Form 10-Q
period 1996-06-28
MITEL CORP
filed 1996-08-06
CIK 352435

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 28, 1996


                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 1-8139


                             MITEL CORPORATION
          (Exact name of registrant as specified in its charter)


          CANADA                                    NONE
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)


          350 Legget Drive
          P.O. Box 13089
          Kanata, Ontario, Canada                   K2K 1X3
         (Address of principal                     (Postal Code)
          executive offices)


    Registrant's telephone number, including area code:  (613) 592-2122


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  ( )

The number of common shares outstanding as at June 28, 1996 was 107,194,644.

                               MITEL CORPORATION

                                    INDEX






PART I.  FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS.

         Consolidated Balance Sheets -
         June 28, 1996 and March 29, 1996 . .. . . . . . . . . . . . .  3


         Consolidated Statements of Income and Retained Earnings -
         Three Months Ended June 28, 1996 and June 30, 1995. . . .  . . 4


         Consolidated Statements of Cash Flows -
         Three Months Ended June 28, 1996 and June 30, 1995. . . . . .  5


         Notes to the Consolidated Financial Statements. . . . . . . . .6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . .11




PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . .  . . . 17

                                Mitel Corporation
                     (incorporated under the laws of Canada)

                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                     June 28,    March 29,
                                                       1996        1996
                                                     -------     --------
ASSETS
Current assets:
   Cash and short-term investments at cost,
     which approximates market                        $ 128.4     $ 137.3
   Accounts receivable                                  131.7       145.7
   Inventories (Note 3)                                  80.4        72.5
   Prepaid expenses                                       7.4         6.7
                                                      -------     -------
                                                        347.9       362.2
Capital assets:
   Fixed assets (Note 4)                                151.6       143.7
   Other assets                                          11.2        11.2
                                                      -------     -------
                                                      $ 510.7     $ 517.1
                                                      =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities            $ 88.7     $ 103.6
   Income and other taxes                                 9.9        14.9
   Deferred revenue                                      20.2        22.2
   Current portion of long-term debt                     11.8        11.2
                                                      -------     -------
                                                        130.6       151.9

Long-term debt                                           40.9        39.6
Pension liability                                        12.3        12.1
Deferred income taxes                                    10.7        10.7
                                                      -------     -------
                                                        194.5       214.3
                                                      -------     -------
Shareholders' equity:
   Capital Stock (Note 5)
     Preferred shares                                    37.2        37.2
     Common shares                                      152.6       150.6
   Contributed surplus                                   32.3        32.3
   Retained earnings                                     89.3        79.4
   Translation account (Note 6)                           4.8         3.3
                                                      -------     -------
                                                        316.2       302.8
                                                      -------     -------
                                                      $ 510.7     $ 517.1
                                                      =======     =======

                                 Mitel Corporation

           CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                        June 28,     June 30,
                                                          1996         1995
                                                        --------     --------
Revenue:
   Products                                             $ 141.2      $ 117.3
   Service                                                 16.9         18.9
                                                        -------      -------
                                                          158.1        136.2
                                                        -------      -------
Cost of sales (excluding amortization):
   Products                                                66.1         59.7
   Service                                                 10.4         12.7
                                                         -------     -------
                                                           76.5         72.4
                                                         -------     -------
Gross margin                                               81.6         63.8
                                                         -------     -------
Expenses:
   Selling and administrative                              47.7         40.3
   Research and development (net)                          16.4         10.4
   Investment tax credits related
    to prior years research and development                (2.3)           -
   Amortization                                             7.4          4.5
                                                        -------      -------
                                                           69.2         55.2
                                                        -------      -------
Operating income                                           12.4          8.6

Interest:
   Income                                                   1.8          2.7
   Expense                                                 (0.6)        (0.4)
                                                        -------      -------
Income before income taxes                                 13.6         10.9

Income tax expense                                          2.9          1.3
                                                        -------      -------
Net income for the period                                  10.7          9.6

Retained earnings, beginning of period                     79.4         31.7
                                                        -------      -------
                                                           90.1         41.3
Dividends on preferred shares (Note 7)                      0.8          0.9
                                                        -------      -------
Retained earnings, end of period                        $  89.3      $  40.4
                                                        =======      =======
Net income attributable to common shareholders
 after preferred share dividends                        $   9.9      $   8.7
                                                        =======      =======
Net income per common share                             $  0.09      $  0.08
                                                        =======      =======

                                 Mitel Corporation

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in millions of Canadian dollars)
                                    (Unaudited)

                                                         Three Months Ended
                                                         June 28,   June 30,
                                                           1996       1995
                                                         --------   -------
CASH PROVIDED BY (USED IN)

Operating activities:
   Net income for the period                             $  10.7     $   9.6
   Amortization                                              7.4         4.5
   Other non-cash operating items                           (0.1)       (0.2)
   Increase in working capital (Note 8)                    (16.9)       (6.9)
                                                         -------     -------
                                                             1.1         7.0
                                                         -------     -------
Investing activities:
   Additions to capital assets                             (14.4)       (6.2)
   Proceeds from disposal of capital assets                  0.1          -
   Net change in non-cash balances related
    to investing activities                                  0.7        (0.4)
                                                         -------     -------
Total                                                      (13.6)       (6.6)
                                                         -------     -------

Financing activities:
   Increase in long-term debt                                4.2         5.5
   Repayment of long-term debt                              (2.2)       (1.2)
   Repurchase and redemption of preferred shares (Note 5)      -        (0.5)
   Dividends on preferred shares                            (0.8)       (0.9)
   Issue of common shares (Note 5)                           2.0         0.1
                                                         -------     -------
Total                                                        3.2         3.0
                                                         -------     -------
Effect of currency translation on cash                       0.4        (0.8)
                                                         -------     -------

Increase (decrease) in cash and short-term investments      (8.9)        2.6

Cash and short-term investments, beginning of period       137.3       141.6
                                                         -------     -------
Cash and short-term investments, end of period           $ 128.4     $ 144.2
                                                         =======     =======

                                  Mitel Corporation

                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        (in millions of Canadian dollars)
                                  (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 28, 1996 and the results of operations and the changes in financial position for the respective three month periods ended June 28, 1996 and June 30, 1995, in accordance with accounting principles generally accepted in Canada. (See also Note 9).

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's
Annual Report on Form 10-K for the year ended March 29, 1996. The Company's fiscal year-end is the last Friday in March.

2. Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3.   The components of inventory are:

                                                 June 28,     March 29,
                                                   1996         1996
                                                 -------      --------
     Raw materials                               $  25.6      $  21.9
     Work-in-process                                22.9         22.6
     Finished goods                                 31.9         28.0
                                                 -------       -------
                                                 $  80.4       $  72.5
                                                 =======       =======

4.   Fixed assets:

                                                 June 28,     March 29,
                                                   1996         1996
                                                 -------      --------
     Cost                                        $ 365.0       $ 350.3
     Accumulated amortization                      213.4         206.6
                                                 -------       -------
                                                 $ 151.6       $ 143.7
                                                 =======       =======

5. During the quarter ended June 28, 1996, there were 110,150 common shares issued on stock options exercised and 1,000,000 common shares issued on warrants exercised, representing all of the warrants then outstanding. In addition, 627,500 stock options were granted during the first quarter. Available for grant at June 28, 1996 were 1,176,275
(March 29, 1996 - 1,779,775) common shares. The total number of options outstanding at June 28, 1996 was 3,395,875 (March 29, 1996 - 2,902,525) with exercise prices ranging from $1.10 to $9.32 per share and exercise periods extending to May, 2006. No preferred shares were required to be repurchased during the three months ended June 28, 1996.

                                                 June 28,     March 29,
                                                   1996         1996
                                                 -------      -------
     Shares outstanding:
          Preferred Shares - R&D Series        1,618,900     1,618,900
          Common Shares                      107,194,644   106,084,494

6.   The following table summarizes changes in the translation account:

                                                  Three Months Ended
                                                June 28,     June 30,
                                                  1996         1995
                                                -------      -------
Balance, beginning of period                    $   3.3      $  10.6

Increase (decrease):
  Movements in exchange rates -
     United States dollar                             -         (0.8)
     United Kingdom pound sterling                  1.1         (2.1)
     Other currencies                               0.4            -
                                                -------      -------
Balance, end of period                          $   4.8      $   7.7
                                                =======      =======

7. The Company has not declared or paid any dividends on its common stock. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

8. On March 29, 1996, the Company acquired ABB Hafo AB (subsequently renamed Mitel Semiconductor AB), a designer, manufacturer and marketer of custom and application specific integrated circuits and semiconductor components with operations based in Sweden and the United States.

Pro forma financial information for the three months ended June 30, 1995, as if the business had been acquired at the beginning of Fiscal 1996, is presented as follows:

          Revenue                       $  147.1

          Gross Margin                  $   69.9

          Net income for the period     $    7.1

          Net income per common share   $   0.06

This information has been prepared on a basis consistent with Note 15 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 29, 1996.

9. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in note 18 to the consolidated financial statements as at March 29, 1996.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC.

                                                  Three Months Ended
                                                June 28,     June 30,
                                                  1996         1995
                                                -------      -------
Net income for the period
   in accordance with Canadian GAAP             $  10.7      $   9.6

Effect of deferral accounting
   related to foreign exchange contracts            0.5          4.4
                                                -------      -------
U.S. GAAP and SEC requirements:
Net income for the period                       $  11.2	     $  14.0
                                                =======      =======
Net income for the period attributable
   to common shareholders after preferred
   share dividends                              $  10.4      $  13.1
                                                =======      =======
Net income per common share                     $  0.10      $  0.12
                                                =======      =======

Cash flow information presented in conformity in all material respects with U.S. GAAP:

Cash provided by (used in)

                                                  Three Months Ended
                                                June 28,     June 30,
                                                  1996         1995
                                                -------      -------
Operating activities - Canadian and U.S. GAAP   $   1.1      $   7.0
                                                -------      -------

Investing activities - Canadian GAAP              (13.6)        (6.6)
Change in short-term investments                   79.6         21.9
Additions to capital assets under capital lease     6.8          4.4
                                                -------      -------
Investing activities - U.S. GAAP                   72.8         19.7
                                                -------      -------
Financing activities - Canadian GAAP                3.2          3.0
Increase in capital leases                         (6.8)        (4.4)
                                                -------      -------
Financing activities - U.S. GAAP                   (3.6)        (1.4)
                                                -------      -------
Increase in cash                                   70.3         25.3

Effect of currency translation on cash flows        0.4         (0.8)

Cash position, beginning of period                 52.4         63.0
                                                -------      -------
Cash position, end of period                    $ 123.1      $  87.5
                                                =======      =======

Net change in non-cash balances related to operating activities:

                                                 Three Months Ended
                                                 June 28,  June 30,
                                                   1996      1995
                                                 -------   -------
   Accounts receivable                           $  14.7   $  14.2
   Inventories                                      (8.0)     (1.6)
   Accounts payable and accrued liabilities        (21.3)    (15.9)
   Deferred revenue                                 (2.2)     (2.7)
   Other                                            (0.1)     (0.9)
                                                  ------    ------
                                                 $ (16.9)  $  (6.9)
                                                 =======    ======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                 June 28,  March 29,
                                                   1996      1996
                                                 -------   --------
    Cash                                         $ 123.1   $  52.4
    Short-term investments                           5.3      84.9
    Accounts payable and accrued liabilities        85.0     100.4
    Redeemable preferred shares                     34.4      34.4
    Common shares                                  598.5     596.5
    Contributed surplus                              2.5       2.5
    Deficit                                       (320.3)   (330.7)

10. Certain of the Fiscal 1996 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

The Company reported net income of $10.7, or $0.09 per share for the first quarter ended June 28, 1996, an improvement of $1.1 over the first quarter of Fiscal 1996. Higher margins driven by both volume and product mix improvements, but offset by an increase in research and development and amortization expenses, helped to improve net income in the first quarter of Fiscal 1997 over the corresponding period last year.

Revenue in the first quarter of Fiscal 1997 was $158.1 compared with $136.2 in the same quarter of Fiscal 1996. The revenue growth of 16 percent was mostly attributable to the inclusion of Mitel Semiconductor AB, Mitel's Swedish semiconductor plant, which was acquired at the end of Fiscal 1996, and to significant growth in the Company's original semiconductor business. However, lower volumes of business communication systems sold, primarily in Europe, partially offset the semiconductor performance.

As a percentage of total revenue, the total gross margin for the quarter ended June 28, 1996 was 52 percent, 5 percentage points higher than the same quarter in Fiscal 1996. The improvement was primarily due to an increased proportion of higher margin products in the sales mix, particularly in semiconductors.

Net income and cash flows for each period as determined by United States accounting principles are detailed in Note 8 to the consolidated financial statements.

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 29, 1996. Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements included elsewhere in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, demographic changes, import protection and regulation, major technology changes, timing of product introductions, industry competition, industry capacity and other industry trends, and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of systems, subsystems and microelectronic components to world markets in the telephony, computer telephony integration (CTI) and communications industries. These products and related services include voice communications systems; public switching systems; network enhancement and gateway products; CTI systems and applications; client server telecom products; custom silicon wafers, integrated and hybrid circuits, optoelectronic components, and thermal print heads.

The Company sells its products through both direct and indirect channels of
distribution.   Factors affecting the choice of distribution, among others, include: end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                             Three months            Three months
                                 Ended       % of        Ended       % of
                             June 28, 1996   Total   June 30, 1995   Total
                             -------------   -----   -------------   -----
   United States               $  75.0        47 %     $  66.8        49 %
   Europe                         48.7        31          38.0        28
   Other Regions                  20.0        13          20.9        15
   Canada                         14.4         9          10.5         8
                               -------       -----     -------       -----
                               $ 158.1       100 %     $ 136.2       100 %
                               =======       =====     =======       =====

For the quarter ended June 28, 1996 the net movement in exchange rates from Fiscal 1996 negatively impacted total revenue by 2 percent ($2.4) as a result of unfavourable changes in the United Kingdom pound sterling exchange rate.

Revenue, by product group, was distributed as follows:

                             Three months            Three months
                                 Ended       % of        Ended      % of
                             June 28, 1996   Total   June 30, 1995  Total
                             -------------   -----   -------------  -----
   Business Communication
    Systems                    $ 102.1        65 %     $ 109.5       80 %
   Semiconductors                 56.0        35          26.7       20
                               -------       -----     -------      -----
                               $ 158.1       100 %     $ 136.2      100 %
                               =======       =====     =======      =====

Business Communication Systems

Business Communication Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, RADICALL, call controller products, and the GX5000. All of the Company's service revenue relates to business communication systems, primarily PBX. As a percentage of total revenue, BCS revenue decreased to 65 percent in Fiscal 1997 from 80 percent in the corresponding period in Fiscal 1996. The business mix changed as a result of the rapid growth of the Company's semiconductor business, including the recent acquisition of Mitel Semiconductor AB. As expected, service revenue decreased as a percentage of total revenue as the Company sold all of its North American non-Mitel PBX and key system customer base and certain U.K. maintenance contracts to other service providers mid-way through Fiscal 1996.

BCS revenue, in total, decreased by 7 percent compared to the same three month period last year. The reduced revenue stream was due to lower levels of new PBX installations in the U.S., Europe and in the Asia Pacific regions. System sales in the Canadian market improved compared to the same period last year.

Sales into the U.S. BCS market were lower in the first quarter of Fiscal 1997 compared to the same quarter last year as a result of the sale of Mitel's non-core base and a lower level of new installations.

Mitel's BCS revenue in Europe in the first quarter of Fiscal 1997 was lower compared to the same quarter in Fiscal 1996 due to lower demand from Mitel's established customer base for PBX upgrades and expansions.

During the first quarter of Fiscal 1997, Mitel's primary focus in Asia Pacific continued to be its joint venture located in Tianjin, China. BCS revenue during such quarter decreased in this region compared to the same period last year due to the effects of tight monetary policies and intense price competition in China and to the uncertainties regarding the transfer of Hong Kong to China in July 1997.

Semiconductors

In the first quarter of Fiscal 1997, the Semiconductor Division more than doubled the revenue figure from the corresponding period last year principally as a result of the additional revenue from the newly acquired company, Mitel Semiconductor AB, and increased demand for the Company's integrated circuits and thick film hybrid products in all regions. Sales into Europe and into the U.S. grew significantly over the same period last year largely due to sales by Mitel Semiconductor AB which operates primarily in these markets. The increase in Mitel's semiconductor business reflects the growth in the semiconductor industry in general, as high technology product manufacturing continues to expand. Mitel is experiencing the most significant growth supporting customers in developing economies where there is a high demand for telecommunications infrastructure. Additionally, Mitel is experiencing growth in economies where there is a need for Mitel's line of communications components for manufacturers of advanced voice, data and multimedia equipment in North America, Asia and Europe. Increased sales of other equipment manufacturers' (OEM) products incorporating existing Mitel Semiconductor components, along with the introduction of new components, including those intended for CTI applications, led to increased sales volumes compared to the same quarter last year.

The Company took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, which has a semiconductor plant in Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada to meet the growing demand for its integrated circuits. The Company expects the first phase of the Bromont expansion program to be completed during the third quarter of Fiscal 1997, which will improve volume capacity of the existing 100 mm wafer production and introduce new 0.8 micron technology. The second phase, intended to double the plant's production capacity by converting to 150 mm wafer production, is scheduled to be completed in the fall of calendar 1997.

GROSS MARGIN

As a percentage of total revenue, total gross margin for the quarter ended June 28, 1996 was 52 percent, 5 percentage points higher than the same quarter in Fiscal 1996. The product gross margin was 53 percent for the quarter ended June 28,1996, 4 percentage points higher than in the same period in Fiscal 1996. Product gross margins strengthened due to an improved mix of higher margin products sold and increased semiconductor volumes. The Fiscal 1997 first quarter service gross margin improved to 38 percent from 33 percent primarily due to higher margins in both the U.K. and U.S. direct service business.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses increased in the first quarter of Fiscal 1997 to $47.7, or 30 percent of sales, from $40.3, and also 30 percent of sales, for the comparable period in Fiscal 1996.

S&A expenses were higher compared to last year primarily as a result of including the results of operations of Mitel Semiconductor AB and higher costs associated with new marketing initiatives and product launches (with respect to CTI applications, work group solutions, PC telephony and in support of the NeVaDa product). During the first quarter of Fiscal 1997, the Company promoted its new products through first time appearances at IT trade shows including Networld + Interop in the U.S. and Networks 96 in the U.K.

Research and Development

R&D expenses amounted to $16.4, and 10 percent of revenue, for the three month period ended June 28, 1996. This compares to $10.4, and 8 percent of revenue, in the first quarter of Fiscal 1996. These amounts are exclusive of related R&D capital asset amortization and net of Canadian provincial government R&D incentives earned. The Company accrued separately $2.3 of Canadian federal investment tax credits not previously recognized but relating to prior years' R&D. R&D increased as a percentage of revenue mainly due to the inclusion of Mitel Semiconductor AB which currently has a significant program for new integrated circuits and optoelectronic components.

Mitel's R&D program integrates its support for existing products with development work in emerging technologies including, among other, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; Centrex service enhancements; new ISDN applications; and real-time application specific microelectronic components.

Amortization

Amortization increased in the first quarter of Fiscal 1997 to $7.4 from $4.5 for the comparable period in Fiscal 1996. The increase is due primarily to the semiconductor capacity expansion program, replacements and upgrades to the Company's other manufacturing plants, as well as the inclusion of Mitel Semiconductor AB's results of operations.

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, was $1.2 in the three month period ended June 28, 1996 compared to $2.3 for the corresponding period in Fiscal 1996. The decrease in net interest income resulted from lower Canadian interest rates and from lower average cash balances available for investment. Cash balances available for investment were reduced due to the acquisition of Mitel Semiconductor AB for $44.0 on the last day of Fiscal 1996. This acquisition was financed in its entirety from the Company's cash resources.

INCOME TAXES

In the first quarter of Fiscal 1997, the Company deferred recognition of certain discretionary tax deductions, increasing tax expense by $2.3 to permit the realization of Canadian federal investment tax credits that otherwise would have expired. Income tax expense for the first quarter of Fiscal 1997 was $2.9 and compares to $1.3 for the same period in Fiscal 1996. Before accounting for the investment tax credits, income tax expense for the first quarter of Fiscal 1997 was $0.6, a decrease of $0.7 compared to the first quarter in Fiscal 1996 due to lower taxable earnings in the U.K.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At June 28, 1996, order backlog was $146.9 as compared to $138.8 at March 29, 1996. The increase in backlog was mainly attributable to higher U.S. business communication systems orders and to strong worldwide demand for the Company's semiconductors. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $128.4 as at June 28, 1996 compared to $137.3 as at March 29, 1996. The decrease of $8.9 from the end of Fiscal 1996 was due to increased working capital requirements and fixed asset additions offset by improved operating results.

Cash flow provided by operations amounted to $1.1 during the first quarter ended June 28, 1996. This compares to the first quarter of Fiscal 1996 when cash provided by operations was $7.0. Operating cash flow during the first quarter of Fiscal 1997 decreased relative to the corresponding period last year primarily due to greater reductions in payables and larger increases in inventories.

Since March 29, 1996, the Company's working capital increased by $7.0 to $217.3 primarily due to payments on year-end accounts payable and an increase in inventories offset by reduced accounts receivable levels. Inventories were built-up mainly in anticipation of routine plant maintenance shutdowns. The reduction in accounts payable included payments for incentives related to the Fiscal 1996 performance. Accounts receivable decreased by $14.0 as a result of collections on the typically higher year-end balances.

On March 29, 1996, the company recorded a liability of $2.0 in respect of costs to integrate the operations of the acquired company, Mitel Semiconductor AB, with the Semiconductor Division. During the first quarter of Fiscal 1997, integration costs of $0.1 were charged against the provision. These costs consist primarily of information systems integration costs. The Company expects that the program to integrate the acquired company with the Semiconductor Division will be completed by the end of Fiscal 1997.

Fixed asset additions amounted to $14.1 during the first quarter of Fiscal 1997, and were primarily for the increase in semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. Management expects that Fiscal 1997 capital expenditures will be significantly higher than in Fiscal 1996 as a result of the semiconductor capital program. As previously discussed, the semiconductor capital program will be conducted in two phases. Phase one, which commenced in the fourth quarter of Fiscal 1996, is expected to cost approximately $10.0 and phase two is expected to cost approximately $34.0.

Total long-term debt increased by $1.9 from the end of Fiscal 1996 due to capital assets acquired under capital leases.

As at June 28, 1996, the Company's capitalization was comprised of 17 percent debt, 10 percent preferred equity, and 73 percent common equity, the same profile as at the end of Fiscal 1996.

In addition to cash and short-term investment balances of $128.4 as at June 28, 1996, the Company has unused lines of credit in North America and the U.K. of approximately $32.1.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

a)     Exhibits

       Exhibit 11(a) Computation of earnings per share under Canadian accounting principles.

       Exhibit 11(b) Computation of earnings per share under United States accounting principles.


b)     Reports on Form 8-K

During the quarter ended June 28, 1996, the company filed Forms 8-K and 8-K/A reporting the acquisition on March 29, 1996 of 100 percent of the voting shares of ABB Hafo AB, of Jarfalla, Sweden from Asea Brown Boveri AB. The Form 8-K/A included the audited financial statements of the business acquired for the year ended December 31, 1995, and unaudited pro forma condensed consolidated financial statements as at March 29, 1996.



                                SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      MITEL CORPORATION (Registrant)


July 26, 1996                                 JEAN-JACQUES CARRIER
   Date                                       Jean-Jacques Carrier
                                              Vice President of Finance
                                               and Chief Financial Officer

July 26, 1996                                 JOHN B. MILLARD
   Date                                       John B. Millard
                                              President and
                                               Chief Executive Officer

                              EXHIBIT INDEX



     Exhibit Number                          Description


         11(a) Computation of earnings per share under Canadian accounting principles.

         11(b) Computation of earnings per share under United States accounting principles.

                               MITEL CORPORATION	         Exhibit 11a

                       COMPUTATION OF EARNINGS PER SHARE
                       (CANADIAN ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                                       Three Months Ended
                                                       June 28,   June 30,
                                                         1996      1995
                                                       -------    -------
BASIC EPS

    Net income                                         $  10.7    $   9.6
    Less: dividends on cumulative preferred shares        (0.8)      (0.9)
                                                       -------    -------

    Adjusted net income                                $   9.9    $   8.7
                                                       =======    =======
    Weighted average shares outstanding (millions)       107.2      105.8
                                                       =======    =======

    Basic EPS                                          $  0.09    $  0.08
                                                       =======    =======

FULLY DILUTED EPS (1)

    Adjusted net income as
      determined under basic EPS                       $   9.9    $   8.7
    Imputed interest on stock options
      and warrants                                         0.1        0.1
                                                       -------    -------
    Adjusted net income                                $  10.0    $   8.8
                                                       =======    =======
    Weighted average shares outstanding
      as determined under basic EPS (millions)           107.2      105.8
    Add weighted average shares on conversion of:
      - stock options                                      3.4        2.7
      - warrants                                             -        1.0
                                                       -------    -------
    Adjusted weighted average shares
      outstanding (millions)                             110.6      109.5
                                                       -------    -------
    Fully diluted EPS                                  $  0.09    $  0.08
                                                       =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on the fully dilutive basis are not required under the provisions of section 3500 of the Canadian Institute of Chartered Accountants Handbook.

                                  MITEL CORPORATION          Exhibit 11b

                         COMPUTATION OF EARNINGS PER SHARE
                       (UNITED STATES ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                                       Three Months Ended
                                                       June 28,   June 30,
                                                         1996       1995
                                                       -------    -------
PRIMARY EPS

    Net income                                         $  11.2    $  14.0
    Less: dividends on cumulative preferred shares        (0.8)      (0.9)
                                                       -------    -------

    Adjusted net income                                $  10.4    $  13.1
                                                       =======    =======

    Weighted average shares and
      share equivalents (millions)                       108.5      107.7
                                                       =======    =======

    Primary EPS                                        $  0.10    $  0.12
                                                       =======    =======

FULLY DILUTED EPS (1)

     Adjusted net income as
       determined under primary EPS                    $  10.4    $  13.1
                                                       =======    =======

     Weighted average shares and
       share equivalents (millions)                      108.5      107.7

     Weighted average shares on conversion
       of stock options                                      -        0.1
                                                       -------    -------

     Adjusted weighted average shares
       outstanding (millions)                            108.5      107.8
                                                       =======    =======


     Fully diluted EPS                                 $  0.10    $  0.12
                                                       =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on the fully dilutive basis are not required to be stated under the provisions of APB Opinion No. 15.