Form 10-Q/A
period 1996-06-28
MITEL CORP
filed 1996-10-17
CIK 352435

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-Q/A
                                AMENDMENT 1

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


a)     Exhibits

     * Exhibit 11(a)      Computation of earnings per share under Canadian
                                        accounting principles.

     * Exhibit 11(b)      Computation of earnings per share under United
                                        States accounting principles.

       Exhibit 27         Financial Data Schedule

* Previously filed with the Form 10-Q.

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


                               SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      MITEL CORPORATION (Registrant)

October 16, 1996                      JEAN-JACQUES CARRIER
    Date                              Jean-Jacques Carrier
                                      Vice President of Finance
                                       and Chief Financial Officer

                                      2

                              EXHIBIT INDEX



     Exhibit Number                          Description


       * 11(a)             Computation of earnings per share under
                                Canadian accounting principles.


       * 11(b)             Computation of earnings per share under
                                United States accounting principles.

         27                Financial Data Schedule

* Previously filed with the Form 10-Q.