Form 10-Q/A
period 1996-06-28
MITEL CORP
filed 1996-10-28
CIK 352435

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                               FORM 10-Q/A-2
                                AMENDMENT 2

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

       Exhibit 27         Financial Data Schedule **

*  Previously filed with the Form 10-Q.
** Replaces Exhibit 27 previously filed with the Form 10-Q/A (Amendment 1).

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


                      MITEL CORPORATION (Registrant)

October 28, 1996                      JEAN-JACQUES CARRIER
    Date                              Jean-Jacques Carrier
                                      Vice President of Finance
                                       and Chief Financial Officer

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

         27                Financial Data Schedule **

*  Previously filed with the Form 10-Q.
** Replaces Exhibit 27 previously filed with the Form 10-Q/A (Amendment 1).
                                       3