Form 10-Q
period 1996-09-27
MITEL CORP
filed 1996-11-07
CIK 352435

                                                        http://www.mitel.com

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 27, 1996

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

Yes  (X)     No  ( )

The number of common shares outstanding as at November 1, 1996 was 107,299,381.

                               MITEL CORPORATION

                                    INDEX






PART I.  FINANCIAL INFORMATION (Unaudited)


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         September 27, 1996 and March 29, 1996 . . . . . . . . . . . .  3


         Consolidated Statements of Retained Earnings -
         Three months and six months ended
         September 27, 1996 and September 29, 1995 . . . . . . . . . .  4


         Consolidated Statements of Income -
         Three months and six months ended
         September 27, 1996 and September 29, 1995 . . . . . . . . . .  5


         Consolidated Statements of Cash Flows -
         Six months ended September 27, 1996 and September 29, 1995  .  6


         Notes to the Consolidated Financial Statements  . . . . . . .  7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 12




PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 20


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . 21

                                   Mitel Corporation
                        (incorporated under the laws of Canada)
                             CONSOLIDATED BALANCE SHEETS
                          (in millions of Canadian dollars)
                                    (Unaudited)

                                                         Sept. 27,    March 29,
                                                          1996         1996
                                                         -------      -------
ASSETS
Current assets:
   Cash and short-term investments at cost,
     which approximates market                           $ 135.4      $ 137.3
   Accounts receivable                                     136.3        145.7
   Inventories (Note 3)                                     84.0         72.5
   Prepaid expenses                                         10.7          6.7
                                                         -------      -------
                                                           366.4        362.2
Capital assets:
   Fixed assets (Note 4)                                   163.9        143.7
   Other assets                                             10.8         11.2
                                                         -------      -------
                                                         $ 541.1      $ 517.1
                                                         =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities              $  95.0      $ 103.6
   Income and other taxes payable                           16.0         14.9
   Deferred revenue                                         18.1         22.2
   Current portion of long-term debt                        11.4         11.2
                                                         -------      -------
                                                           140.5        151.9
Long-term debt                                              44.5         39.6
Pension liability                                           12.8         12.1
Deferred income taxes                                       11.1         10.7
                                                         -------      -------
                                                           208.9        214.3
                                                         -------      -------
Shareholders' equity:
   Capital stock (Note 5)
     Preferred shares                                       37.2         37.2
     Common shares                                         152.8        150.6
   Contributed surplus                                      32.3         32.3
   Retained earnings                                       105.0         79.4
   Translation account (Note 6)                              4.9          3.3
                                                         -------      -------
                                                           332.2        302.8
                                                         -------      -------
                                                         $ 541.1      $ 517.1
                                                         =======      =======

                                  Mitel Corporation
                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         (in millions of Canadian dollars)
                                    (Unaudited)



                                  Three Months Ended        Six Months Ended
                                Sept. 27,   Sept. 29,    Sept. 27,    Sept. 29,
                                  1996        1995         1996         1995
                                -------     -------      -------      -------

Retained earnings,
 beginning of period            $  89.3     $  40.4      $  79.4      $  31.7

Net income for the period          16.5        15.0         27.2         24.6
                                -------     -------      -------      -------

                                  105.8        55.4        106.6         56.3

Dividends on
 preferred shares (Note 7)         (0.8)       (0.8)        (1.6)        (1.7)
                                -------     -------      -------      -------

Retained earnings,
 end of period                  $ 105.0     $  54.6      $ 105.0      $  54.6
                                =======     =======      =======      =======

                                  Mitel Corporation
                          CONSOLIDATED STATEMENTS OF INCOME
             (in millions of Canadian dollars, except per share amounts)
                                    (Unaudited)

                                  Three Months Ended        Six Months Ended
                                Sept. 27,   Sept. 29,    Sept. 27,    Sept. 29,
                                  1996        1995         1996         1995
                                -------     -------      -------      -------
Revenue:
   Products                     $ 152.2     $ 129.2      $ 293.4      $ 246.5
   Service                         17.1        20.3         34.0         39.2
                                -------     -------      -------      -------
                                  169.3       149.5        327.4        285.7
                                -------     -------      -------      -------
Cost of sales (excluding amortization):
   Products                        71.4        65.4        138.1        125.1
   Service                         11.1        10.7         21.5         23.4
                                -------     -------      -------      -------
                                   82.5        76.1        159.6        148.5
                                -------     -------      -------      -------
Gross margin                       86.8        73.4        167.8        137.2
                                -------     -------      -------      -------
Expenses:
   Selling and administrative      49.5        43.8         97.2         84.1
   Research and development
    (net)(Note 11)                 14.4        10.2         30.2         20.6
   Investment tax credits related to prior years'
     research and development      (2.5)         -          (4.8)          -
   Amortization                     8.3         4.7         15.7          9.2
                                -------     -------      -------      -------
                                   69.7        58.7        138.3        113.9
                                -------     -------      -------      -------
Operating income                   17.1        14.7         29.5         23.3

Gain on sale of
 investment (Note 8)                3.6           -          3.6            -

Interest:
   Income                           1.6         2.4          3.4          5.1
   Expense                         (0.5)       (0.4)        (1.1)        (0.8)
                                -------     -------      -------      -------
Income before income taxes         21.8        16.7         35.4         27.6
Income tax expense                  5.3         1.7          8.2          3.0
                                -------     -------      -------      -------
Net income for the period       $  16.5     $  15.0      $  27.2      $  24.6
                                =======     =======      =======      =======
Net income for the period attributable to common shareholders after
 preferred share dividends      $  15.7     $  14.2      $  25.6      $  22.9
                                -------     -------      -------      -------
Net income per common share:
 Basic (Note 5)                 $  0.15     $  0.13      $  0.24      $  0.22
                                =======     =======      =======      =======
 Fully diluted (Note 5)         $  0.14     $  0.13      $  0.23      $  0.21
                                =======     =======      =======      =======

                                  Mitel Corporation
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in millions of Canadian dollars)
                                   (Unaudited)

                                                            Six Months Ended
                                                         Sept. 27,    Sept. 29,
                                                           1996         1995
                                                         -------      -------
CASH PROVIDED BY (USED IN)
Operating activities:
   Net income for the period                             $  27.2      $  24.6
   Amortization                                             15.7          9.2
   Gain on sale of capital assets and investment            (3.6)           -
   Increase in pension liability                             0.6            -
   Deferred income taxes                                     0.3          0.1
   Increase in working capital (Note 10)                   (20.0)       (12.5)
                                                         -------      -------
Total                                                       20.2         21.4
                                                         -------      -------
Investing activities:
   Additions to capital assets                             (34.7)       (14.7)
   Proceeds from disposal of capital assets and investment   3.8            -
   Net change in non-cash balances related
    to investing activities                                  1.6          1.1
                                                         -------      -------
Total                                                      (29.3)       (13.6)
                                                         -------      -------
Financing activities:
   Increase in long-term debt                               11.6          8.6
   Repayment of long-term debt                              (6.6)        (4.7)
   Repurchase and redemption of preferred shares (Note 5)      -         (1.0)
   Dividends on preferred shares                            (1.6)        (1.7)
   Issue of common shares (Note 5)                           2.2          0.2
   Net change in non-cash balances related
    to financing activities                                  0.8            -
                                                         -------      -------
Total                                                        6.4          1.4
                                                         -------      -------
Effect of currency translation on cash                       0.8         (1.2)
                                                         -------      -------
Increase (decrease) in cash and short-term
 investments                                                (1.9)         8.0

Cash and short-term investments,
 beginning of period                                       137.3        141.6
                                                         -------      -------
Cash and short-term investments,
 end of period                                           $ 135.4      $ 149.6
                                                         =======      =======

                                 Mitel Corporation
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of Canadian dollars, except share and per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 27, 1996 and the results of operations and the changes in financial position for the three and six month periods ended September 27, 1996 and September 29, 1995, in accordance with accounting principles generally accepted in Canada.(See also Note 10).

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

3.    The components of inventory are:

                                                  Sept. 27,     March 29,
                                                    1996          1996
                                                  -------       -------
      Raw materials                               $  27.9       $  21.9
      Work-in-process                                24.8          22.6
      Finished goods                                 31.3          28.0
                                                  -------       -------
                                                  $  84.0       $  72.5
                                                  =======       =======

4.    Fixed assets:                               Sept. 27,     March 29,
                                                    1996          1996
                                                  -------       -------
      Cost                                        $ 384.9       $ 350.3
      Accumulated amortization                     (221.0)       (206.6)
                                                  -------       -------
                                                  $ 163.9       $ 143.7
                                                  =======       =======

5.                                                 Sept. 27,     March 29,
                                                     1996          1996
                                                   -------       -------
      Shares outstanding:
        Preferred Shares - R&D Series                1,617,400     1,618,900
        Common Shares                              107,275,444   106,084,494

                                                     Number of Common Shares
                                                        Six Months Ended
                                                     Sept.27,    Sept. 29,
                                                       1996        1995
                                                     ---------   --------
      Stock Option Plans:
      Outstanding options
      Balance, beginning of period                   2,902,525   2,721,551
      Options granted                                  699,000     571,000
      Options exercised                               (190,950)    (86,976)
      Options cancelled                                (25,000)    (46,650)
                                                     ---------   ---------
      Balance, end of period                         3,385,575   3,158,925
                                                     =========   =========

     During the six months ended September 27, 1996 , there were 1,000,000 common shares issued on warrants exercised, representing all of the warrants then outstanding. Available for grant at September 27, 1996 were 1,105,775 (March 29, 1996 - 1,779,775) common shares. The exercise prices on stock options issued range from $1.10 to $9.32 per share with exercise periods extending to September, 2006.

      There were 1,500 preferred shares repurchased during the six months ended September 27, 1996.

6.    The following table summarizes changes in the translation account:

                                        Three Months Ended   Six Months Ended
                                        Sept. 27, Sept. 29, Sept. 27, Sept. 29,
                                          1996      1995      1996      1995
                                        -------   -------   -------   -------
      Balance, beginning of period      $  4.8    $   7.7   $   3.3   $  10.6
      Increase (decrease):
        Movements in exchange rates -
           United States dollar              -       (0.9)        -      (1.7)
           United Kingdom pound sterling   0.6       (2.1)      1.7      (4.2)
           Swedish krona                   0.1          -       0.5         -
           Other currencies                0.1          -       0.1         -
        Reduction of net investment
         in subsidiaries                  (0.7)         -      (0.7)        -
                                        -------   -------   -------   -------
      Balance, end of period            $  4.9    $   4.7   $   4.9   $   4.7
                                        =======   =======   =======   =======

7. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

8. On September 27, 1996, the Company sold all of its 6 percent interest in Esprit Telecom (Jersey) Ltd., a non-strategic holding which was previously carried at a nominal value on the cost basis of accounting.
The gain on the sale was $3.6, approximately $2.4 after taxes.

9. On March 29, 1996, the Company acquired ABB Hafo AB (subsequently renamed Mitel Semiconductor AB), a designer, manufacturer and marketer of custom and application specific integrated circuits and optoelectronic components with operations based in Sweden and the United States.

Pro forma financial information as if the business had been acquired at the beginning of Fiscal 1996 is presented as follows:

                                        Three Months Ended  Six Months Ended
                                              Sept. 29,       Sept. 29,
                                                1995            1995
                                              -------         -------
                 Revenue                      $ 164.0         $ 311.1
                 Gross margin                 $ 181.8         $ 151.7
                 Net income for the period    $  15.1         $  22.2
                 Net income per common share  $  0.13         $  0.19

This information has been prepared on a basis consistent with Note 15 to the financial statements contained in the Company's Annual Report on Form 10-K for the year ended March 29, 1996.

10. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in
Note 18 to the consolidated financial statements as at March 29, 1996.

   The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                       Three Months Ended    Six Months Ended
                                      Sept. 27,  Sept. 29,  Sept. 27, Sept. 29,
                                        1996       1995       1996      1995
                                      -------    -------    -------   -------
Net income for the period
in accordance with Canadian GAAP      $  16.5    $  15.0    $  27.2   $  24.6

Effect of deferral accounting
related to foreign exchange contracts    (1.0)       3.8       (0.5)      8.2
                                      -------    -------    -------   -------
U.S. GAAP and SEC requirements:
Net income for the period             $  15.5    $  18.8    $  26.7   $  32.8
                                      =======    =======    =======   =======
Net income for the period attributable to common shareholders after
   preferred share dividends          $  14.7    $  18.0    $  25.1   $  31.1
                                      =======    =======    =======   =======
Net income per common share           $  0.14    $  0.17    $  0.23   $  0.29
                                      =======    =======    =======   =======

                                                          Six Months Ended
                                                        Sept. 27,  Sept. 29,
                                                          1996       1995
                                                        -------    -------
Cash flow information presented in conformity
 in all material respects with U.S. GAAP:
Cash provided by (used in)
Operating activities - Canadian and U.S. GAAP           $  19.6    $  21.4
                                                        -------    -------
Investing activities - Canadian GAAP                      (29.3)     (13.6)
Change in short-term investments                           73.2       50.4
Additions to capital assets under capital lease            15.1        7.8
                                                        -------    -------
Investing activities - U.S. GAAP                           59.0       44.6
                                                        -------    -------
Financing activities - Canadian GAAP                        7.0        1.4
Increase in capital leases                                (15.1)      (7.8)
                                                        -------    -------
Financing activities - U.S. GAAP                           (8.1)      (6.4)
                                                        -------    -------
Increase in cash                                           70.5       59.6
Effect of currency translation on cash flows                0.8       (1.2)
Cash position, beginning of period                         52.4       63.0
                                                        -------    -------
Cash position, end of period                            $ 123.7    $ 121.4
                                                        =======    =======

Net change in non-cash balances related
to operating activities:

                                                          Six Months Ended
                                                        Sept. 27,   Sept. 29,
                                                          1996        1995
                                                        -------     -------
     Accounts receivable                                $  10.3     $  10.4
     Inventories                                          (11.4)        1.6
     Accounts payable and accrued liabilities             (10.5)      (16.0)
     Deferred revenue                                      (4.5)       (7.5)
     Other                                                 (3.9)       (1.0)
                                                        -------     -------
                                                        $ (20.0)    $ (12.5)
                                                        =======     =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                         Sept. 27,  March 29,
                                                           1996       1996
                                                         -------    -------
    Cash                                                 $ 123.7    $  52.4
    Short-term investments                                  11.7       84.9
    Accounts payable and accrued liabilities                92.3      100.4
    Redeemable preferred shares                             34.4       34.4
    Common shares                                          598.7      596.5
    Contributed surplus                                      2.5        2.5
    Deficit                                               (305.6)    (330.7)


11. The Fiscal 1997 year to date figures reflect a reclassification of certain first quarter research and development expenses to cost of sales.
Presentation of the Fiscal 1996 figures were unaffected.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)


The Company reported net income of $16.5, or $0.15 per share, in the second quarter of Fiscal 1997. These earnings included the benefit of a gain on sale of an investment in the amount of $3.6, or $0.02 per share. On September 27, 1996, the Company sold all of its 6 percent interest in Esprit Telecom (Jersey) Ltd. (Esprit), a non-strategic holding which was previously carried at a nominal value. The Fiscal 1997 second quarter earnings represent an improvement of $1.5, or $0.02 per share, over the second quarter of last year. For the six month period ended September 27, 1996, net income was $27.2, or $0.24 per share, an improvement of $2.6, or $0.02 per share, over the six month period ended September 26, 1995.

Quarterly and year to date revenue grew by 13 percent and 15 percent respectively over the comparable periods last year. The revenue growth was mostly attributable to the inclusion of Mitel Semiconductor AB, Mitel's Swedish semiconductor plant, which was acquired at the end of Fiscal 1996, and to significant growth in the Company's original semiconductor business. Lower sales of business communication systems partially offset the semiconductor performance. The Fiscal 1997 second quarter and first six months total revenue figures were Company records for those particular fiscal periods.

As a percentage of total revenue, the total gross margin for the quarter ended September 27, 1996 was 51 percent, 2 percentage points higher than the same quarter in Fiscal 1996. Compared to the first half of last year, the year to date total gross margin improved by 3 percentage points to also reach 51 percent. The improvement was primarily due to an increased proportion of higher margin products in the sales mix, particularly in semiconductors, and to reduced manufacturing costs.

Net income and cash flows for each period as determined by United States accounting principles are detailed in Note 10 to the consolidated financial statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 29, 1996. Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements included elsewhere in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, demographic changes, import protection and regulation, major technology changes, timing of product introductions, industry competition, industry capacity and other industry trends, and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of systems, subsystems and microelectronic components to world markets in the telephony, computer telephony integration (CTI) and communications industries. These products and related services include voice communications systems; public switching systems; network enhancement and gateway products; CTI systems and applications; client server telecom products; custom silicon wafers, integrated and hybrid circuits and optoelectronic components.

The Company sells its products through both direct and indirect channels of
distribution.   Factors affecting the choice of distribution, among others, include: end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                           Six Months Ended   % of     Six Months Ended  % of
                            Sept. 27, 1996    Total     Sept. 29, 1995   Total
                            --------------    ------    --------------   ------
    United States              $ 151.7          46 %        $ 137.6        48 %
    Europe                       103.2          32             78.8        28
    Other Regions                 46.1          14             48.1        17
    Canada                        26.4           8             21.2         7
                               -------        ------        -------      ------
                               $ 327.4         100 %        $ 285.7       100 %
                               =======        ======        =======      ======

For the quarter ended September 27, 1996, the net movement in exchange rates from Fiscal 1996 positively impacted total revenue by less than 1 percent ($0.7) as a result of favourable changes in the U.K. pound sterling exchange rate. This reduced the year-to-date negative impact of net movements in exchange rates from Fiscal 1996 on Fiscal 1997 first half revenue to less than 1 percent ($1.7).

Revenue, by product group, was distributed as follows:

                           Six Months Ended   % of     Six Months Ended  % of
                            Sept. 27, 1996    Total     Sept. 29, 1995   Total
                            --------------    ------    --------------   ------
    Business Communication
     Systems                  $ 219.0          67 %       $ 228.6         80 %
    Semiconductors              108.4          33            57.1         20
                              -------        ------       -------       ------
                              $ 327.4         100 %       $ 285.7        100 %
                              =======        ======       =======       ======

Business Communication Systems

Business Communication Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, RADICALL (TM) set handlers, call controller products, and the GX5000(R) central office switch. All of the Company's service revenue relates to business communication systems, primarily PBX.

Compared to the first half of last year, BCS revenue, for the six months ended September 27, 1996, decreased by 4 percent due to lower new installations in both Europe and in the U.S.. This decline also includes service revenue decreases relating to the sale of all of the Company's North American non-Mitel PBX and key system customer base and certain U.K. maintenance contracts to other service providers mid-way through Fiscal 1996.

As a percentage of the total revenue mix, BCS revenue decreased by 13 percentage points from the corresponding six month period in Fiscal 1996. The business mix changed as a result of the rapid growth of the Company's semiconductor business, including the recent acquisition of Mitel
Semiconductor AB.

Sales into the U.S. BCS market were lower in the first half of Fiscal 1997 compared to the same period last year as a result of the sale of Mitel's non-core base, mentioned above, and the effects of intensified competitive conditions.

Mitel's BCS revenue in Europe in the first half of Fiscal 1997 decreased compared to the same period in Fiscal 1996 due to lower new installation sales.

During the first half of Fiscal 1997, Mitel's primary focus in Asia Pacific continued to be its joint venture located in Tianjin, China. BCS revenue during this period decreased in this region compared to the same period last year due to the effects of tight monetary policies and intense price competition in China.

Semiconductors

In the first half of Fiscal 1997, Semiconductor revenue increased by 90 percent over last year as a result of the additional revenue from the newly acquired company, Mitel Semiconductor AB, and increased demand for the Company's integrated circuits and thick film hybrid products in all regions. Sales into Europe and into the U.S. grew significantly over the same period last year largely due to sales by Mitel Semiconductor AB which operates primarily in these markets. Second quarter sales slipped slightly compared to the first quarter of this fiscal year, but would still be higher than the same quarter last year even without the additional sales from the Swedish subsidiary. The second quarter drop was due primarily to lower shipments during the planned maintenance shut-down periods this past summer and to delayed shipments resulting from reduced manufacturing yields while new production processes were being introduced.

The increase in Mitel's semiconductor business reflects the worldwide growth in the segment of the semiconductor industry not directly related to personal computers, as high technology product manufacturing continues to expand. Mitel is experiencing growth in countries where there is a demand for Mitel's line of communications components from manufacturers of advanced voice, data and multimedia equipment in North America, Asia and Europe. Increased sales of other equipment manufacturers' (OEM) products incorporating existing Mitel Semiconductor components, along with the introduction of new components, including those intended for CTI applications, led to increased sales volumes compared to the same six month period last year.

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

Subsequent to the acquisition of Mitel Semiconductor AB, management concluded that the thermal print-head (TPH) portion of the business was not strategic to the Company's interests. On October 23, 1996, the Company entered into an agreement to sell the TPH operations, including related inventory, fixed assets and certain intellectual property rights to a German distributor. Adjustments to the final sale price as allowed under the terms of the agreement and the related accounting for the sale of the TPH operation, are expected to be finalized by the end of calendar 1996. Management expects that the sale of the business will not have a material impact on the Company's financial position or results of operations.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 51 percent for the respective three and six month periods ended September 27, 1996, improvements of 2 and 3 percentage points over the respective comparative periods last year.

Product gross margins strengthened by 4 percentage points over the respective three and six month periods ended September 26, 1995. The improvement was due to an improved mix of higher margin products sold and increased semiconductor volumes and to reduced manufacturing costs.

The Fiscal 1997 second quarter and year-to-date service gross margin was 35 percent and 37 percent, respectively, as compared to 47 percent and 40 percent for the three and six month periods ended September 25, 1995. Last year's second quarter and year to date service margin benefited from the sale and transfer of certain U.K. maintenance contracts to Bailey Telecom Limited.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses increased in the second quarter of Fiscal 1997 to $49.5, or 29 percent of sales, from $43.8, and also 29 percent of sales, for the comparable period in Fiscal 1996. Year-to-date, S&A expenses were 30 percent of sales, 1 percentage point higher than the first half of last year.

S&A expenses were higher compared to last year primarily as a result of including the results of operations of Mitel Semiconductor AB and higher costs associated with new marketing initiatives and product launches (with respect to CTI applications, work group solutions, PC telephony and in support of the NeVaDa (TM) networked voice and data product). These marketing related costs include increased trade show activity, new corporate communications material, course development for dealers and end-customers, and an increase in new hires.

Research and Development

R&D expenses amounted to $14.4 and $30.2, and respectively 8 and 9 percent of revenue, for the corresponding three and six month periods ended September 27, 1996. This compares to $10.2 and $20.6, and both at 7 percent of revenue, in the respective second quarter and first half periods of Fiscal 1996. These amounts are exclusive of related R&D capital asset amortization and net of Canadian provincial government R&D incentives earned. R&D increased as a percentage of revenue compared to last year mainly due to the inclusion of Mitel Semiconductor AB which currently has a significant program for new integrated circuits and optoelectronic components. However, compared to the first quarter of this fiscal year, R&D decreased by $1.4 in the second quarter due primarily to lower R&D material and contracting costs incurred during the typically slower activity summer months of the second quarter. The Fiscal 1997 year to date figures reflect a reclassification of certain first quarter research and development expenses to cost of sales.

For the respective three and six months ended September 27, 1996, the Company accrued separately $2.5 and $4.8 of Canadian federal investment tax credits not previously recognized but relating to prior years' R&D. At the same time, the Company elected to defer certain discretionary tax deductions, creating taxable income, to increase income tax expense by the same amount as the investment tax credits accrued. Accordingly, the combination of accruing for the investment tax credits and the incremental income tax expense resulted in no impact to net earnings or earnings per share.

Mitel's R&D program integrates its support for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; Centrex service enhancements; new ISDN applications; and real-time application specific microelectronics components.

Amortization

Amortization increased in the second quarter of Fiscal 1997 by $3.6 compared to the same period in Fiscal 1996. For the six months ended September 27, 1996, amortization increased by $6.5 compared to the first half of Fiscal 1996. The increase is due primarily to the semiconductor capacity expansion program, replacements and upgrades to the Company's other manufacturing plants, as well as the inclusion of Mitel Semiconductor AB's results of operations.

GAIN ON SALE OF INVESTMENT

On September 27, 1996, the Company sold a non-strategic investment in Esprit, a company which provides value added network services through leased lines to European based corporate accounts. The Esprit investment was sold for cash proceeds of $3.7, representing a total gain of $3.6, or $2.4 after-tax. The gain has been excluded from operating income in Fiscal 1997 .

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, decreased by $0.9 and $2.0 compared to the same three and six month periods last year. The decrease in net interest income resulted from lower Canadian interest rates and from lower average cash balances available for investment. Cash balances available for investment were reduced due to the acquisition of Mitel Semiconductor AB for $44.0 on the last day of Fiscal 1996. This acquisition was financed in its entirety from the Company's cash resources.

INCOME TAXES

In the second quarter of Fiscal 1997, the Company deferred recognition of certain discretionary tax deductions, increasing income tax expense by $2.5 to permit the realization of Canadian federal investment tax credits that otherwise would have expired. Year-to-date, this adjustment amounts to $4.8.

Income tax expense for the second quarter and first half of Fiscal 1997 was $5.3 and $8.2, respectively, and compares to $1.7 and 3.0 for the respective periods in Fiscal 1996. Before accounting for the investment tax credits, income tax expense for the second quarter and first half of Fiscal 1997 was respectively $2.8 and $3.4, an increase of $1.1 and $0.4 compared to the same periods last year. The increased tax expense is due to higher taxable earnings in the U.K., primarily on account of the gain on the sale of Esprit.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At September 27, 1996, order backlog was $132.2 as compared to $138.8 at March 29, 1996. The decrease in backlog was mainly attributable to lower semiconductor bookings for the China market where local manufacturing companies are faced with the effects of tight monetary policies in that country and in the U.S. semiconductor dealer channel where there is a temporary over-stock position due to a strong security of supply built in that channel. Most of the backlog is scheduled for delivery in the next twelve months.
                                      17

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investment balances decreased by $1.9 from the end of Fiscal 1996 due to fixed asset additions and an increase in working capital, offset by the steady operating results and the sale of the investment in Esprit.

Cash flow provided by operations decreased by $1.1 compared to the first half of last year. Operating cash flow during the first half of Fiscal 1997 decreased relative to the corresponding period last year primarily due to greater reductions in payables and higher inventory levels.

Since March 29, 1996, the Company's working capital increased by $15.6 to $225.9 primarily due to payments on year-end accounts payable and Fiscal 1996 incentives and an increase in inventories offset by reduced accounts receivable levels. Inventory increased by $11.5 since year-end to bring levels more in line with expected operating requirements and in order to improve the security supply for semiconductor raw materials. Last year, inventory levels dropped significantly at year-end due to the high fourth quarter sales volumes. Accounts receivable decreased by $9.4 as a result of collections on the typically higher year-end balances.

Fixed asset additions amounted to $34.5 during the first half of Fiscal 1997, and were primarily for the increase in semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. Management expects that Fiscal 1997 capital expenditures will be significantly higher than in Fiscal 1996 as a result of the semiconductor capital program. As previously discussed, the semiconductor capital program will be conducted in two phases. Phase one, which commenced in the third quarter of Fiscal 1996, is expected to cost approximately $9.0 and phase two is expected to cost approximately $39.0. To date approximately $6.9 and $16.5 has been spent on phase one and phase two respectively. As at September 27, 1996, there were approximately $15.6 capital expenditure purchase orders outstanding related to the Bromont expansion program.

On August 30, 1996, the Company entered into an agreement with the Quebec and Canadian governments with respect to the Canada-Quebec Subsidiary Agreement On Industrial Development (1991) whereby each government will advance $2.1 for a total of $4.2 in the form of a non-interest bearing loan toward the phase two construction project. Management expects the first claim of eligible expenditures amounting to approximately $2.0 will be submitted in the fourth quarter of Fiscal 1997 with funding to be received in early Fiscal 1998. The loan will be repayable in three equal annual installments commencing in June 2001.

Total long-term debt increased by $5.1, net of repayments of $6.6, from the end of Fiscal 1996 due to capital assets acquired under capital leases. The repayments included a final payment in the second quarter of Fiscal 1997 of $1.8 on the remaining principal balance owing on the non-interest bearing unsecured note payable.

On March 29, 1996, the company recorded a liability of $2.0 in respect of costs to integrate the operations of the acquired company, Mitel Semiconductor AB, with the Semiconductor Division. During the first half of Fiscal 1997, integration costs of $0.5 were charged against the provision. These costs consist primarily of information systems integration costs. The Company expects that the program to integrate the acquired company with the Semiconductor Division will be completed by the end of Fiscal 1997.
                                      18

As at September 27, 1996, the Company's capitalization was comprised of 17 percent debt, 9 percent preferred equity, and 74 percent common equity. The capitalization profile as at the end of Fiscal 1996 was similar at 17, 10, and 73 percent respectively for debt, preferred and common equity.

In addition to cash and short-term investment balances of $135.4 as at September 27, 1996, the Company has unused lines of credit in North America and the U.K. of approximately $32.2.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

________________________
Radicall, GX5000 and NeVaDa are trademarks of Mitel Corporation.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


The Annual Meeting of Shareholders was held on July 25, 1996 at the Company's headquarters in Kanata, Ontario, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:



Motion 1.      In respect of electing the eight directors to the board; and,


Motion 2.      In respect of appointing Ernst & Young as the Company's
               auditors;



The results of matters submitted to a vote of shareholders were as follows:

                                                 Shares
                                                 ------
Motion 1
              For                                59,838,649
              Vote Withheld                         164,569

The following five directors, were previously elected at the 1995 annual meeting: Dr. John Millard, Dr. Henry Simon, Mr. Paul G. Vien, Mr. Jonathan I. Wener and Mr. Hubert T. Lacroix. Mr. Peter van Cuylenburg was appointed on March 15, 1996. Mr. Anthony L. Craig and Mr. Donald W. Paterson were appointed on May 16, 1996.

                                                 Shares
                                                 ------
Motion 2
              For                                59,889,675
              Vote Withheld                          90,512

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


a)    Exhibits

      Exhibit 11(a) Computation of earnings per share under Canadian accounting principles.

      Exhibit 11(b) Computation of earnings per share under United States accounting principles.

      Exhibit 27      Financial Data Schedule


b)    Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended September 27, 1996.


                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      MITEL CORPORATION (Registrant)





November 7, 1996                              JEAN-JACQUES CARRIER
    Date                                      Jean-Jacques Carrier
                                              Vice President of Finance
                                               and Chief Financial Officer

                              EXHIBIT INDEX




     Exhibit Number                          Description


         11(a)             Computation of earnings per share under
                            Canadian accounting principles. . . . . . . . 23


         11(b)             Computation of earnings per share under
                            United States accounting principles. . . . .  24


         27                Financial Data Schedule

                              MITEL CORPORATION                   Exhibit 11a
                      COMPUTATION OF EARNINGS PER SHARE
                       (CANADIAN ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                     Three Months Ended     Six Months Ended
                                    Sept. 27,  Sept. 29,  Sept. 27,  Sept. 29,
                                      1996       1995       1996       1995
                                    -------    -------    -------    -------
BASIC EPS

    Net income                      $  16.5    $  15.0    $  27.2    $  24.6
    Less: dividends on
     cumulative preferred shares       (0.8)      (0.8)      (1.6)      (1.7)
                                    -------    -------    -------    -------
    Adjusted net income             $  15.7    $  14.2    $  25.6    $  22.9
                                    =======    =======    =======    =======
    Weighted average shares
     outstanding (millions)           107.2      105.9      107.2      105.8
                                    =======    =======    =======    =======

    Basic EPS                       $  0.15    $  0.13    $  0.24    $  0.22
                                    =======    =======    =======    =======

FULLY DILUTED EPS

    Adjusted net income as
     determined under basic EPS     $  15.7    $  14.2    $  25.6    $  22.9
    Imputed interest on stock
     options and warrants               0.1        0.2        0.2        0.3
                                    -------    -------    -------    -------

    Adjusted net income             $  15.8    $  14.4    $  25.8    $  23.2
                                    =======    =======    =======    =======
    Weighted average shares
     outstanding as determined
     under basic EPS (millions)       107.2      105.9      107.2      105.8
    Add weighted average shares
     on conversion of:
     - stock options                    3.4        3.2        3.4        3.2
     - warrants                           -        1.0          -        1.0
                                    -------    -------    -------    -------
    Adjusted weighted average
     shares outstanding (millions)    110.6      110.1      110.6      110.0
                                    -------    -------    -------    -------
    Fully diluted EPS               $  0.14    $  0.13    $  0.23    $  0.21
                                    =======    =======    =======    =======

                                      23

                                MITEL CORPORATION                  Exhibit 11b
                         COMPUTATION OF EARNINGS PER SHARE
                      (UNITED STATES ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                     Three Months Ended     Six Months Ended
                                    Sept. 27,  Sept. 29,  Sept. 27,  Sept. 29,
                                      1996       1995       1996       1995
                                    -------    -------    -------    -------
PRIMARY EPS

    Net income                      $  15.5    $  18.8    $  26.7    $  32.8
    Less: dividends on
     cumulative preferred shares       (0.8)      (0.8)      (1.6)      (1.7)
                                    -------    -------     -------   -------

    Adjusted net income             $  14.7    $  18.0    $  25.1    $  31.1
                                    =======    =======    =======    =======
    Weighted average shares and
     share equivalents (millions)     108.5      107.9      108.5      107.8
                                    =======    =======    =======    =======

    Primary EPS                     $  0.14    $  0.17    $  0.23    $  0.29
                                    =======    =======    =======    =======

FULLY DILUTED EPS (1)

    Adjusted net income as
     determined under primary EPS   $  14.7    $  18.0    $  25.1    $  31.1
                                    =======    =======    =======    =======

    Weighted average shares and
     share equivalents (millions)     108.5      107.9      108.5      107.8

    Weighted average shares on
     conversion of stock options          -          -          -        0.1
                                    -------    -------    -------    -------
    Adjusted weighted average
     shares outstanding (millions)    108.5      107.9      108.5      107.9
                                    =======    =======    =======    =======

    Fully diluted EPS               $  0.14    $  0.17    $  0.23    $  0.29
                                    =======    =======    =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on the fully dilutive basis are not required to be stated under the provisions of APB Opinion No. 15.