Form 10-Q
period 1996-12-27
MITEL CORP
filed 1997-02-04
CIK 352435

       1                                                 http://www.mitel.com

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 27, 1996

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

Yes  (X)     No  ( )

The number of common shares outstanding as at January 30, 1997 was 107,353,681.

                               MITEL CORPORATION

                                    INDEX






PART I.  FINANCIAL INFORMATION (Unaudited)


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         December 27, 1996 and March 29, 1996 . . . . . . . . . . . .  3


         Consolidated Statements of Retained Earnings -
         Three months and nine months ended
         December 27, 1996 and December 29, 1995 . . . . . . . . . . . 4


         Consolidated Statements of Income -
         Three months and nine months ended
         December 27, 1996 and December 29, 1995 . . . . . . . . . . . 5


         Consolidated Statements of Cash Flows -
         Nine months ended December 27, 1996 and December 29, 1995 . . 6


         Notes to the Consolidated Financial Statements  . . . . . . . 7



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .12




PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . 20

                                  Mitel Corporation
                        (incorporated under the laws of Canada)
                             CONSOLIDATED BALANCE SHEETS
                          (in millions of Canadian dollars)
                                    (Unaudited)

                                                        Dec. 27,     March 29,
                                                          1996         1996
                                                        -------      -------
ASSETS
Current assets:
   Cash and short-term investments at cost,
     which approximates market                          $ 122.3      $ 137.3
   Accounts receivable                                    148.6        145.7
   Inventories (Note 3)                                    86.9         72.5
   Prepaid expenses                                         5.2          6.7
                                                        -------      -------
                                                          363.0        362.2
Capital assets:
   Fixed assets (Note 4)                                  176.8        143.7
   Other assets                                            11.9         11.2
                                                        -------      -------
                                                        $ 551.7      $ 517.1
                                                        =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities             $  87.9      $ 103.6
   Income and other taxes payable                          11.7         14.9
   Deferred revenue                                        21.2         22.2
   Current portion of long-term debt                       12.9         11.2
                                                        -------      -------
                                                          133.7        151.9
Long-term debt                                             47.5         39.6
Pension liability                                          12.3         12.1
Deferred income taxes                                      11.1         10.7
                                                        -------      -------
                                                          204.6        214.3
                                                        -------      -------
Shareholders' equity:
   Capital stock (Note 5)
     Preferred shares                                      37.2         37.2
     Common shares                                        153.0        150.6
   Contributed surplus                                     32.3         32.3
   Retained earnings                                      115.7         79.4
   Translation account (Note 6)                             8.9          3.3
                                                        -------      -------
                                                          347.1        302.8
                                                        -------      -------
                                                        $ 551.7      $ 517.1
                                                        =======      =======

                                  Mitel Corporation
                    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         (in millions of Canadian dollars)
                                    (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                Dec. 27,    Dec. 29,     Dec. 27,     Dec. 29,
                                  1996        1995         1996         1995
                                -------     -------      -------      -------

Retained earnings,
 beginning of period            $ 105.0     $  54.6      $  79.4      $  31.7

Net income for the period          11.5        11.2         38.7         35.8
                                -------     -------      -------      -------

                                  116.5        65.8        118.1         67.5

Dividends on
 preferred shares (Note 7)         (0.8)       (0.8)        (2.4)        (2.5)
                                -------     -------      -------      -------

Retained earnings,
 end of period                  $ 115.7     $  65.0      $ 115.7      $  65.0
                                =======     =======      =======      =======

                                  Mitel Corporation
                          CONSOLIDATED STATEMENTS OF INCOME
             (in millions of Canadian dollars, except per share amounts)
                                    (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                Dec. 27,    Dec. 29,     Dec. 27,     Dec. 29,
                                  1996        1995         1996         1995
                                -------     -------      -------      -------
Revenue:
   Products                     $ 156.2     $ 110.6      $ 449.6      $ 357.1
   Service                         16.8        15.1         50.8         54.3
                                -------     -------      -------      -------
                                  173.0       125.7        500.4        411.4
                                -------     -------      -------      -------
Cost of sales (excluding amortization):
   Products                        73.0        50.2        211.1        175.3
   Service                         11.4        10.9         32.9         34.3
                                -------     -------      -------      -------
                                   84.4        61.1        244.0        209.6
                                -------     -------      -------      -------
Gross margin                       88.6        64.6        256.4        201.8
                                -------     -------      -------      -------
Expenses:
   Selling and administrative      53.3        39.9        150.5        124.0
   Research and development
    (net)                          14.0        10.5         44.2         31.1
   Investment tax credits related to prior years'
     research and development      (2.8)         -          (7.6)          -
   Amortization                     8.5         4.8         24.2         14.0
                                -------     -------      -------      -------
                                   73.0        55.2        211.3        169.1
                                -------     -------      -------      -------
Operating income                   15.6         9.4         45.1         32.7

Gain on sale of
 investment (Note 8)                  -           -          3.6            -

Interest:
   Income                           1.4         2.5          4.8          7.6
   Expense                         (0.6)       (0.4)        (1.7)        (1.2)
                                -------     -------      -------      -------
Income before income taxes         16.4        11.5         51.8         39.1
Income tax expense                  4.9         0.3         13.1          3.3
                                -------     -------      -------      -------
Net income for the period       $  11.5     $  11.2      $  38.7      $  35.8
                                =======     =======      =======      =======
Net income for the period attributable to common shareholders after
 preferred share dividends      $  10.7     $  10.4      $  36.3      $  33.3
                                =======     =======      =======      =======
Net income per common share:
 Basic (Note 5)                 $  0.10     $  0.10      $  0.34      $  0.31
                                =======     =======      =======      =======
 Fully diluted (Note 5)         $  0.10     $  0.10      $  0.33      $  0.31
                                =======     =======      =======      =======

                                  Mitel Corporation
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in millions of Canadian dollars)
                                   (Unaudited)

                                                           Nine Months Ended
                                                         Dec. 27,     Dec. 29,
                                                           1996         1995
                                                         -------      -------
CASH PROVIDED BY (USED IN)
Operating activities:
   Net income for the period                             $  38.7      $  35.8
   Amortization                                             24.2         14.0
   Gain on sale of capital assets and investment            (4.3)           -
   Increase in pension liability                             0.5            -
   Deferred income taxes                                     0.3         (0.4)
   Increase in working capital (Note 10)                   (33.9)       (19.4)
                                                         -------      -------
Total                                                       25.5         30.0
                                                         -------      -------
Investing activities:
   Additions to capital assets and investment              (56.2)       (24.2)
   Proceeds from disposal of capital assets and investment   4.9          0.1
   Net change in non-cash balances related
    to investing activities                                 (2.4)         3.3
                                                         -------      -------
Total                                                      (53.7)       (20.8)
                                                         -------      -------
Financing activities:
   Increase in long-term debt                               18.4         12.4
   Repayment of long-term debt                              (9.3)        (6.2)
   Repurchase and redemption of preferred shares (Note 5)      -         (1.5)
   Dividends on preferred shares                            (2.4)        (2.5)
   Issue of common shares (Note 5)                           2.4          0.7
   Net change in non-cash balances related
    to financing activities                                  0.8            -
                                                         -------      -------
Total                                                        9.9          2.9
                                                         -------      -------
Effect of currency translation on cash                       3.3         (1.5)
                                                         -------      -------
Increase (decrease) in cash and short-term
 investments                                               (15.0)        10.6

Cash and short-term investments,
 beginning of period                                       137.3        141.6
                                                         -------      -------
Cash and short-term investments,
 end of period                                           $ 122.3      $ 152.2
                                                         =======      =======

                                 Mitel Corporation
                    NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of Canadian dollars, except share and per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 27, 1996 and the results of operations and the changes in financial position for the three and nine month periods ended December 27, 1996 and December 29, 1995, in accordance with accounting principles generally accepted in Canada.(See also Note 10).

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

3.    The components of inventory are:

                                                  Dec. 27,      March 29,
                                                    1996          1996
                                                  -------       -------
      Raw materials                               $  31.1       $  21.9
      Work-in-process                                24.5          22.6
      Finished goods                                 31.3          28.0
                                                  -------       -------
                                                  $  86.9       $  72.5
                                                  =======       =======

4.    Fixed assets:                               Dec. 27,      March 29,
                                                    1996          1996
                                                  -------       -------
      Cost                                        $ 409.9       $ 350.3
      Accumulated amortization                     (233.1)       (206.6)
                                                  -------       -------
                                                  $ 176.8       $ 143.7
                                                  =======       =======

5.                                                Dec. 27,      March 29,
                                                    1996          1996
                                                  -------       -------
      Shares outstanding:
        Preferred Shares - R&D Series               1,617,000     1,618,900
        Common Shares                             107,316,556   106,084,494

                                                     Number of Common Shares
                                                       Nine Months Ended
                                                     Dec. 27,    Dec. 29,
                                                       1996        1995
                                                     ---------   --------
      Stock Option Plans:
      Outstanding options
      Balance, beginning of period                   2,902,525   2,721,551
      Options granted                                  708,650     585,000
      Options exercised                               (232,062)   (229,801)
      Options cancelled                                (40,150)    (54,025)
                                                     ---------   ---------
      Balance, end of period                         3,338,963   3,022,725
                                                     =========   =========

During the nine months ended December 27, 1996 , there were 1,000,000 common shares issued on warrants exercised, representing all of the warrants then outstanding. Available for grant at December 27, 1996 were 1,111,275 (March 29, 1996 - 1,779,775) common shares. The exercise prices on stock options issued range from $1.10 to $9.32 per share with exercise periods extending to December, 2006.

There were 1,900 preferred shares repurchased during the nine months ended December 27, 1996.

6.    The following table summarizes changes in the translation account:

                                        Three Months Ended  Nine Months Ended
                                        Dec. 27,  Dec. 29,  Dec. 27,  Dec. 29,
                                          1996      1995      1996      1995
                                        -------   -------   -------   -------
      Balance, beginning of period      $  4.9    $   4.7   $   3.3   $  10.6
      Increase (decrease):
        Movements in exchange rates -
           United States dollar              -       (0.4)        -      (1.3)
           United Kingdom pound sterling   5.5       (1.0)      7.2      (5.2)
           Swedish krona                  (0.7)         -      (0.6)        -
           Other currencies               (0.7)         -      (0.2)        -
        Reduction of net investment
         in subsidiaries                  (0.1)         -      (0.8)        -
                                        -------   -------   -------   -------
      Balance, end of period            $  8.9    $   4.1   $   8.9   $   4.1
                                        =======   =======   =======   =======

7. The Company has not declared or paid any dividends on its common shares. During the third quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

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

Pro forma financial information as if the business had been acquired at the beginning of Fiscal 1996 is presented as follows:

                                        Three Months Ended  Nine Months Ended
                                              Dec. 29,          Dec. 29,
                                                1995              1995
                                              -------           -------
                 Revenue                      $ 137.8           $ 448.9
                 Gross margin                 $  69.0           $ 220.7
                 Net income for the period    $   5.3           $  27.5
                 Net income per common share  $  0.04           $  0.24

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

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                       Three Months Ended   Nine Months Ended
                                      Dec. 27,   Dec. 29,   Dec. 27,  Dec. 29,
                                        1996       1995       1996      1995
                                      -------    -------    -------   -------
Net income for the period
in accordance with Canadian GAAP      $  11.5    $  11.2    $  38.7   $  35.8

Effect of deferral accounting
related to foreign exchange contracts    (4.0)      (2.2)      (4.5)      6.0
                                      -------    -------    -------   -------
U.S. GAAP and SEC requirements:
Net income for the period             $   7.5    $   9.0    $  34.2   $  41.8
                                      =======    =======    =======   =======
Net income for the period attributable to common shareholders after
   preferred share dividends          $   6.7    $   8.2    $  31.8   $  39.3
                                      =======    =======    =======   =======
Net income per common share           $  0.06    $  0.08    $  0.29   $  0.36
                                      =======    =======    =======   =======

                                                         Nine Months Ended
                                                        Dec. 27,   Dec. 29,
                                                          1996       1995
                                                        -------    -------
Cash flow information presented in conformity
 in all material respects with U.S. GAAP:
Cash provided by (used in)
Operating activities - Canadian and U.S. GAAP           $  25.5    $  30.0
                                                        -------    -------
Investing activities - Canadian GAAP                      (53.7)     (20.8)
Change in short-term investments                           (5.5)     (11.8)
Additions to capital assets under capital lease            18.2       12.1
                                                        -------    -------
Investing activities - U.S. GAAP                          (41.0)     (20.5)
                                                        -------    -------
Financing activities - Canadian GAAP                        9.9        2.9
Increase in capital leases                                (18.2)     (12.1)
                                                        -------    -------
Financing activities - U.S. GAAP                          ( 8.3)      (9.2)
                                                        -------    -------
Increase (decrease) in cash                               (23.8)       0.3
Effect of currency translation on cash flows                3.3       (1.5)
Cash position, beginning of period                         52.4       63.0
                                                        -------    -------
Cash position, end of period                            $  31.9    $  61.8
                                                        =======    =======

Net change in non-cash balances related
to operating activities:

                                                         Nine Months Ended
                                                        Dec. 27,    Dec. 29,
                                                          1996        1995
                                                        -------     -------
     Accounts receivable                                $   0.2     $  10.1
     Inventories                                          (13.6)       (3.4)
     Accounts payable and accrued liabilities             (19.9)      (22.1)
     Deferred revenue                                      (2.3)       (2.7)
     Other                                                  1.7        (1.3)
                                                        -------     -------
                                                        $ (33.9)    $ (19.4)
                                                        =======     =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                         Dec. 27,   March 29,
                                                           1996       1996
                                                         -------    -------
    Cash                                                 $  31.9    $  52.4
    Short-term investments                                  90.4       84.9
    Accounts payable and accrued liabilities                89.2      100.4
    Redeemable preferred shares                             34.4       34.4
    Common shares                                          598.9      596.5
    Contributed surplus                                      2.5        2.5
    Deficit                                               (298.9)    (330.7)

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)


The Company reported third quarter net income of $11.5, or $0.10 per share, compared with $11.2, or $0.10 per share, for the same quarter last year. Although the gross margin contribution improved by $24.0 on higher sales volumes, earnings only slightly improved over the corresponding third quarter of last year due to increased operating expenses, lower interest income and a higher effective income tax rate. For the nine month period ended December 27, 1996, net income was $38.7, or $0.34 per share, an improvement of $2.9, or $0.03 per share, over the nine month period ended December 29, 1995.

Quarterly and year-to-date revenue grew by 38 percent and 22 percent respectively over the comparable periods last year. The revenue growth was mostly attributable to the inclusion of Mitel Semiconductor AB, Mitel's Swedish semiconductor plant, which was acquired at the end of Fiscal 1996, and to significant growth in the Company's original semiconductor business. Business Communications Systems (BCS) revenue improved significantly in the third quarter, growing by 20 percent over the third quarter of last year, to result in a year-to-date increase of 3 percent over BCS revenue in the first nine month period of last year.

As a percentage of total revenue, the total gross margin for both the quarter and year-to-date periods ended December 27, 1996 was 51 percent, the same percentage as in the third quarter last year, but 2 percentage points higher than the first nine month period of Fiscal 1996. Margins remained strong primarily due to a good mix of higher margin products sold, particularly in semiconductors, high sales volumes, and cost efficiencies obtained in the manufacturing plant.

Net income and cash flows for each period as determined by United States accounting principles are detailed in Note 10 to the consolidated financial statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included with this quarterly report on Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 29, 1996. Certain statements in this management's discussion and analysis (MD&A) constitute forward-looking statements. Such forward-looking statements included elsewhere in this quarterly report on Form 10-Q involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, demographic changes, import protection and regulation, major technology changes, timing of product introductions, industry competition, industry capacity and other industry trends, and the ability of the Company to attract and retain key employees.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                          Nine Months Ended  % of     Nine Months Ended % of
                           Dec. 27, 1996     Total     Dec. 29, 1995    Total
                           --------------    ------    --------------   ------
    United States               $ 229.2        46 %         $ 199.0       48 %
    Europe                        162.0        32             115.6       28
    Other Regions                  72.3        14              65.5       16
    Canada                         36.9         8              31.3        8
                                -------      ------         -------     ------
                                $ 500.4       100 %         $ 411.4      100 %
                                =======      ======         =======     ======

For the quarter ended December 27, 1996, the net movement in exchange rates from Fiscal 1996 positively impacted total revenue by 2 percent ($2.9) as a result of favourable changes in the U.K. pound sterling exchange rate. The year-to-date favourable impact of net movements in exchange rates from Fiscal 1996 on Fiscal 1997 first nine months revenue was less than 1 percent ($1.2).

Revenue, by product group, was distributed as follows:

                          Nine Months Ended  % of     Nine Months Ended % of
                           Dec. 27, 1996     Total     Dec. 29, 1995    Total
                          --------------     ------   --------------    ------
    Business Communications
     Systems                    $ 336.5        67 %         $ 326.7       79 %
    Semiconductors                163.9        33              84.7       21
                                -------      ------         -------     ------
                                $ 500.4       100 %         $ 411.4      100 %
                                =======      ======         =======     ======

Business Communications Systems

Business Communications Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, RADICALL (TM) set handlers, call controller products, and the GX5000(R) central office switch. All of the Company's service revenue relates to business communications systems, primarily PBX.

Compared to last year, BCS product revenue for the nine months ended December 27, 1996, increased by 5 percent due to increased European demand for the Company's call controller products, improved sales of CTI products in all markets, and higher SX200 (R) sales to U.S. supply houses and dealers. These increases were offset by lower new installations through the Company's direct sales channels in both Europe and the U.S.

Compared to last year, BCS service revenue for the nine months ended December 27, 1996, decreased by 6 percent mainly as a consequence of the sale of all of the Company's North American non-Mitel PBX and key system customer base and of the sale of certain U.K. maintenance contracts to other service providers mid-way through Fiscal 1996.

As a percentage of the total revenue mix, BCS revenue decreased by 12 percentage points from the corresponding nine month period in Fiscal 1996. The business mix changed as a result of the rapid growth of the Company's semiconductor business, including the recent acquisition of Mitel
Semiconductor AB.

Sales into the U.S. BCS market were higher in the first nine months of Fiscal 1997 compared to the same period last year due to higher levels of SX200 installations through the indirect sales channel offset by the sale of Mitel's non-core base, mentioned above, and the effects of intensified competitive conditions.

Mitel's BCS revenue in Europe in the first nine months of Fiscal 1997 increased compared to the same period in Fiscal 1996 due to improved sales volumes of the company's call controller products offset by lower new PBX installations.

Sales into the Canadian BCS market were higher in the first nine months of Fiscal 1997 compared to the same period last year due to higher levels of new installations.

During the first nine months of Fiscal 1997, Mitel's primary focus in Asia Pacific continued to be its joint venture located in Tianjin, China. BCS revenue during this period decreased in this region compared to the same period last year due to the effects of tight monetary policies and intense price competition in China.

Semiconductors

In the first nine months of Fiscal 1997, Semiconductor revenue increased by 94 percent over last year as a result of the additional revenue from the newly acquired company, Mitel Semiconductor AB, and increased demand for the Company's integrated circuits and thick film hybrid products in all regions. Sales into Europe and into the U.S. grew significantly over the same period last year largely due to sales by Mitel Semiconductor AB which operates primarily in these markets.

The increase in Mitel's semiconductor business reflects the worldwide growth in the communications segment of the semiconductor industry. Mitel is experiencing growth in countries where there is a demand for Mitel's line of communications components from manufacturers of advanced voice, data and multimedia equipment in North America, Asia and Europe. Increased demand for communications products incorporating existing Mitel Semiconductor components by the Company's traditional customer base, along with the introduction by Mitel Semiconductor of new components, including those intended for CTI applications, led to increased sales volumes compared to the same nine month period last year.

The Company took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, which has a semiconductor plant in Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada to meet the growing demand for its integrated circuits. The first phase of the Bromont expansion program will be completed during the fourth quarter of Fiscal 1997, which will improve volume capacity of the existing 100 mm wafer production and introduce new 0.8 micron technology. The second phase, intended to increase the plant's production capacity by converting to 150 mm wafer production, is scheduled to be completed in the beginning of calendar 1998. The estimated time to complete each phase is approximately one fiscal quarter later than originally planned.

Subsequent to the acquisition of Mitel Semiconductor AB, management concluded that the thermal print-head (TPH) portion of the business was not strategic to the Company's interests. On October 23, 1996, the Company sold the TPH operations, including related inventory, fixed assets and certain intellectual property rights to a German distributor. The sale of the business did not have a significant impact on the Company's financial position or results of operations in the third quarter of Fiscal 1997 and will not have a significant impact on the Company's financial position or results of operations in the future.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 51 percent for both the three and nine month periods ended December 27, 1996, the same percentage as in the third quarter of last year, but 2 percentage points higher than the first nine months of last year.

Product gross margin improved 2 percentage points over the nine month period ended December 29, 1995 mainly due to an increased proportion of high margin products sold, higher semiconductor volumes and reduced manufacturing costs. However, product gross margins worsened by 2 percentage points over the corresponding three month period ended December 29, 1995 due to a lower margin semiconductor product mix in the third quarter of Fiscal 1997.

The Fiscal 1997 third quarter and year-to-date service gross margin were 32 percent and 35 percent, respectively, as compared to 28 percent and 37 percent for the three and nine month periods ended December 29, 1995. Last year's year-to-date service margin benefited from the sale and transfer of certain U.K. maintenance contracts to Bailey Telecom Limited.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses increased in the third quarter of Fiscal 1997 to $53.3, or 31 percent of sales, from $39.9, and 32 percent of sales, for the comparable period in Fiscal 1996. Year-to-date, S&A expenses were 30 percent of sales, the same percentage as the first nine months of last year.

S&A expenses were higher compared to last year primarily due to the inclusion of the results of operations of Mitel Semiconductor AB. In addition, operating expenses increased due to higher costs associated with new marketing initiatives and product launches (with respect to CTI applications, work group solutions, PC telephony and in support of the NeVaDa (TM) networked voice and data product), costs associated with the higher sales volumes and higher product support costs. The marketing-related costs include increased trade show activity, new corporate communications material, course development for dealers and end-customers, and an increase in new hires.

Research and Development

R&D expenses amounted to $14.0 and $44.2, and respectively 8 and 9 percent of revenue, for the corresponding three and nine month periods ended December 27, 1996. This compares to $10.5 and $31.1, and both at 8 percent of revenue, in the respective third quarter and first nine month period of Fiscal 1996. These amounts are exclusive of related R&D capital asset amortization and net of Canadian provincial government R&D incentives earned. R&D increased as a percentage of sales compared to last year mainly due to the inclusion of Mitel Semiconductor AB which currently has a significant program for new integrated circuits and optoelectronic components. The Fiscal 1997 year-to-date figures reflect a reclassification of certain Fiscal 1997 first quarter research and development expenses to cost of sales.

For the respective three and nine months ended December 27, 1996, the Company accrued separately $2.8 and $7.6 of Canadian federal investment tax credits not previously recognized but relating to prior years' R&D. At the same time, the Company elected to defer certain discretionary tax deductions, creating taxable income, to increase income tax expense by the same amount as the investment tax credits accrued. Accordingly, the combination of accruing for the investment tax credits and the incremental income tax expense resulted in no impact to net earnings or earnings per share.

Mitel's R&D program integrates its support for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; Centrex service enhancements; new ISDN applications; and real-time application specific microelectronics components.

Amortization

Amortization increased in the third quarter of Fiscal 1997 by $3.7 compared to the same period in Fiscal 1996. For the nine months ended December 27, 1996, amortization increased by $10.2 compared to the first nine months of Fiscal 1996. The increase is due primarily to the semiconductor capacity expansion program, replacements and upgrades to the Company's other manufacturing plants, as well as the inclusion of Mitel Semiconductor AB's results of operations.

GAIN ON SALE OF INVESTMENT

On September 27, 1996, the last day of the second quarter, the Company sold a non-strategic investment in Esprit, a company which provides value added network services through leased lines to European based corporate accounts. The Esprit investment was sold for cash proceeds of $3.7, representing a total gain of $3.6, or $2.4 after-tax. The gain has been excluded from operating income in Fiscal 1997 .

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, decreased by $1.3 and $3.3 compared to the same three and nine month periods last year. The decrease in net interest income resulted from lower Canadian interest rates and from lower average cash balances available for investment. Cash balances available for investment were reduced due to the acquisition of Mitel Semiconductor AB for $44.0 on the last day of Fiscal 1996. This acquisition was financed in its entirety from the Company's cash resources.

INCOME TAXES

In the third quarter of Fiscal 1997, the Company deferred recognition of certain discretionary tax deductions, increasing income tax expense by $2.8 to permit the realization of Canadian federal investment tax credits that otherwise would have expired. Year-to-date, this adjustment amounts to $7.6.

Income tax expense for the third quarter and first nine months of Fiscal 1997 was $4.9 and $13.1, respectively, and compares to $0.3 and $3.3 for the respective periods in Fiscal 1996. Before accounting for the investment tax credits, income tax expense for the third quarter and first nine months of Fiscal 1997 was respectively $2.1 and $5.5, an increase of $1.8 and $2.2 compared to the same periods last year. The increased tax expense is due to higher taxable earnings in the U.K., primarily on account of the gain on the sale of Esprit and to higher taxes in Canada for corporate minimum tax on higher accounting income in Canada.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At December 27, 1996, order backlog was $133.1 as compared to $138.8 at March 29, 1996. The decrease in backlog was mainly attributable to lower semiconductor bookings for the China market where local manufacturing companies are faced with the effects of tight monetary policies in that country and to the effects of the sale of the thermal print head business in the third quarter. These decreases were offset by an improvement in the Company's North American direct sales BCS channel. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investment balances decreased by $15.0 from the end of Fiscal 1996 due to fixed asset additions and an increase in working capital, offset by increased earnings before interest, tax and depreciation.

Cash flow provided by operations decreased by $4.5 compared to the first nine months of last year. Operating cash flow during the first nine months of Fiscal 1997 decreased relative to the corresponding period last year primarily due to increased working capital requirements.

Since March 29, 1996, the Company's working capital increased by $19.0 to $229.3 primarily due to payments on year-end accounts payable and Fiscal 1996 incentives and an increase in accounts receivable and inventory levels. Accounts receivable levels increased over the end of last year due to record sales levels in the third quarter. Inventory increased by $14.4 since year-end to bring levels in line with expected operating requirements and in order to improve the security supply for semiconductor raw materials. Last year, inventory levels dropped significantly at year-end due to the high fourth quarter sales volumes.

Fixed asset additions amounted to $55.6 during the first nine months of Fiscal 1997, and were primarily for the increase in semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. As discussed in previous MD&A's, the semiconductor capital program will be conducted in two phases. Phase one, which commenced in the third quarter of Fiscal 1996 and is scheduled to be completed during the fourth quarter of Fiscal 1997, is expected to cost approximately $9.0 and phase two (scheduled to be completed during early Calendar 1998) is expected to cost approximately $39.0. To date approximately $7.6 and $28.0 has been spent on phase one and phase two respectively. As at December 27, 1996, there were approximately $6.0 in capital expenditure purchase orders outstanding related to the Bromont expansion program.

On August 30, 1996, the Company entered into an agreement with the Quebec and Canadian governments with respect to the Canada-Quebec Subsidiary Agreement On Industrial Development (1991) whereby the Company will receive a total of $4.2 in the form of a non-interest bearing loan toward the phase two construction project. The first claim of eligible expenditures amounting to $2.1 was submitted in the third quarter of Fiscal 1997. Management expects the funding will be received in the fourth quarter of Fiscal 1997. The loan will be repayable in three equal annual installments commencing in June 2001.

Total long-term debt increased by $9.6, net of repayments of $9.6, from the end of Fiscal 1996 due to capital assets acquired under capital leases. The repayments included a final payment in the second quarter of Fiscal 1997 of $1.8 on the remaining principal balance owing on the non-interest bearing unsecured note payable.

On March 29, 1996, the company recorded a liability of $2.0 in respect of costs to integrate the operations of the acquired company, Mitel Semiconductor AB, with the Semiconductor Division. During the first nine months of Fiscal 1997, integration costs of $0.8 were charged against the provision. These costs consist primarily of information systems integration costs. The Company expects that the program to integrate the acquired company with the Semiconductor Division will be completed by the end of Fiscal 1997.

As at December 27, 1996, the Company's capitalization was comprised of 17 percent debt, 9 percent preferred equity, and 74 percent common equity. The capitalization profile as at the end of Fiscal 1996 was similar at 17, 10, and 73 percent respectively for debt, preferred and common equity.

In addition to cash and short-term investment balances of $122.3 as at December 27, 1996, the Company has unused lines of credit in North America and the U.K. of approximately $32.9.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

_________________________
Radicall, GX5000, SX200 and NeVaDa are trademarks of Mitel Corporation.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


a)    Exhibits

      Exhibit 11(a) Computation of earnings per share under Canadian accounting principles.

      Exhibit 11(b) Computation of earnings per share under United States accounting principles.

      Exhibit 27      Financial Data Schedule.


b)    Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended December 27, 1996.


                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      MITEL CORPORATION (Registrant)


February 4, 1997                              JEAN-JACQUES CARRIER
    Date                                      Jean-Jacques Carrier
                                              Vice President of Finance
                                               and Chief Financial Officer

                              EXHIBIT INDEX




     Exhibit Number                    Description

         11(a)             Computation of earnings per share under
                           Canadian accounting principles. . . . . . . . 22


         11(b)             Computation of earnings per share under
                           United States accounting principles. . . . .  23


         27                Financial Data Schedule.

                              MITEL CORPORATION                   Exhibit 11a
                      COMPUTATION OF EARNINGS PER SHARE
                       (CANADIAN ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                    Dec. 27,   Dec. 29,   Dec. 27,   Dec. 29,
                                      1996       1995       1996       1995
                                    -------    -------    -------    -------
BASIC EPS

    Net income                      $  11.5    $  11.2    $  38.7    $  35.8
    Less: dividends on
     cumulative preferred shares       (0.8)      (0.8)      (2.4)      (2.5)
                                    -------    -------    -------    -------
    Adjusted net income             $  10.7    $  10.4    $  36.3    $  33.3
                                    =======    =======    =======    =======
    Weighted average shares
     outstanding (millions)           107.3      106.0      107.2      105.9
                                    =======    =======    =======    =======

    Basic EPS                       $  0.10    $  0.10    $  0.34    $  0.31
                                    =======    =======    =======    =======
FULLY DILUTED EPS

    Adjusted net income as
     determined under basic EPS     $  10.7    $  10.4    $  36.3    $  33.3
    Imputed interest on stock
     options and warrants               0.1        0.1        0.3        0.4
                                    -------    -------    -------    -------
    Adjusted net income             $  10.8    $  10.5    $  36.6    $  33.7
                                    =======    =======    =======    =======
    Weighted average shares
     outstanding as determined
     under basic EPS (millions)       107.3      106.0      107.2      105.9
    Add weighted average shares
     on conversion of:
     - stock options                    3.3        3.0        3.3        3.0
     - warrants                           -        1.0          -        1.0
                                    -------    -------    -------    -------
    Adjusted weighted average
     shares outstanding (millions)    110.6      110.0      110.5      109.9
                                    -------    -------    -------    -------
    Fully diluted EPS               $  0.10    $  0.10    $  0.33    $  0.31
                                    =======    =======    =======    =======

                                MITEL CORPORATION                  Exhibit 11b
                         COMPUTATION OF EARNINGS PER SHARE
                      (UNITED STATES ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                     Three Months Ended    Nine Months Ended
                                    Dec. 27,   Dec. 29,   Dec. 27,   Dec. 29,
                                      1996       1995       1996       1995
                                    -------    -------    -------    -------
PRIMARY EPS

    Net income                      $   7.5    $   9.0    $  34.2    $  41.8
    Less: dividends on
     cumulative preferred shares       (0.8)      (0.8)      (2.4)      (2.5)
                                    -------    -------     -------   -------

    Adjusted net income             $   6.7    $   8.2    $  31.8    $  39.3
                                    =======    =======    =======    =======
    Weighted average shares and
     share equivalents (millions)     108.6      108.1      108.5      107.9
                                    =======    =======    =======    =======

    Primary EPS                     $  0.06    $  0.08    $  0.29    $  0.36
                                    =======    =======    =======    =======

FULLY DILUTED EPS (1)

    Adjusted net income as
     determined under primary EPS   $   6.7    $   8.2    $  31.8    $  39.3
                                    =======    =======    =======    =======

    Weighted average shares and
     share equivalents (millions)     108.6      108.1      108.5      107.9

    Weighted average shares on
     conversion of stock options          -        0.1          -        0.3
                                    -------    -------    -------    -------
    Adjusted weighted average
     shares outstanding (millions)    108.6      108.2      108.5      108.2
                                    =======    =======    =======    =======

    Fully diluted EPS               $  0.06    $  0.08    $  0.29    $  0.36
                                    =======    =======    =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on the fully dilutive basis are not required to be stated under the provisions of APB Opinion No. 15.