Form 10-K
period 1997-03-28
MITEL CORP
filed 1997-06-26
CIK 352435

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K
(MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 28, 1997
                                 or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______ to _______

                    Commission File Number 1-8139

                          MITEL CORPORATION
      (Exact name of registrant as specified in its charter)

            Canada                            Not Applicable
(State or other jurisdiction                 (I.R.S. Employer
 of incorporation or organization)            Identification No.)

350 Legget Drive, Kanata, Ontario, Canada         K2K 1X3
(Address of principal executive offices)     (Zip or Postal Code)

Registrant's telephone number, including area code:(613) 592-2122

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class       Name of each exchange on which registered
Common shares, no par value           New York Stock Exchange

The common shares are also listed on the Toronto, Montreal and London stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [X]

                       [Cover page 1 of 2 pages]

                                             Exhibit Index Begins on Page 81
                                    1

At May 30, 1997, 107,437,856 common shares of Mitel Corporation were issued and outstanding. Non-affiliates of the registrant held 93,489,001 common shares having an aggregate market value of U.S. $525,875,630 based upon the closing price of the common shares on the New York Stock Exchange (May 30, 1997 being the last trading day) of U.S. $5.625.

Common shares held by shareholders holding more than 5% of the outstanding common shares and by each executive officer and director of Mitel Corporation have been excluded from the non-affiliated common share total in that such persons may be deemed to be affiliates of Mitel. Exclusion of such common shares is not necessarily a conclusive determination of the affiliate status of any holder thereof for any other purpose.

                   Exchange Rates of the Canadian Dollar
                            (Noon Buying Rate)
     (Financial information is expressed in Canadian dollars unless otherwise stated)

The high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last day of each full month during the period) and the period end exchange rate of the Canadian dollar in exchange for United States currency for each of the five calendar years ended December 31, 1996 and for the period January 1, 1997 through May 30, 1997, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below:

                                                       January 1
                                                       to May 30,
               1992    1993    1994    1995    1996    1997
               ------- ------- ------- ------- ------- -------
High           0.8757  0.8046  0.7632  0.7527  0.7513  0.7487
Low            0.7761  0.7439  0.7103  0.7023  0.7235  0.7145
Average        0.8275  0.7751  0.7318  0.7286  0.7332  0.7298
Period End     0.7865  0.7544  0.7128  0.7323  0.7301  0.7247

                     --------------------------------
The following trademarks are mentioned in this Annual Report on Form 10-K:
MITEL, SX-50, SX-100, SX-200, SX-2000, SX-2000 LIGHT, SMART-1 and GX5000,
which are registered trademarks of Mitel Corporation; SX-10, SX-20, SUPERSET, SUPERSET 401+, SUPERSET 410, SUPERSET 420, SUPERSET 430, SUPERSET 7000, MITAI, CONNECTION MASTER and RADICALL, which are trademarks of Mitel Corporation; MVIP, which is a trademark of Natural MicroSystems Corporation and GROUP PHONEWARE, which is a trademark of Q.SYS.International Inc.

                         [Cover page 2 of 2 pages]
                                     2

                             TABLE OF CONTENTS
                                                                        Page
         Section                                                        No.
         -------                                                        ----
PART I

Item 1.  Business                                                        5
           Introduction                                                  5
           Recent Developments                                           6
           Strategy                                                      6
           Business Communications Systems                               6
             PBX Products                                                6
             DeskTop Interface Products                                  7
             Computer Telephony Integration                              7
             MediaPath Server                                            8
             Call Controllers                                            9
             Public Switching                                            9
           Semiconductors                                               10
             Integrated Circuits                                        10
             Thick-Film Hybrid Microcircuits                            11
             Custom Wafer Foundry                                       11
             Optoelectronic                                             11
             ASICs                                                      11
           Geographic Markets                                           12
           Sales, Marketing and Distribution                            12
             United States                                              12
             Canada                                                     13
             Europe                                                     14
             Other Markets                                              14
           Government Regulation                                        15
           Competition                                                  16
           Backlog                                                      18
           Research and Development                                     19
           Patents and Trademarks                                       19
           Manufacturing                                                20
           Employees                                                    20
           Forward-Looking Statements                                   21
           Foreign Currency Exposure and Concentration of Credit Risk   21
           Technological Changes                                        22
           Competition                                                  22
           Environmental Matters                                        22
           Regulation                                                   23
           International Growth                                         23
           Other Factors                                                23
Item 2.  Properties                                                     23
Item 3.  Legal Proceedings                                              24
Item 4.  Submission of Matters to a Vote of Security Holders            24


                                Page 1 of 2

                                                                        Page
         Section                                                        No.
         -------                                                        -----
PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                            24
Item 6.  Selected Financial Data                                        25
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            27
Item 8.  Financial Statements and Supplementary Data                    37
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                            63

PART III

Item 10. Directors and Executive Officers of the Registrant             63
          Directors                                                     63
          Statement of Corporate Governance Practices                   64
           General                                                      64
           Mandate of the Board                                         65
           Composition of the Board and of its Committees               65
           Audit Committee                                              66
           Compensation Committee                                       66
           Nominating Committee                                         67
           Independence from Management                                 67
           Other                                                        67
          Executive Officers                                            67
Item 11. Executive Compensation                                         68
          Summary Compensation Table                                    69
          Stock Option Grants and Exercises                             71
          Stock Option Grants in Last Fiscal Year                       72
          Year-End Option Values Table                                  73
          Compensation of the President and Chief Executive Officer     74
          Executive Compensation Agreements                             75
          Compensation of Non-Employee Directors                        75
          Annual Incentive Compensation Arrangements                    76
          Directors' and Officers' Liability Insurance                  76
          Indebtedness of Directors, Executive Officers and
           Senior Officers                                              76
          Performance Graph                                             77
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                               77
Item 13.  Certain Relationships and Related Transactions                79

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                          79
Signatures                                                              82
Power of Attorney                                                       82
Annex A - Glossary of Terms                                             84
Annex B - Business Communications Systems Product Information           86

                                Page 2 of 2
                                     4

                                    PART I
Item 1.  Business

Introduction

Mitel Corporation was incorporated and organized under the laws of Canada on March 8, 1971 and was continued under the Canada Business Corporations Act on November 9, 1976. Unless the context indicates otherwise, "Mitel" and the "Corporation" are used interchangeably herein to refer to Mitel Corporation and its consolidated subsidiaries.

Mitel designs, develops, manufactures and markets business communications systems and subsystems for large and small business customers; designs, manufactures and sells integrated circuits ("ICs") and microelectronic components for the telephony, computer telephony integration ("CTI") and communications industries; and provides related services. Service activities consist primarily of hardware and software maintenance, training and other ancillary support services. Mitel's product lines are divided into two principal types: business communications systems ("BCS") and semiconductors. A glossary of certain technical and industry terms used in this Annual Report on Form 10-K is included as Annex A attached.

BCS products include customer premise telephone switching systems (also known as Private Branch Exchanges or PBXs) for voice and data, specialized proprietary telephones, hardware and software products to enhance the performance of public and private communications networks, datasets, terminals, CTI and other communications products which provide a broad range of communications capabilities. In addition, Mitel designs, manufactures and sells a range of other communications products consisting principally of call controller products, public switching equipment, and network enhancement devices such as Centrex set handlers.

Mitel's Semiconductor Division designs, manufactures and sells integrated circuits, thick-film hybrids, optoelectronic components and custom wafer products. These products are distributed worldwide, primarily to communications systems manufacturers.

Mitel operates in one industry segment, the communications business. The following table sets forth Mitel's revenue by product group for the three most recently completed fiscal years.

The Corporation maintains its financial accounts in Canadian dollars. All financial information and references to "$" and "dollars" are expressed in Canadian dollars unless otherwise stated.

                                        Millions of Dollars
                          -------------------------------------------------
                                         Fiscal Year Ended:
                          March 28, 1997   March 29, 1996    March 31, 1995
                          -------------------------------------------------
Business Communications
 Systems                  474.5      68%   455.5      79%    501.7      85%
Semiconductors            221.0      32%   120.9      21%     87.7      15%

Total                     695.5     100%   576.4     100%    589.4     100%

For information on Geographic Segments see Note 20 of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Recent Developments

On January 31, 1997, the Corporation acquired the business and assets of Global Village Communication (U.K.) Limited for $5.1 million in cash. Global Village Communication (U.K.) Limited is one of the leading integrated service digital network ("ISDN") solution providers in the United Kingdom. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Strategy

Mitel's business strategy is to offer its customers cost-effective communications solutions in an open, distributed and standards-based environment. Communications networks today must meet increasing customer demand for systems that will offer a large variety of services from a single network platform. These services include the transmission of voice, data, facsimile, electronic mail, Internet traffic, video teleconferencing, on-line transaction processing and other multimedia communications.

In order to meet the growing demand for these sophisticated communications services, Mitel offers its customers a broad range of products for building communications networks and equipment. Such products include voice communications systems; public switching systems; network enhancement and gateway products; CTI systems and applications; packaged software for personal productivity, enhanced group-ware for call centers, telephony-enabled servers, converged voice and data network backbones, and a wide range of silicon, thick film and PC board-based communications components.

Business Communications Systems

Mitel's BCS and related service revenue accounted for 68%, 79%, and 85% of the Corporation's total revenue during Fiscal 1997, 1996, and 1995, respectively.

PBX Products

Mitel's PBX systems, usually located on the customer's premises, permit a number of local telephones or computer terminals to communicate with each other, with or without use of the public telephone network. Over the past 20 years, Mitel's PBX products have evolved from analog products to the current SX-50, SX-200 LIGHT and SX-2000 LIGHT digital family of products. The current line of LIGHT products and related peripherals permit the communication of voice and data information over conventional twisted-pair telephone wires or optical fiber and certain of such products provide networking capabilities to link up to hundreds of locations. Mitel's PBX products are divided into categories geared to the particular business size and configuration of the end user.

Mitel also develops applications software and interfaces that will add value to the PBX at the desktop and workgroup level taking advantage of the evolving convergence of computing and telecommunications technologies.

Although Mitel no longer manufactures new analog PBX equipment, Mitel continues to support its existing analog PBX products (SX-10, SX-20, SX-100 and SX-200) by offering a complete line of remanufactured equipment that performs to specifications at the latest revision level.

Mitel's family of SX-2000 products utilizes digital switching technology to provide advanced voice and data capabilities for businesses requiring flexibility to shape a system that meets specific user needs. The SX-2000 and its networking protocols are designed to bring fully integrated voice and data capabilities to the desktop over single twisted-pair wiring. To support networks utilizing these products, Mitel also offers OPS Manager, an off-board computer software application that is closely integrated with the SX-2000 to perform network management from a central location.

Some of Mitel's PBX systems can be configured with optional feature enhancements such as ACD2000 (provides users with automatic call distribution and automated attendant functionality), message center and hotel/motel applications, and powerful private network protocols - Mitel Superswitch Digital Networking ("MSDN") and its analog version, Mitel Superswitch Analog Networking.

DeskTop Interface Products

The SUPERSET 400 series of digital business telephones and Dataset products are designed for operation with Mitel PBXs. The sets provide functionality such as feature access through convenient softkeys and visual prompts and, with the MILINK Data Module, integrated simultaneous voice and data on a single pair of wires. The SUPERSET 600 series of products is specifically targeted for sale to original equipment manufacturers ("OEMs")as components for use by developers of CTI products, and by PBX and key system makers. The product family is supported by open access to Mitel's link and network protocols, by the availability of Mitel integrated circuits for implementing digital linecards, and by applications engineering support through Mitel's worldwide Semiconductor Division distribution and support infrastructure.

In early 1997, the Corporation announced its first product in a brand new CTI category - Computer Attached Telephones. This innovative first commercial product, named MITEL PERSONAL ASSISTANT, is targeted at the lucrative small office/home office market. It blends the accessibility and reliability of the familiar telephone with the productivity features enabled by the PC (personal computer) to provide innovative benefits for the home office. It uses the new USB (Universal Serial Bus) interface standard to provide high-bandwidth, hot-plug-and-play connection between the telephone and the PC to deliver the functionality and ease-of-use demanded in the target market. Mitel plans to broaden this product line with other product announcements during the coming fiscal year.

Computer Telephony Integration

The initial concept of CTI contemplated the linking of telephone systems and computers, allowing data to be shared and functionally integrated through Computer Supported Telephony Applications (CSTA). CTI has moved from its origins within large corporate call centers, to its current rapid growth in workgroup environments and on the desktop, fueled largely by the availability of "screen pops" and other CTI applications. Mitel offers a portfolio of applications designed to improve productivity and customer service in workgroups, departments and small business environments. Client Server Telecom ("CST") products provide telephony functionality entirely within a computer platform which connects directly to the telephone network.

For applications requiring a high degree of voice and data integration, Mitel manufactures and sells a Mitel Telephony Applications Interface ("MITAI") based on open system architecture. MITAI is a developer toolkit and Application Programming Interface ("API") which allows the exchange of information and commands between other vendors' computers and peripherals and Mitel PBX products. Mitel is a participant in the Novell Telephony Services Application Programming Interface ("TSAPI") program and provides a PBX software program NetWare loadable module so that applications developed for TSAPI can interact with certain Mitel PBXs. Mitel is also a participant in the Microsoft Telephony Application Programming Interface ("TAPI") program and provides its customers a physical interface and service provider interface software so that applications developed for TAPI can interact with the Mitel PBX. Together these software products provide an applications interface in the dominant LAN operating system, NetWare, and the dominant desktop operating system, Windows. The MITAI product currently supports a Windows NT client and an OS/2 client as well as the open standard CSTA API and the IBM CallPath API.

The additional computer telephony product line consists of a family of ISA computer bus Dual T1 and Dual E1 board types, a Basic Rate Interface ("BRI") card and a middleware software product that provides control over third party MVIP boards conforming to the MVIP connection control standard. During Fiscal 1996, Mitel forged an alliance with Digital Equipment Corporation, a leading PC industry server OEM and operating systems supplier, to co-develop and launch a new client-server telephony platform called "MediaPath" targeted at the unified messaging market. The product was launched in October, 1996.

MediaPath Server

The CST group was established to develop and market a new class of communications platform to the computing industry to satisfy the needs of the emerging multimedia, computing-telecom markets. The target customers for these products are OEMs, Value Added Resellers ("VARs"), Systems Integrators ("SIs") and Independent Software Vendors ("ISVs"). The products include a Voice Operating System ("VOS") which delivers switching, call control, media and device control and supports a range of telecom platforms and applications. Platforms are marketed through Master Resellers ("MRs"), VARs and ISVs. ISVs and, to some extent, VARs will develop applications to run on the MediaPath server. The combination of Mitel and third party products addresses services such as call centers, help desks, and specialized vertical-markets requiring communications and data processing integration. The MediaPath server implements a client/ server model and is built on industry standards (such as MVIP, TAPI, etc.) using universally deployed products from companies such as Microsoft.

The MediaPath Server is not a PBX and is not marketed as such. The basic product is an open architecture communications system that can be deployed as a stand-alone enterprise or as an adjunct to an existing PBX. It has switching capability, call control and media control services for voice processing, telecommuting, mobility and routing servers, message centers or even small call / dispatch centers. It offers a screen-based telephone for user convenience.

Mitel is committed to the development and adoption of open systems CTI standards and actively participates in the ECTF (Enterprise Computer Telephony Forum), GO MVIP forum, PICMC and Versit. In 1997, the MediaPath Server was voted Product of the Year by a leading trade magazine, Computer Telephony.

Call Controllers

The Call Controller Product group designs, markets and sells the SMART-1 call controller (automatic dialer) family of products for the analog voice communications and fax markets. Mitel believes it is the world leader in the supply of these types of network access devices based on shipments of over one million units and market share. The SMART-1 call controllers are provided in single and multi-line platforms which are modified for country specific applications. In general, call controllers provide end customers with simplified access to inter-exchange carrier networks and store and forward fax networks and are also used to provide enhancements to PBX products, Centrex and single line installations.

The call controller has been granted approval and can be connected to the public telephone networks in Australia, Brazil, Canada, Germany, Holland, Hong Kong, India, Italy, Japan, Mexico, the United States, and the United Kingdom. Geographic markets addressed are determined primarily on the basis of the relative status of deregulation of communication services in each market. The Corporation is focusing its marketing efforts on international carriers who operate in multiple markets in addition to developing national market distribution in countries where multiple carriers are offering services.

During Fiscal 1998, the group plans to expand the call controller family of products in the European, Japanese and United Kingdom markets, and to introduce new call controller variants in France and Spain. The group will also be introducing ISDN call controllers into the United Kingdom and other European markets and Frame Relay Assembler/ Disassembler ("FRAD") access devices into Canada and Mexico.

Public Switching

The Public Switching business unit designs, markets and sells the GX5000 central office product line. The GX5000 platform is a compact yet sophisticated switching system capable of undertaking numerous applications. Among its most common applications are digital end office replacements for U.S. independent telephone companies; digital network overlay services for networks in developing countries; rural public switched telephone network services; satellite communications gateways; and provision of a carrier network integrated front end for voice processing systems. The group continued to focus on its core market segment in the North American end office market while maintaining its presence in the international rural communications market.

During Fiscal 1998, new capabilities will be added to the GX5000 platform to address the Independent Telephone Companies including ISDN Basic and Primary rate services.

In the international rural exchange market, sales of public switching products increased during Fiscal 1997 principally as a result of increased sales to existing customers in Latin America, Africa, and the Philippines.

See Annex B to this Annual Report on Form 10-K for additional information about Mitel's BCS products, including specifications as to functionality and target users.

Semiconductors

Mitel's sales of semiconductors accounted for 32%, 21%, and 15% of the Corporation's total revenue during Fiscal 1997, 1996, and 1995, respectively. A portion of the Corporation's semiconductor output is supplied to other groups within Mitel for incorporation into its systems products. Mitel manufactures and sells semiconductor products of the following categories:

Integrated Circuits

Integrated circuits are microelectronic component parts that allow the high feature integration, low power consumption and low physical space demanded by the design of today's advanced communications systems. Such products are designed to provide advanced communications and control functions for a wide variety of electronic products and systems.

Mitel has established a family of analog and digital switching integrated circuit products which make possible a higher capacity of switching of voice and data information. This product line has recently been extended to include two new high-bandwidth digital switch products to meet the needs of the rapidly growing computer and multimedia communications market.

Mitel is a leading supplier of dual-tone multi-frequency receiver components ("DTMF") which are used for remote control in high-volume applications such as facsimile and telephone answering machines. These components have now been released in 3-volt versions for mobile applications. Mitel is among the leaders in the calling line identification market with its continuous-phase-frequency-shift-key receivers which support special services such as calling party identification. Mitel believes it has solidified its position in this market with the introduction of a second generation product, the first in the industry that supports industry standards in North America, Europe and the United Kingdom. These products are targeted to both the telephony and CTI markets.

To meet the need for digitalization of signals in new communications equipment, Mitel has developed a family of circuits meeting the international industry standards of ISDN. Mitel continues to add new products to this family, including a low cost new-generation integrated digital telephone component aimed at ISDN and non-ISDN terminal equipment applications, and Adaptive Pulse Code Modulation ("ADPCM") products aimed at pair-gain and cellular radio markets.

Development programs now underway build upon Mitel's existing presence in switching, transmission and terminal equipment to provide related functions in two emerging market segments: Asynchronous Transfer Mode ("ATM"), which serves computer communication and multimedia needs; and wireless telephony, which extends the applicability of the digital telephone components into cordless and cellular markets.

Thick-Film Hybrid Microcircuits

These circuits permit the packaging of different technologies required by today's advanced computer systems and range in complexity from a simple collection of passive components to an extremely complex subsystem module. Mitel supplies these products as either standard circuits or as customized circuits designed for, and supplied to, a specific customer. In most cases, the hybrid component either incorporates, or is designed to work alongside, other Mitel components thereby increasing the overall value of the solution to the customer.

Custom Wafer Foundry

This business unit offers specialty technology manufacturing. By building on the Corporation's mixed-signal integrated circuit manufacturing expertise, Mitel can offer unique features which are not widely available and which address a niche market, such as low and high-voltage processes, double-poly technology and high precision resistors.

In addition to providing the bulk of the integrated circuits sold by Mitel, the Custom Wafer Foundry also serves a growing base of customers both in the United States and Europe by performing sub-contract manufacturing of silicon wafers. During Fiscal 1997, the Corporation commenced a project to expand the fabrication area and convert the size of the wafers from 100mm to 150mm. See "Business-Manufacturing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Optoelectronic

The Corporation, through Mitel Semiconductor AB, is a leading supplier of LED (Led Emitting Diode), PIN diodes photodetectors, and duplex devices. These devices, which are built using Gallium Arsenide and Indium Phosphide technologies, allow Mitel to offer products to drive fiber optic cable in applications such as data networks including Fiber Channel, Fiber Distributed Data Interface and ATM. In February 1997, Mitel launched a new optoelectronic component called VCSEL (Vertical Cavity Surface Emitting Laser) to address such applications as Gigabit Ethernet. At the same time, Mitel also announced the availability of PIN/Pre-amp combo devices in which the pre-amplifier is mounted inside the same package as the photodetector, thereby improving performance and reducing assembly cost to the end-user.

ASICs

Mitel Semiconductor AB also designs and manufactures application specific integrated circuits ("ASICs"), the main market for which is currently in medical applications such as pacemakers and hearing aids where low-voltage, low-power technologies are required. Mitel believes that it is the world's leading independent supplier of pacemaker ASICs and CMOS-based hearing aid ASICs based upon market share. Mitel also offers these innovative technologies for low frequency wireless applications such as wireless headset and electronic tags. In addition, Mitel serves the space market by offering radiation-hardened CMOS and ASICs based on the Corporation's SOS (Silicon On Sapphire) technologies.

Geographic Markets

Revenue for the three most recently completed fiscal years, based on geographic location of end customers, was distributed as follows:

                                       Millions of Dollars
                         -------------------------------------------------
                                        Fiscal Year Ended:
                         March 28, 1997   March 29, 1996    March 31, 1995
                         -------------------------------------------------
United States            312.6      45%   271.7      47%    306.8      52%
Europe                   228.8      33%   173.1      30%    153.7      26%
Other Regions            104.1      15%    85.4      15%     78.5      13%
Canada                    50.0       7%    46.2       8%     50.4       9%

Total                    695.5     100%   576.4     100%    589.4     100%

The major communications product market in which Mitel operates is the market for business communications systems. The principal geographic markets in which Mitel operates are the United States, Canada and the United Kingdom. Mitel also operates in China and other Asia-Pacific countries, Central and South America, Mexico, the Caribbean, Germany, Italy, the Middle East, and a small number of African countries. Each of the geographic markets in which Mitel operates has unique characteristics with regard to competition and methods of distribution. For additional information on foreign operations and geographic segments, see Note 20 of the Notes to the Consolidated Financial Statements appearing elsewhere in this Annual Report on Form 10-K.

Sales, Marketing and Distribution

The principal customers for the Corporation's BCS products and services are businesses requiring communications systems on their premises. The principal customers for Mitel's semiconductors continue to be customer premise and network communication equipment manufacturers. Such products are also sold to data communications suppliers as the integration of telephones and computers continues.

United States

In the United States, Mitel sells the majority of its PBX systems (other than the SX-2000 system) through wholesale distributors of telephone and computer telephony equipment. The distributors, in turn, sell to independent telephone companies and to interconnect companies. Mitel also sells directly to the United States government. In addition to the above distribution channels, Mitel sells products directly to end customers through its subsidiary, Mitel Telecommunications Systems, Inc. ("MTS"), primarily in the top 25 metropolitan statistical areas as determined by the United States Department of Commerce. MTS is a nationwide direct sales and service operation which sells integrated communications systems, applications and peripherals to national and regional accounts, as well as to large single site accounts.

Mitel has established an "Elite Dealer" program for the Corporation's top 100 to 120 dealers. Elite Dealers are provided exclusive access to some of Mitel's newest products (i.e. SX-2000 LIGHT and CTI applications such as PhoneWare), as well as a non-exclusive right to distribute the rest of the Corporation's PBX product line. All other active dealers, which number over 600, are classified as Mitel Dealers. Mitel Dealers sell SX-50 and SX-200 LIGHT PBXs. Mitel has also recently developed a new Computer Telephony Dealer channel that focuses on data-centric dealers involved in computer telephony integration. Mitel expects this channel to grow in Fiscal 1998 as prospective new dealers become aware of the channel and product offerings.

Mitel sells its call controller products through selected distributors, who in turn sell such products to carriers and alternate carriers. The carrier market addressed by call controllers is highly influenced by regulation and impacted by the consolidation of the other common carriers.

Public switching systems are sold directly to independent telephone companies in the United States.

Mitel's semiconductor products (other than the customized ICs marketed by Mitel Semiconductor AB) are sold primarily through representatives of manufacturers and distributors. Mitel's representatives deal directly with the end customer and design systems incorporating Mitel products, which products are then supplied through distributors. To enhance sales, major account teams were put into place to target specific large customers for both custom wafer design and standard product deliveries. Mitel Semiconductor AB products are sold through Mitel Semiconductor Inc., located in San Diego. The Corporation expects that Mitel Semiconductor AB will expand its product offerings to include more standardized products that will be distributed through the traditional Mitel Semiconductor distribution network or through Mitel Semiconductor Inc.

CST boards and software are sold worldwide through the sales force that sells Mitel's semiconductor products and will also be sold through OEM relationships as component parts of computer manufacturers' systems. CTI Solutions products are sold in the United States through MTS and the Elite Dealers.

Canada

Mitel sells its PBX products to the Canadian telephone operating companies, which sell the SX-200 LIGHT PBX and the SX-50 PBX. These companies also carry the Mitel SUPERSET family of products and some carry the SX-2000 LIGHT.

Mitel also sells its complete range of PBX equipment to independent interconnect companies who sell to end users. The interconnect companies operate under a support program of Elite Dealers and Mitel Dealers similar to that in the United States. The dealers operate, sell and provide service throughout Canada, marketing Mitel products on a non-exclusive basis. Mitel also sells the SX-2000 family of PBX systems directly to end users through MTS. Sales to specialized end users with large internal communications networks such as hospitals, universities and colleges, hotels, public utilities and government departments are generally concluded on a direct relationship basis.

CTI Solutions products are sold in Canada through MTS and the Elite Dealers.

Mitel Semiconductor products are sold in Canada through the traditional Mitel Semiconductor distribution network or through Mitel Semiconductor Inc.

Europe

Mitel markets its communications products directly and under distribution agreements in several countries in Europe, the most significant of which is the United Kingdom. Mitel sells its communications equipment in the United Kingdom primarily through a direct sales organization to end customers, but also indirectly through selected distributors and dealers.

Mitel has established a separate Direct Sales and Customer Services division (Mitel Solutions Division) in the United Kingdom to sell NeVaDa, the SX-2000 PBX, applications and adjuncts in order to offer United Kingdom customers a comprehensive range of communications solutions.

In the United Kingdom, Mitel serves principally large corporate customers. In order to extend Mitel's distribution access to smaller, regional companies not reached by its direct sales force, Mitel entered into a distribution agreement for the SX-2000 LIGHT with Bailey Telecom Limited, one of the leading independent telecommunications service providers and distributors of voice and data CPE in the United Kingdom. Other United Kingdom partners include: Atlas Communication (UK) Limited, Decorum Networks Limited, NESSCO Business Systems Limited and DTL International Limited.

Sales of Mitel semiconductor components in Europe are primarily handled via distributors who perform the dual function of representative and distributor. Some accounts are handled directly by Mitel in consultation with the distributor. Mitel has implemented a major account program in concert with its distributors, the focus of which is the development of multinational accounts. The European market is similar to the North American market in that customer premise and network communications equipment segments utilize both hybrid and integrated circuit products. Mitel Semiconductor AB sells most of its products directly to purchasers due to the custom and highly technical nature of its current product offerings. However, its optoelectronic products are supplied through distributors.

Mitel sells its SMART-1 family of call controller products both directly to key accounts such as Mercury Communications Ltd. in the United Kingdom, but also through distributors to customers in the United Kingdom and increasingly in continental Europe as the carrier markets are deregulated.

Other Markets

Mitel markets its communication products directly and under distribution agreements in China and other Asia-Pacific countries, the Middle East, Africa, South and Central America, Mexico and the Caribbean. The most significant of these regions is the Asia-Pacific market, including China.

Mitel maintains an Asia-Pacific regional office, referred to as Mitel (Far
East) Limited ("MFEL"), in Hong Kong, focusing on sales and service covering China and the Asia-Pacific area. MFEL has well established distribution networks in the following countries: China, Hong Kong, Thailand, Taiwan, Indonesia, India, Vietnam, New Zealand, Fiji, Singapore, Malaysia, the Philippines, Macau and Guam.

In order to address the needs of the Chinese market, Mitel invested in March 1994, in Tianchi Telecommunications Corporation, one of only seven licensed PBX manufacturers to utilize foreign technology in China. This joint venture, renamed Tianchi-Mitel Telecommunications Corporation, of which Mitel owns 50%, manufactures, distributes and services Mitel's fiber-optic based digital PBX systems and has a term of 30 years.

MFEL is selling through appointed distributors in the Asia-Pacific region. Distribution agreements signed with well established local telecommunications product distribution houses and some local telephone companies such as Hong Kong Telecom CSL in Hong Kong and Telecom Business Limited (a subsidiary of Telecom New Zealand Limited) in New Zealand have played a significant role in enhancing MFEL's presence in the region.

MFEL is also actively pursuing business opportunities in emerging markets such as Laos, Cambodia and Myanmar as these countries are gradually opening up their telecommunications market.

The Asia-Pacific area is a major geographical market for Mitel semiconductor products, with China, Korea, Japan, and Australia being the largest markets. Mitel's semiconductor products are also sold in Hong Kong, Thailand, Taiwan, New Zealand, Singapore, Malaysia, and the Philippines and the Corporation is actively expanding into the Indonesian, Indian, Mexican and Brazilian marketplace.

Mitel maintains regional sales offices in Japan and Singapore for semiconductor products. Over 90% of sales in these areas are achieved through representatives and distributors. Mitel is continuing to expand sales through its network of representatives and distributors while expanding business ventures with local companies. Mitel believes such ventures, especially those involving hybrid products, provide a technology exchange that helps increase Mitel's business, while at the same time helping to develop the local economy, thereby benefiting the customers, the local economy and Mitel.

Mitel Semiconductor AB sells its products directly in the Asia-Pacific area with its primary focus on the Japanese market.

Government Regulation

PBXs are considered customer premise equipment ("CPE"). Although the CPE market in the United States is not regulated, certain actions, which are described below, have recently caused changes in the United States telecommunications market. On February 1, 1996, the United States Congress passed the landmark Telecommunications Act of l996. Mitel believes that the legislation will accelerate the convergence of the communications, information and entertainment industries while intensifying competition within those industries. The legislation removes the line of business restrictions on the Regional Bell Operating Companies ("RBOCs") and allows the RBOCs to enter the manufacturing arena at the time they are allowed into long distance markets. For the first three years, any manufacturing by an RBOC must be conducted through a separate affiliate and procurement from the subsidiary must be on a non-discriminatory basis. While it is not improbable that an RBOC will eventually meet the minimum criteria to enter the long distance market and therefore become eligible to begin manufacturing, it appears unlikely, at this time, that the RBOCs will commence both such activities in Fiscal 1998.

The second action involves a proposed regulation by the U.S. Federal Communications Commission ("FCC") which will impose certain enhanced 911 application requirements on CPE manufacturers. Certain states have already imposed such requirements and the Federal government is poised to do likewise. The FCC is presently circulating a proposed settlement of the issues that if enacted would be favourable to CPE manufacturers with regard to FCC Docket No. 94-102.

Although there can be no assurance, the Corporation does not expect such legislation or regulation to have a material adverse effect on the results of operations in Fiscal 1998 in light of the existing competitive conditions in the United States market and the significant conditions required to be satisfied by the RBOCs under such legislation before they can commence manufacturing.

The FCC also imposes installation and equipment standards for CPE and requires that all CPE marketed in the United States be registered with it and comply with these standards. The Corporation believes that it is currently complying with and will continue to comply with these requirements.

The United States government will in all likelihood promulgate regulations during Fiscal 1998 regarding accessibility of telecommunications equipment and customer premises equipment, pursuant to Section 255 of the Telecommunications Act of 1996 but, although there can be no assurance, such regulations are not expected to have a material adverse effect on the results of Mitel's operations in Fiscal 1998.

The Corporation cannot now predict what impact such legislation and regulations may have on the results of its operations beyond Fiscal 1998 or what further regulatory changes will occur in the communications equipment market and the competitive environment as a consequence of actions by the FCC or the courts.

The regulatory agency in Canada governing most of the telecommunications industry is the Canadian Radio-television and Telecommunications Commission ("CRTC"). Currently, the CPE market in Canada is an unregulated market. Accordingly, Canadian carriers do not need CRTC approved tariffs in respect of the sale of terminal equipment.

The liberalization of access to telecommunications networks and competition in telecommunications services in the European Union has proceeded at a steady pace through initiatives of the Member States as well as through deregulation initiatives of the European Commission. The deregulatory process has increased competition and opened markets for telecommunications vendors throughout Europe.

Competition

The market for the Corporation's products is characterized by rapid technological change, evolving standards and regulatory developments. Many of the Corporation's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Corporation.

Competition in the communications equipment market in North America is intense and is based primarily on product performance, price, product availability, service and warranty options. In addition to Mitel, the major suppliers of PBX equipment are Northern Telecom Limited, Lucent Technologies Inc., Siemens Rolm Communications, Inc. (a subsidiary of Siemens AG), NEC America Inc. and Fujitsu America, Inc. The Corporation believes that it competes favorably with respect to the foregoing factors against its competitors, some of which are larger and have more resources than Mitel. Mitel currently believes its greatest strength in the PBX market is in the under 1,000 line size market. Mitel has been a prime PBX supplier to the under 100 line segment of the market since the early 1980's. In this segment, Mitel competes with hybrid PBX key systems manufacturers and other manufacturers of used and new PBX products.

The Corporation's basic PBX hardware business has experienced and expects to continue to experience a price-driven competitive phase, typical of a commodity product, as equipment replacement cycles continue to slow down. However, Mitel has attempted to provide its PBX customers with an "intelligent evolution" from digital to broadband technology by designing communications systems building blocks or components that are modular and can be upgraded, as advances in technology are achieved to grow as customer needs dictate.

Mitel currently holds approximately 7.4% of the total United States PBX market and is currently placed fifth overall in market share. Lucent Technologies Inc., with 29.5%, and Northern Telecom Limited, with 28.3%, are the predominant suppliers in the United States. These estimates are provided by Phillips InfoTech based on calendar 1996 market research.

Mitel's prime competitor in Canada in the PBX market is Northern Telecom Limited, which enjoys a dominant supplier position with many of the Canadian telephone companies (the Stentor Alliance). In Canada, Mitel placed second overall in PBX sales in the Canadian PBX market during 1996. Mitel currently holds 16.5% of the total Canadian PBX line market according to estimates provided by Phillips InfoTech based on calendar 1996 market research.

In the Asia-Pacific PBX market, most major communications equipment suppliers have a presence and competition is intense. Mitel believes that it compares favorably to the competition in terms of price, product performance, and after-sale service provided by its appointed local distributors.

Leading suppliers to the European PBX market include Alcatel Alsthom Compagnie, Siemens AG, Robert Bosch GmbH, Telefonaktiebolaget LM Ericsson, Philips Electronics NV and Northern Telecom Limited. In the United Kingdom market, Mitel's main competitors are Northern Telecom Limited, selling through British Telecommunications plc, Siemens/GPT Limited and LM Ericsson.

The principal factors of competition in the market sectors addressed by Mitel include product performance, price, reliability, ease of expansion and enhancement, future product strategy and support of evolving networking and computer telephony open standards. Customers see the ease with which they can do business with their suppliers as an increasingly important factor. The liberalization of the long-distance telecommunications market, first in the United Kingdom and now across other European countries, has created new opportunities for Mitel's SMART call controller products. Sales in the United Kingdom were supplemented by new business in Germany and Holland. Additionally, increased competition, coupled with the arrival of cable television companies in the local telephone service market in the United Kingdom, has fueled growing interest in Centrex services.
                                     17

The CST platform/server market is an emerging market which currently has no established leader or direct competitors but is largely influenced by the information technologies ("IT") industry leaders. Mitel is actively participating in the international CTI standards development groups to acquire the knowledge to become a leader in the CTI industry. Further, Mitel is working to develop new product concepts and marketing processes consistent with the expectations of its business partners and customers.

For call controllers, there is no dominant supplier in the market. Competition varies by market and by application (voice or fax), while the worldwide long distance calling market is in transition as a result of deregulation and consolidation of carriers.

The U.S. rural central office market is dominated by two suppliers: Northern Telecom Limited with its DMS-10 product and Siemens Stromberg Carlson with its DCO product. The switching market is sensitive to new technology evolution. Internationally, the rural central office market is dominated by large, multinational players: Alcatel Alsthom (E10B), Siemens (EWSD), Ericsson (AXE-
10), Northern Telecom  (DMS-10), NEC (NEAX-61) and Lucent Technologies Inc.
(5ESS). Technically, all suppliers offer equipment with comparable functionality. The principal competitive factor for success in the international arena is based on the strength of the financial assistance package associated with the projects, which may have the effect of limiting the Corporation's international opportunities in the central office market.

Competition in the semiconductor market is intense, with Dallas Semiconductor Corporation, PMC-Sierra Inc. and Brooktree Corporation being the main competitors in North America for Mitel's semiconductor products. Mitel believes that its sales channels and applications support compare favorably to those of its competitors. The main competition for the semiconductor business in Europe comes from SGS-Thomson Microelectronics, Inc. and California MicroDevices Corp. for analog components and from Siemens AG for digital components. Competitive pressure in other regions, most notably the Asia-Pacific area, comes from most of the main semiconductor competitors including Motorola Semiconductor Products Sector, National Semiconductor, Advanced Micro Devices, Inc., SGS-Thomson Microelectronics, Inc. and Siemens AG. Mitel Semiconductor AB competitors include Hewlett Packard Inc. and Northern Telecom Corporation. For optoelectronic components, Mitel Semiconductor AB competitors include Hewlett Packard Company, Honeywell Inc., Epitaxx Inc., and AMP Inc. in North America and Siemens AG in Germany. For ASIC (Application Specific Integrated Circuit) products, global competitors are Austria Mikro Systeme International AG from Austria and Orbit Semiconductor Inc. in North America.

Backlog

Mitel's order backlog as at March 28, 1997 was $135.1 million compared to $138.8 million at March 29, 1996. The Corporation expects that most of its current backlog will be filled within the current fiscal year. Backlog is not necessarily a sales outlook for the month, quarter or year as orders are frequently booked and shipped within the same fiscal month.
                                     18

Research and Development

Mitel's Research and Development ("R&D") activities are primarily directed towards the application of new hardware technology and software design techniques in the development of innovative real-time communications products. Mitel's R&D operations are concentrated at its facilities in Kanata, Ontario, Canada with smaller operations in the United States, the United Kingdom and Sweden. Mitel employs 475 R&D staff in Canada and 113 in its facilities outside Canada.

Mitel's current R&D programs fall into the following areas: (i) continuing support for its installed base of 190,000 PBX customers and existing distribution channels in terms of new functionality and problem resolution;
(ii) transitioning the existing PBX and sets platforms from their current proprietary architectures to a single range of high volume, cost-optimized products and components built around open computing technologies such as PCI and USB; (iii) development of CTI solutions and enabling technologies based on TAPI/CSTAPI standards ranging from PC boards, connection control software as well as complete Windows/NT-based PC server platforms that provide integrated PBX and unified messaging functions to small businesses; (iv) pioneering the deployment of real-time voice across data networks applying new technologies to work over broadband ATM and switched Ethernet LANs in partnership with data networking companies such as Madge Networks, Inc.; (v) design of new semiconductor products in the areas of signaling, shaping, switching and transport technologies in communications equipment; (vi) the GX5000 small central office and development of advanced call controller products for ISDN remote access; and (vii) improvements to Mitel's manufacturing processes.

During Fiscal 1997, gross R&D expenses (including depreciation related to R&D) totaled $61.5 million compared to $46.6 million during Fiscal 1996 and $44.9 million during Fiscal 1995.

During Fiscal 1997, the Corporation qualified for funding related to eligible R&D expenditures as described in Note 13 of the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

Patents and Trademarks

The Corporation owns many patents and has made numerous applications for patents relating to communication technology and semiconductor and optoelectronic component manufacturing, including patents and applications for patents relating to its business communications product line. The Corporation believes that the ownership of patents is an important factor permitting the exploitation of its inventions and providing protection of its patentable technology in the areas referred to above.

The trademark "MITEL" and the MITEL corporate logo are registered in Canada and the United States and have been registered, or registrations have been sought, in many other countries. The majority of the Corporation's other trademarks are registered or applications for registration have been filed in various countries. The Corporation believes that its trademarks are valuable assets and generally applies for registration of a mark in countries where its assessment of potential business related to the sale of products or services associated with such mark justifies the expense involved. The Corporation
                                     19
also claims rights to a number of unregistered trademarks and other intellectual property rights. In addition to its trademark registrations and patents, the Corporation protects its trademarks, inventions, trade secrets and other proprietary rights by contract, appropriate proprietary notice markings and internal security measures.

Mitel, particularly in the Semiconductor Division and in connection with CST, licenses in certain hardware and software designs and technology for use in certain of its products. None of these licenses is considered by Mitel to be material.

Manufacturing

Mitel products are manufactured in Canada, the United States, the United Kingdom and Sweden using a mix of commercial components, custom integrated circuits and thick-film hybrids. Mitel's manufacturing operations in all locations are focused on quality, cost and delivery with special attention paid to constant process improvement. All facilities and their quality management systems are certified to the rigorous standards established by the International Standards Organization of Geneva, Switzerland.

Over the past several years, Mitel has made significant investments in new assembly technologies in order to improve overall productivity and product quality. These improvements have largely been a result of the increased use of "surface mount" technology in the assembly process replacing the once dominant "through hole" process utilized in the production of many of the Corporation's older products. The Corporation anticipates continuing its investments in this area which it believes will allow Mitel to further improve production yields, productivity and overall product quality. During Fiscal 1997, an investment of $33.0 million was approved to expand the fabrication area of the Corporation's Bromont facility and convert the size of the wafers manufactured in such facility from 100mm to 150mm.

Mitel purchases parts and components for assembly of its products from a large number of suppliers through a coordinated world-wide sourcing initiative. Mitel's suppliers are subject to audit on a regular basis and are required to meet the strictest of standards with regard to cost, quality and delivery performance. The highest level of achievement against these standards often results in the attainment of "Certified Supplier" status by those involved in this program. No single supplier accounts for more than 10% of the Corporation's total purchases and to date, Mitel has not experienced any significant manufacturing delays relating to the availability of material.

Employees

At May 30, 1997, Mitel employed 4,079 persons. As at March 28, 1997, Mitel employed 4,095 persons compared to 3,867 at the end of Fiscal 1996 and 3,561 at the end of Fiscal 1995. Approximately 51% of the Corporation's employees are located in Canada, 17% in the United States, 24% in the United Kingdom, and 8% throughout the other locations in which it operates. Mitel considers its relationship with its employees to be excellent.

Forward-Looking Statements

Certain statements in this section and in other sections of this Form 10-K report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Corporation operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from results forecast or suggested in such forward-looking statements. The Corporation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; the mix of products/services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Corporation to attract and retain key employees; demographic changes and other factors referenced in this Form 10-K. The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, including the following:

Foreign Currency Exposure and Concentration of Credit Risk

Because substantial portions of the Corporation's sales, costs of sales and other expenses are denominated in U.S. Dollars and several other currencies, the Corporation's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the Canadian dollar. The Corporation uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements and on certain significant transactions, generally over the ensuing twelve to eighteen months. All foreign exchange contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Corporation to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates. Several major financial institutions are counterparties to the Corporation's financial instruments. It is the Corporation's practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Corporation may be exposed to a credit loss in the event of nonperformance by the counterparties of these contracts; however, management believes any such loss is unlikely. With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Corporation's operations. The Corporation has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss has been provided for in the allowance for doubtful accounts.

Technological Changes

The market for the Corporation's products is characterized by rapid technological change, evolving industry standards, frequent product introductions and evolving methods used by carriers and corporations in building and managing communications networks. Such changes in the market for networking products may adversely affect the Corporation's ability to sell its products. The Corporation's ability to anticipate changes in technology, industry standards and the evolution in methods of building and managing communications networks, and to develop and introduce new and enhanced products on a timely basis that are successful in the market, will be significant factors in the Corporation's competitive position and its prospects for growth. Moreover, if technologies or standards supported by the Corporation's products or carrier service offerings based on the Corporation's products become obsolete or fail to gain widespread commercial acceptance, the Corporation's business may be adversely affected. As a result, management believes that continued significant expenditures for research and development will be required in the future. Research and development project schedules for high technology products are inherently difficult to predict, and there can be no assurance that the Corporation will achieve its expected initial shipment dates of products in development. Because timely availability of new and enhanced products is critical to the success of the Corporation, delays in availability of these products, or lack of market acceptance of such products, could adversely affect the Corporation. See "Business - Research and Development".

Competition

The market for the Corporation's products is also characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Corporation have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. Such factors may adversely affect the Corporation's competitive position in the communications market. See "Business---Competition".

Environmental Matters

The Corporation's current and historical manufacturing and research and development activities are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. Although there are no claims currently pending against the Corporation alleging violations by the Corporation of any environmental protection laws and the Corporation believes it is in substantial compliance with such laws as are applicable to it, it is often difficult to estimate the future impact of environmental matters, including potential liabilities, and there can be no assurance that such a claim will not be asserted against Mitel in the future.

Regulation

The sale of certain of the Corporation's BCS products may be affected by governmental regulatory policies, the imposition of carrier tariffs and taxation of telecommunications services. These policies are under continuous review and are subject to change. In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Corporation operates. The Telecommunications Act of 1996 and associated regulatory developments will eliminate or modify many regulatory restrictions in the telecommunications market. Deregulation may facilitate the increasingly competitive offerings by communications services providers. In addition, RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, the Corporation could face competition from these companies should they satisfy these conditions and elect to manufacture networking products. See "Business---Governmental Regulation".

International Growth

The Corporation intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships between potential customers of the Corporation and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending upon the country in which such opportunity arises.

Other Factors

The Corporation further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive, and that new risk factors emerge from time to time in its rapidly changing business.

Item 2.  Properties

On March 28, 1997, Mitel owned and operated two facilities in Canada: one in Bromont, Quebec, Canada occupying 107,000 square feet and used for semiconductor manufacturing, and one in Kanata, Ontario, Canada occupying 641,000 square feet. The Bromont facility includes a new wafer foundry built in Fiscal 1997 totaling 34,000 square feet. The Kanata facility consists of four interconnected buildings, one of which occupies 160,000 square feet and is used for manufacturing. The remaining three buildings occupy 481,000 square feet and are used for administration, R&D, integrated circuit design and testing. The Kanata buildings are located on 62 acres of land.

The Corporation occupies 57,000 square feet of leased space in Ogdensburg, New York, United States that is used for manufacturing. It also owns a 100,000 square foot building in Boca Raton, Florida, United States that was leased to a third party up to March 1, 1997 and is now the subject of a Letter of Intent for purchase and sale with expected closing on June 30, 1997. The Boca Raton property is pledged to secure U.S. $3.0 million Industrial Revenue and Development Bonds.

The Corporation owns and operates a 279,000 square foot building in Portskewett, Wales, United Kingdom that is used for manufacturing and administration. The Corporation owns and operates a 333,000 square foot building in Jarfalla, Sweden that is used for semiconductor manufacturing, R&D and administration.

On March 28, 1997, the Corporation operated 56 regional facilities totaling 242,000 square feet, all of which were leased and primarily dedicated to sales, service, warehousing and customer training. A geographical breakdown of these facilities is as follows: Canada, nine locations totaling 26,000 square feet; United States, 34 locations totaling 154,000 square feet; United Kingdom, eight locations totaling 45,800 square feet; Germany, one location totaling 600 square feet; Japan, one location totaling 1,000 square feet; Hong Kong, two locations totaling 12,400 square feet; and Singapore, one location totaling 2,200 square feet.

Item 3.  Legal Proceedings

Mitel is a defendant in a number of lawsuits and party to a number of other proceedings that have arisen in the normal course of its business. In the opinion of the Corporation's legal counsel, any monetary liability or financial impact of such lawsuits and proceedings to which Mitel might be subject after final adjudication would not be material to the consolidated financial position of the Corporation or the results of its operations.

Item 4.  Submission of Matters To a Vote of Security Holders
None.

PART II

Item 5.  Market For Registrant's Common Equity and Related Stockholder Matters


                           COMMON SHARE INFORMATION
PRINCIPAL MARKETS

The Toronto Stock Exchange and the New York Stock Exchange are the principal markets on which the Company's shares are traded. The shares are also listed on the Montreal and London Stock Exchanges. The Company's shares were first listed on the Toronto Stock Exchange on August 13, 1979 and on the New York Stock Exchange on May 18, 1981. The stock symbol of the Company's shares is MLT. The following table sets forth the high and low sales prices for the common shares for each quarter of the last two fiscal years.

The Toronto Stock Exchange
(Canadian Dollars)

                                      1997              1996
                                   High    Low       High    Low
                                   ------- -------   ------- -------
1st Quarter                        $10.000 $ 8.300   $ 7.500 $ 6.125
2nd Quarter                          9.600   7.750     8.375   6.625
3rd Quarter                          9.650   8.500     9.500   6.625
4th Quarter                         10.850   6.750     9.000   7.125

New York Stock Exchange
(U.S. Dollars)

                                      1997              1996
                                   High    Low       High    Low
                                   ------- -------   ------- -------
1st Quarter                        $ 7.375 $ 6.125   $ 5.500 $ 4.500
2nd Quarter                          6.875   5.750     6.125   4.875
3rd Quarter                          7.250   6.250     6.875   4.875
4th Quarter                          8.125   4.625     6.625   5.125

SHAREHOLDERS

There were 5,774 common shareholders of record as at May 8, 1997.

DIVIDEND POLICY

The Corporation has not declared or paid any dividends on its common shares, and the Board of Directors anticipates that, with the exception of preferred share dividend requirements, all available funds will be applied in the foreseeable future to finance growth of the Corporation's business. Pursuant to the terms of the Corporation's $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series (Preferred Shares - R&D Series), the Corporation will not be permitted to pay any dividends on common shares unless all dividends accrued on the preferred shares have been declared and paid or set apart for payment.

Dividends paid by the Corporation, if any, to common shareholders not resident in Canada would generally be subject to Canadian withholding tax at the rate of 25% or such lower rate as may be provided under applicable tax treaties. Under the Canada-United States tax treaty, the rate of withholding tax applicable to such dividends paid to residents of the United States would generally be 15%.

Item 6. Selected Financial Data (In millions of Canadian dollars, except per share amounts)

The following table is derived from the consolidated financial statements included elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). These principles also conform, in all material respects, with accounting principles generally accepted in the United States (U.S. GAAP), and the requirements of the SEC, except as more fully described in Note 21 to the consolidated financial statements.
                                     25

                                                   Fiscal Year
                            (at the end of fiscal year for balance sheet data)
                                      1997    1996    1995    1994    1993
                                      ------- ------- ------- ------- -------
CANADIAN GAAP

Income Statement Data:
 Revenue                              $ 695.5 $ 576.4 $ 589.4 $ 496.4 $ 423.4
 Gross margin percentage                  50%     49%     45%     44%     46%
 Gross research and development expense  61.5    46.5    44.9    37.1    39.2
 Operating income (loss)                 51.4    57.7    28.3    22.0    (1.0)
 Net income                              38.0    51.0    31.8    20.7     2.6
 Net income (loss) per common share      0.32    0.45    0.27    0.16   (0.01)
 Weighted average common
  shares outstanding (millions)         107.3   105.9   105.6   105.1    80.2

Balance Sheet Data:
 Working capital                      $ 206.3 $ 210.3 $ 208.4 $ 174.2 $ 139.4
 Total assets                           584.8   517.1   440.6   376.4   323.4
 Current portion of long-term debt       14.8    11.2     9.0     3.9     2.8
 Long-term debt                          43.0    39.6    34.5    27.8    23.2
 Pension liability                       11.3    12.1       -       -       -
 Shareholders' equity (including
  redeemable preferred shares)          339.5   302.8   263.0   231.7   204.3

U.S. GAAP AND SEC REQUIREMENTS

Income Statement Data:
Net income                            $  41.0 $  56.9 $  59.0 $  18.4 $   9.6
Net income per common share              0.35    0.50    0.52    0.14    0.07
Weighted average common shares and
 share equivalents outstanding
 (millions)                             108.5   107.9   107.2   107.2    81.1
Balance sheet data:
Working capital                       $ 208.4 $ 213.5 $ 205.8 $ 172.4 $ 143.5
Total assets                            595.0   517.1   440.6   376.4   323.4
Current portion of long-term debt        14.8    11.2     9.0     3.9     2.8
Long-term debt                           43.0    39.6    34.5    27.8    23.2
Long-term obligation under research
  and development contract                  -       -       -    28.1    31.7
 Pension liability                       11.3    12.1       -       -       -
 Redeemable preferred shares             34.4    34.4    35.8    37.8    39.8
 Shareholders' equity
   Common shares                        599.2   596.5   595.6   595.2   593.9
   Contributed surplus                    2.5     2.5     2.6     2.7     2.7
   Deficit                             (292.9) (330.7) (384.3) (439.6)(454.5)
   Translation account                    2.5     3.3    10.6     5.7    (5.3)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
(In millions of Canadian dollars, except per share amounts)

In Fiscal 1997, the Corporation achieved another year of significant overall revenue growth. Fiscal 1997 total revenue was $695.5, 21 percent above the total revenue achieved in Fiscal 1996 and 18 percent above Fiscal 1995's total revenue. The growth was driven primarily by the success of the Semiconductor division which continued to experience high demand for the Corporation's microelectronics communication components. In addition, Fiscal 1997 results reflected the consolidation of Mitel Semiconductor AB, the Swedish semiconductor fab operation, which was acquired at the end of Fiscal 1996. Business Communications Systems (BCS) sales showed only modest growth over last year. During the fourth quarter of Fiscal 1997, management initiated plans to re-focus the BCS operations toward improving the sales channels and product time to market activities and at the same time reducing corporate support costs. To carry out this plan, the Corporation recorded a $13.0, or $0.12 per share, restructuring and other charge to operating expenses in the fourth quarter. After recording the charge, the Corporation reported Fiscal 1997 net income of $38.0, or $0.32 per share, $13.0 less than the prior fiscal year when net income was $51.0, or $0.45 per share, but $6.2, or $0.05 per share better than Fiscal 1995's net income. Net income for the three fiscal years ended March 28, 1997, March 29, 1996 and March 31, 1995 as determined by U.S. accounting principles is detailed in Note 21 to the consolidated financial statements.

The following discussion and analysis explains trends in the Corporation's financial condition and results of operations for the year ended March 28, 1997 compared with the two previous years, and is intended to help shareholders and other readers understand the dynamics of the Corporation's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of and should be read in conjunction with this management's discussion and analysis.

The Corporation's fiscal year-end is the last Friday in March. Normally this results in a fifty-two week year with four thirteen week quarters. For Fiscal 1995, the year-end of the Corporation was March 31, 1995, which resulted in a fifty-three week year with one additional week occurring in the first quarter of that year. Accordingly, part of the change in revenue, associated costs, and expenses may be attributed to one additional week in Fiscal 1995 compared to fiscal years 1997 and 1996.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of systems, subsystems and microelectronic components to world markets in the telephony, computer telephony integration (CTI) and communications industries. These products and related services include voice communications systems; networked voice and data systems and CTI applications; client server telecom products; public switching systems; network enhancement and access products; integrated and hybrid circuits, optoelectronic devices and custom silicon wafers.

The Corporation sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include: end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Revenue during the last five fiscal years, based on the geographic location of Mitel's customers, was distributed as follows:

Revenue ($ millions Cdn)

                     1993    1994    1995    1996    1997
                     ------  ------  ------  ------  ------
Canada               $ 47.3  $ 55.3  $ 50.4  $ 46.2  $ 50.0
Other Regions          52.8    66.8    78.5    85.4   104.1
Europe                117.6   132.1   153.7   173.1   228.8
United States         205.7   242.2   306.8   271.7   312.6

The net movement in exchange rates from Fiscal 1996 favorably impacted total revenue by 0.3 percent ($2.3) as a result of changes in the United States dollar and United Kingdom pound sterling exchange rates. Fiscal 1996 revenue was positively impacted by one percent ($6.9), when compared with Fiscal 1995, as a result of changes in the United States dollar and United Kingdom pound sterling exchange rates.

Business Communications Systems

BCS Revenue ($ millions Cdn)

                 1993     1994     1995     1996     1997
                 ------   ------   ------   ------   ------
Service          $ 56.2   $ 60.0   $ 67.1   $ 71.6   $ 70.5
Products          315.7    365.4    434.6    383.9    404.0

Business Communications Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, call controller products, the GX5000, and RADICALL. All of the Corporation's service revenue relates to business communications systems, primarily PBX. Fiscal 1997 BCS revenue, in total, was $474.5, a 4 percent increase from Fiscal 1996's figure of $455.5. Fiscal 1997 results reflected improved sales across all regions in which the Corporation operates, despite intense competitive pressures.

Compared to last year, BCS product revenue increased by 5 percent to $404.0 due to increased European demand for the Corporation's call controller products, improved sales of CTI applications in all markets, and higher SX200 sales to U.S. supply houses and dealers. With respect to call controllers, European sales increased in Fiscal 1997 as a result of deregulated network access services in the U.K. which created a strong demand by alternate carriers for Mitel's call controllers. In Fiscal 1997, the North American BCS performance recovered slightly due to marketing programs and sales initiatives introduced late in Fiscal 1996 to meet the intensifying competitive challenges. The recovery was evidenced by growth in line shipments in the U.S. market. In particular, sales into U.S. supply houses were up, also benefiting
                                     28
from the strength of a healthy economy in that country. In addition, sales of central office equipment improved over Fiscal 1996 as Mitel increased its share of the independent telephone company market. Overall, Fiscal 1997 lines shipped increased by 16 percent over lines shipped in Fiscal 1996. This increase was mostly attributable to the higher product sales in the indirect sales channels. These increases were offset partially by lower new installations through the Corporation's direct sales channels in both the U.S. and in Europe. Market share in the U.S., based on total lines shipped, improved to 7.4 percent in calendar 1996, up 0.4 percentage points from calendar 1995 (based on market research published by Phillips InfoTech). In the U.K., Mitel's second biggest market for BCS products, market share, based on new lines shipped, increased to 13.0 percent in calendar 1996, up 1.2 percentage points from calendar 1995 (based on market research published by Marketing Services).

BCS service revenue decreased by 2 percent from last year to $70.5, mainly as a consequence of the sale of all of the Corporation's North American non-Mitel PBX and key system customer base and the sale of certain U.K. maintenance contracts to other service providers mid-way through Fiscal 1996. As expected, in proportion to total revenue, BCS service revenue decreased by one percentage point to approximately 10 percent as a result of disposing of these revenue streams.

CTI revenue benefited in the year from efforts made in Fiscal 1996 to train the Corporation's voice system sales force and distribution channels for the CTI/convergence products and applications migration, but the improvement was only modest as the market has not responded to CTI opportunities as quickly as management and industry analysts had expected. Management remains committed to CTI and the broader convergence category of a combined telecommunications and information technology. The Corporation intends to use core competency in voice products to play a major role in these new markets. Management believes Mitel is well positioned to succeed in the convergence market by providing voice solutions as an application over corporate LANs as well as other CTI products including call center applications. The Corporation plans to continue marketing voice products in the Corporation's core markets as well as working with strategic partners to take advantage of new opportunities in the information technology industry.

On January 31, 1997, the Corporation acquired for cash consideration of $5.1 the business and assets of Global Village Communication (U.K.) Limited, an integrated service digital network (ISDN) solution provider based in the United Kingdom. The acquired product line currently consists of leading edge ISDN access products and technologies which allow for high volume digital communications between head office, local branches, home workers and agents in the field in a cost-effective manner. This product line complements Mitel's open and distributed architecture of business communications solutions and Mitel's initiative in bringing telecommunications and computer technology together. Revenue for Fiscal 1997 was not significantly impacted by this acquisition.

Mitel's BCS focus in Asia Pacific continued to be its joint venture located in Tianjin, China, and Mitel (Far East) Limited. In Fiscal 1997, Mitel increased the localization of manufacturing Mitel product by the joint venture for the China market. However, BCS revenue growth for this region has not met with management expectations due, in part, to the effects of tight monetary policies and intense price competition in China. Management remains confident in the long-term prospects of this region, but has determined it prudent to record a write-off of its investment in the joint venture as part of the restructuring and other charges described in the following paragraph.

During the fourth quarter of Fiscal 1997, the Corporation announced plans to restructure its BCS operations in light of the competitive conditions in the market place and the need to curtail certain non-profitable activities. A total charge of $13.0 was recorded to the Corporation's operating expenses. This charge included an amount of $5.0 for the write-off of the Corporation's investment and related assets in Tianchi-Mitel Telecommunication Corporation
(TMTC), the Corporation's joint venture in Tianjin, China. The remaining $8.0 was provided primarily for termination benefits, related to BCS operations in North America and the United Kingdom, which will result in a net cash outlay by the Corporation over the next twelve months. These cash outflows will be funded through the Corporation's cash provided from operations. In addition, as part of its restructuring plans, the Corporation determined to curtail further development of its RADICALL products. During the last few years, the Corporation rolled out RADICALL product to Regional Bell Operating Companies and public network operators in the U.S. and, more recently, into the United Kingdom. However, management believes the inroads made to date have not been sufficient to justify further development of the product, although the Corporation plans to support the product for existing customers. In addition, management is working to streamline the major sales, service and distribution channels and to reduce supporting corporate expenses. Management expects to realize annualized savings to operating expenses of approximately $13.0 within the next fiscal year.

Fiscal 1996 BCS revenue decreased by 9 percent to $455.5 from Fiscal 1995's revenue of $501.7. Fiscal 1996 reflected mixed results with highly competitive market conditions having a negative impact on BCS revenue, particularly in North America. In Fiscal 1996, BCS product revenue decreased by 12 percent. In addition, Fiscal 1996 lines shipped decreased by 7 percent over lines shipped in Fiscal 1995 causing market share to decline slightly in calendar 1995. European revenue grew on the strength of upgrades and expansion sales to its installed base, call center application sales, and higher maintenance service revenue. The Asia Pacific region, included in other geographic markets, maintained its revenue base under highly competitive conditions. Revenue also decreased in Fiscal 1996 due to the sale of Mitel's non-core PBX and key system base and certain service contracts to other distributors mid-way through that year. In Fiscal 1996, BCS service revenue increased by 7 percent over Fiscal 1995 due to higher maintenance and service revenue in the European region which resulted in part from the one-time sale of certain maintenance contracts to other service providers.

In Fiscal 1995, the Corporation eliminated its direct BCS sales operations in Italy and Germany due to poor performance in those countries and recorded a $5.0 restructuring charge in that year to complete the closing of offices and termination of staff. The Italian and German restructuring was initiated in the second quarter of Fiscal 1995 and was substantially completed by the end of that year.

Semiconductors

As a percentage of total revenue, semiconductors accounted for 32 percent, 21 percent and 15 percent, respectively, in fiscal years 1997, 1996 and 1995.

Semiconductor Revenue ($ in millions Cdn)

                      1993    1994    1995    1996    1997
                      ------  ------  ------  ------  ------
Semiconductors        $ 51.5  $ 71.0  $ 87.7  $120.9  $221.0

Semiconductor revenue showed successive annual growth rates of 38 percent and 83 percent, respectively, in Fiscal 1996 and in Fiscal 1997. The revenue growth was the result of the additional revenue from Mitel Semiconductor AB, which was acquired at the end of Fiscal 1996, and increased demand for the Corporation's integrated circuits, wafers and thick film hybrid products in all regions.

The increase in Mitel's semiconductor business reflects the worldwide growth in the communications segment of the semiconductor industry. Mitel is experiencing growth in countries where there is a demand for Mitel's line of communications components from manufacturers of advanced voice, data and multimedia equipment in North America, Asia and Europe. Increased demand for communications products incorporating existing Mitel Semiconductor components by the Corporation's traditional customer base, along with the introduction of new components, including those intended for CTI/multimedia applications, led to increased sales volumes compared to last year.

The Corporation took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, which has a semiconductor plant in Jarfalla, Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada. Both initiatives were necessary to meet the growing demand for Mitel's integrated circuits. The most significant part of the first phase of the Bromont expansion program, which concerns the improvement of the volume capacity of the existing 100 mm wafer production, was completed during the first quarter of Fiscal 1997. The second part of the first phase, which will introduce new 0.8 micron technology, will be completed during the second quarter of Fiscal 1998. The second phase, intended to increase the plant's production capacity by converting to 150 mm wafer production, is scheduled to be completed in the beginning of calendar 1998. The estimated time to complete the second phase is approximately one fiscal quarter later than originally planned.

Subsequent to the acquisition of Mitel Semiconductor AB, management concluded that the thermal print head (TPH) portion of the business was not strategic to the Corporation's interests. On October 23, 1996, the Corporation sold the TPH operation, including related inventory, fixed assets and certain intellectual property rights to a German distributor. The sale of the business did not have a significant impact on the Corporation's financial position or results of operations for Fiscal 1997 and will not have a significant impact on the Corporation's financial position or results of operations in the future.

GROSS MARGIN

As a percentage of total revenue, the total gross margin for the year was 50 percent, one percentage point higher than Fiscal 1996, and five percentage points higher than Fiscal 1995. Margins were strong primarily due to a good mix of higher margin products sold, particularly in semiconductors, high sales volumes, and cost efficiencies obtained in the manufacturing plants.

Product gross margin was 52 percent in Fiscal 1997 as against 51 percent in Fiscal 1996 and 47 percent in Fiscal 1995. Service gross margin was 33 percent in Fiscal 1997 compared to 36 percent in Fiscal 1996 and 28 percent in Fiscal 1995. Product gross margins improved each year due to changes in the sales mix with a higher proportion of semiconductors and high value applications. In addition, manufacturing efficiencies were achieved each year on higher semiconductor volumes through the plant and cost reductions achieved in manufactured system products. Fiscal 1997 service gross margins were lower than in Fiscal 1996 when service gross margins benefited from the sale and transfer of certain U.K. maintenance contracts to Bailey Telecom Limited.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses increased in Fiscal 1997 to $208.4 from $172.2 in Fiscal 1996. As a percentage of sales, Fiscal 1997 S&A expenses were 30 percent, the same as in Fiscal 1996 and Fiscal 1995. S&A expenses were higher than in Fiscal 1996 primarily due to the inclusion of the results of operations of Mitel Semiconductor AB. In addition, operating expenses increased due to higher costs associated with new marketing initiatives and product launches (with respect to CTI applications, work group solutions, PC telephony and in support of the NeVaDa networked voice and data product), costs associated with higher sales volumes and higher product support costs. The marketing-related costs included increased trade show activity, new corporate communications material, course development for dealers and end-customers, and an increase in head count.

Fiscal 1996 S&A expenses decreased over Fiscal 1995 primarily as a result of closing the Italian and German direct PBX sales operations and improved operating efficiencies in the U.S. sales organization. Additionally in accordance with a research and development (R&D) contract with British Telecommunications plc (BT), the requirement to pay BT levies on SX2000 product sales expired on March 31, 1995. In Fiscal 1995, levies of $4.4 were included in S&A expenses for which there was no corresponding amount in Fiscal 1996. The benefit of these savings discussed above helped to offset higher costs associated with new marketing initiatives and product launches, and incentives associated with the improved earnings performance in Fiscal 1996.

Research and Development

R&D Expenses ($ millions Cdn)

                      1993    1994    1995    1996    1997
                      ------  ------  ------  ------  ------
Research
  & Development       $ 35.0  $ 34.2  $ 41.9  $ 42.7  $ 56.5

                                     32

R&D expenses were $56.5 and 8 percent of revenue for the year ended March 28, 1997. This compares to $42.7 and $41.9, and both at 7 percent of revenue, for Fiscal 1996 and Fiscal 1995, respectively. These amounts were exclusive of related R&D capital asset amortization and net of government R&D incentives earned in each year. R&D increased as a percentage of sales compared to last year mainly due to the inclusion of Mitel Semiconductor AB which currently has a significant program for new integrated circuits and optoelectronic components.

Government R&D incentives earned and included in R&D expenses amounted to $0.2 in Fiscal 1997, $0.3 in Fiscal 1996, and $0.6 in Fiscal 1995. In addition, the Corporation recorded $11.7 of Canadian investment tax credits not previously recognized relating to prior years' R&D which compares to $7.7 recorded in Fiscal 1996.

Mitel's R&D program integrates its programs for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; new ISDN applications; and real-time application specific microelectronic components.

Amortization

Amortization increased in Fiscal 1997 to $33.5 from $19.2 and $16.5 in Fiscal 1996 and Fiscal 1995, respectively. The increase over Fiscal 1996 was due primarily to the inclusion of Mitel Semiconductor AB's results of operations, upgrades made to the Corporation's other manufacturing plants, and a major semiconductor capacity expansion program. Similarly, the increase in Fiscal 1996 over Fiscal 1995 was primarily due to ongoing replacements and upgrades to the Corporation's semiconductor and other manufacturing plants during the latter part of Fiscal 1995 and throughout Fiscal 1996.

INVESTMENT AND  INTEREST INCOME

On September 27, 1996, the Corporation sold a non-strategic investment in Esprit Telecom (Jersey) Ltd. (Esprit), a company which provides value added network services through leased lines to European based corporate accounts. The Esprit investment was sold for cash proceeds of $3.7, representing a total gain of $3.6, or $2.4 after-tax. The gain has been excluded from operating income in Fiscal 1997.

Interest income was $6.0 for Fiscal 1997 compared to $10.0 and $5.7 for Fiscal 1996 and Fiscal 1995, respectively. The decrease in interest income in Fiscal 1997 resulted from lower Canadian interest rates and from lower average cash balances available for investment. Cash balances available for investment were reduced due to the acquisition of Mitel Semiconductor AB for $44.0 on the last day of Fiscal 1996. This acquisition was financed in its entirety from the Corporation's cash resources. The increase in interest income in Fiscal 1996 over Fiscal 1995 resulted from higher average cash balances available for investment and higher interest rates in Fiscal 1996 relative to Fiscal 1995.

INTEREST EXPENSE

Interest expense was $2.4 for Fiscal 1997 compared to $1.7 and $1.2 for Fiscal 1996 and Fiscal 1995, respectively. The increase in interest expense over the past three years resulted from an increase in the Corporation's capital leases.
                                     33

INCOME TAXES

Income tax expense for Fiscal 1997 was $20.6 compared to $15.0 and $1.0 for Fiscal 1996 and Fiscal 1995, respectively. The Corporation follows the cost reduction method to account for investment tax credits (ITCs). Accordingly the ITCs, related to prior years' research and development, were applied against research and development expenses and tax expense was increased by a corresponding amount. Consequently, the combination of accruing for the ITCs and the incremental tax expense resulted in an insignificant impact to net earnings or earnings per share. Before accounting for the investment tax credits, income tax expense for Fiscal 1997 was $8.9 compared to $7.3 for Fiscal 1996 and $1.0 for Fiscal 1995 resulting in an effective tax rate of 19 percent, 13 percent and 3 percent respectively. The increased tax expense in Fiscal 1997 was due to higher taxable earnings in the U.K., primarily as a result of the gain on the sale of Esprit and to higher taxes in Canada for higher provincial taxable income as a result of claiming investment tax credits. The increased tax expense in Fiscal 1996 was due primarily to the earnings improvement in the Corporation's U.K. operations.

At the end of Fiscal 1997, the Corporation had tax loss carryforwards of $100.0, investment tax credit carryforwards of $60.0 and timing differences of approximately $32.0. No accounting benefit has been recognized in respect of these carryforwards due to the lack of virtual certainty or reasonable assurance, as applicable, of realizing the benefits from the operations in which the carryforwards and timing differences arose. Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the carryforward and timing difference benefits in the determination of their accounting recognition. Such review may, in the future, result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized.

OTHER

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity.

The Corporation manages foreign currency risk by protecting the estimated future foreign currency cash flows of each operating division, and certain significant transactions from adverse foreign exchange fluctuations. The Corporation does not engage in a trading or speculative hedging program.

The Corporation believes that inflation has not had a material impact on revenues and costs during the last three fiscal years.

Backlog

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Corporation's business communications systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At March 28, 1997, order backlog was $135.1 compared to $138.8 at March 31, 1996 and $83.8 at March 31, 1995. The decrease in backlog from the end of Fiscal 1996 was mainly attributable to the effects of the sale of the thermal print head business in the third quarter of Fiscal 1997. These decreases were offset partially by an improvement in the Corporation's North American BCS indirect sales channel. Most of the backlog is scheduled for delivery in the next twelve months.

Backlog ($ millions Cdn)

                              1993    1994    1995    1996    1997
                              ------  ------  ------  ------  ------
Order Backlog                 $ 81.5  $ 86.6  $ 83.8  $138.8  $135.1

The acquisition of Mitel Semiconductor AB at the end of Fiscal 1996 accounted for most of the increase to the Corporation's total backlog outstanding at March 31, 1996 as compared to the end of Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation had cash and short-term investment balances of $143.3 at March 28, 1997 compared to $137.3 at March 29, 1996. The increase of $6.0 from the end of Fiscal 1996 was due to cash flow provided by operations. Cash flow provided by operations amounted to $66.1 during the year ended March 28, 1997. This compares to Fiscal 1996 and Fiscal 1995 when cash provided by operations was $70.4 and $50.9, respectively. Since March 29, 1996, the Corporation's working capital decreased by $4.0 to $206.3 due primarily to an increase in accounts payable and accrued liabilities partially offset by an increase in inventory and accounts receivable levels.

Accounts payable and accrued liabilities were higher at year-end due to increased inventory purchasing activity to support increased sales levels and additional provisions for the Corporation's restructuring program. Cash outflows related to the restructuring and other provisions were not significant in Fiscal 1997. Inventory increased by $10.6 since last year to bring levels in line with the expected operating requirements. The Corporation maintains a minimum amount of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at the Corporation's semiconductor plants. As at March 28, 1997, the security supply inventory was $3.1 compared to $2.9 at March 29, 1996. Accounts receivable increased over last year due to the higher sales levels in the fourth quarter of Fiscal 1997 as compared to the fourth quarter of Fiscal 1996.

Fixed asset additions were $73.7 during Fiscal 1997, and were primarily for the increase in semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Corporation's information technology resources. The semiconductor capital program is comprised of two phases. Phase one, which commenced in the third quarter of Fiscal 1996 and was completed during the first quarter of Fiscal 1997, except for the introduction of the new 0.8 micron technology which will be completed in the second quarter of Fiscal 1998, cost approximately $10.1 and phase two (scheduled to be completed during early calendar 1998) is expected to cost approximately $39.0. Approximately $33.4 has been spent on phase two as at the end of Fiscal 1997. As at March 28, 1997, there were approximately $2.0 in capital expenditure purchase orders outstanding related to the Bromont expansion program. Management expects that Fiscal 1998 capital expenditures will be lower than Fiscal 1997 levels.

Subsequent to year-end, the Corporation entered into an agreement to sell the Boca Raton facility, which was previously held as an asset for resale. The proceeds from the sale of approximately $6.2 will be used to extinguish the Florida industrial revenue bonds amounting to $4.1 as at March 28, 1997 to which the facility was pledged as security. Management expects the sale of the facility would not have a significant impact on the results of operations.

On January 31, 1997, the Corporation acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, for cash consideration of $5.1. The acquisition was financed in its entirety by the Corporation's own cash resources. Goodwill of $3.3 was recorded for the excess of the purchase price over the fair value of the assets acquired, which will be amortized on a straight-line basis over the next five years.

Total long-term debt increased, net of repayments, by $7.0 from the end of Fiscal 1996. The increase was due to new capital leases partially offset by a repayment in full of the advances received under the Ontario Loan Agreement of $20.0. The Ontario government loan would have become subject to interest commencing on March 28, 1997 at an annual rate of 9.25 percent. In light of the lower rates of interest that the Corporation could obtain through other lending sources, management decided to repay the loan in its entirety before interest expense would begin to accrue.

The pension liability of $11.3 relates to the unfunded pension obligation in Mitel Semiconductor AB which was acquired on March 29, 1996. Under applicable Swedish law, companies are not required to fund the pension obligation, but instead operate on a "pay as you go" basis. The pension obligation is actuarially determined in accordance with applicable laws and regulations in Sweden and is fully insured by a Swedish regulatory agency.

At the end of Fiscal 1997, the Corporation's capitalization was comprised of 17 percent debt, 9 percent preferred equity, and 74 percent common equity. This compares to the end of Fiscal 1996 when the Corporation's capitalization profile was 17 percent debt, 10 percent preferred equity, and 73 percent common equity.

In addition to cash and short-term investment balances of $143.3, the Corporation has unused lines of credit in North America and the U.K. of approximately $32.7. In accordance with Corporation policy, short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year.
                                     36

Management believes that the Corporation is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

Item 8.  Financial Statements and Supplementary Data

The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

  Auditors' Report to the Shareholders
  Consolidated Balance Sheets
  Consolidated Statements Of Income And Retained Earnings for the years ended
   March 28, 1997, March 29, 1996 and March 31, 1995
  Consolidated Statements Of Cash Flows for the years ended March 28, 1997,
   March 29, 1996 and March 31, 1995
  Notes To The Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Mitel Corporation:

We have audited the consolidated balance sheets of Mitel Corporation as at March 28, 1997 and March 29, 1996 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended March 28, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation as at March 28, 1997 and March 29, 1996 and the results of its operations and the changes in its financial position for each of the years in the three year period ended March 28, 1997 in accordance with accounting principles generally accepted in Canada.

                                     ERNST & YOUNG
Ottawa, Canada                       Ernst & Young
May 8 , 1997                         Chartered Accountants

                  MITEL CORPORATION incorporated under the laws of Canada
                                CONSOLIDATED BALANCE SHEETS
                             (In millions of Canadian dollars)

                                                      March 28,      March 29,
                                                      1997           1996
                                                      -------        -------
ASSETS
Current assets:
  Cash and short-term investments (note 3)            $ 143.3        $ 137.3
  Accounts receivable (notes 4 and 19)                  156.7          145.7
  Inventories (note 5)                                   83.1           72.5
  Prepaid expenses                                        4.2            6.7
                                                      -------        -------
                                                        387.3          362.2
Capital assets:
  Fixed assets (notes 6 and 8)                          182.2          143.7
  Other assets (notes 7 and 8)                           15.3           11.2
                                                      -------        -------
                                                      $ 584.8        $ 517.1
                                                      =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $ 124.3        $ 103.6
  Income and other taxes payable                         15.7           14.9
  Deferred revenue                                       26.2           22.2
  Current portion of long-term debt (note 8)             14.8           11.2
                                                      -------        -------
                                                        181.0          151.9
Long-term debt (note 8)                                  43.0           39.6
Pension liability (notes 18 and 22)                      11.3           12.1
Deferred income taxes                                    10.0           10.7
                                                      -------        -------
                                                        245.3          214.3
                                                      -------        -------
Commitments and contingencies (notes 9 and 10)
Shareholders' equity:
  Capital stock (note 11)
    Preferred shares                                     37.2           37.2
    Common shares (1997-107,414,631; 1996-106,084,494)  153.3          150.6
  Contributed surplus (note 11)                          32.3           32.3
  Retained earnings                                     114.2           79.4
  Translation account (note 12)                           2.5            3.3
                                                      -------        -------
                                                        339.5          302.8
                                                      -------        -------
                                                      $ 584.8        $ 517.1
                                                      =======        =======

(See accompanying notes to the consolidated financial statements)

On behalf of the Board:

HENRY SIMON                                    JOHN MILLARD
Dr. Henry Simon, Director                      Dr. John B. Millard, Director

                                     38

                                     MITEL CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                (In millions of Canadian dollars, except per share amounts)

                                                        Year Ended
                                            March 28,   March 29,    March 31,
                                            1997        1996         1995
                                            -------     -------      -------
Revenue:
  Products                                  $ 625.0     $ 504.8      $ 522.3
  Service                                      70.5        71.6         67.1
                                            -------     -------      -------
                                              695.5       576.4        589.4
Cost of sales (excluding amortization):
  Products                                    297.4       246.7        275.1
  Service                                      47.0        45.6         48.2
                                            -------     -------      -------
                                              344.4       292.3        323.3
                                            -------     -------      -------
Gross Margin                                  351.1       284.1        266.1
                                            -------     -------      -------
Expenses:
  Selling and andministrative                 208.4       172.2        174.4
  Research and development (note 13)           56.5        42.7         41.9
  Investment tax credits related to prior
   years' research and development (note 13)  (11.7)       (7.7)           -
  Restructuring and other charges (note 14)    13.0           -          5.0
  Amortization                                 33.5        19.2         16.5
                                            -------     -------      -------
                                              299.7       226.4        237.8
                                            -------     -------      -------
Operating income                               51.4        57.7         28.3
Investment and interest income (note 15)        9.6        10.0          5.7
Interest expense (note 8)                      (2.4)       (1.7)        (1.2)
                                            -------     -------      -------
Income before income taxes                     58.6        66.0         32.8
Income tax expense (note 16)                   20.6        15.0          1.0
                                            -------     -------      -------
Net Income                                     38.0        51.0         31.8
Retained earnings, beginning of year           79.4        31.7          3.4
                                            -------     -------      -------
                                              117.4        82.7         35.2
Dividends on preferred shares                  (3.2)       (3.3)        (3.5)
                                            -------     -------      -------
Retained earnings, end of year              $ 114.2     $  79.4      $  31.7
                                            =======     =======      =======
Net income attributable to common
 shareholders after preferred
 share dividends                            $  34.8     $  47.7      $  28.3
                                            =======     =======      =======
Net income per common share (note 17)       $  0.32     $  0.45      $  0.27
                                            =======     =======      =======

(See accompanying notes to the consolidated financial statements)

                                     MITEL CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In millions of Canadian dollars)

                                                        Year Ended
                                            March 28,   March 29,   March 31,
                                            1997        1996        1995
                                            -------     -------     -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income                                $  38.0     $  51.0     $  31.8
  Restructuring and other charges               5.3           -           -
  Amortization                                 33.5        19.2        16.5
  Loss (gain) on sale of capital assets
   and investment                              (4.5)        0.2           -
  Deferred income taxes                        (0.2)        0.1        (0.9)
  Change in pension liability                   0.6           -           -
  Decrease (increase) in working
   capital (note 24)                           (6.6)       (0.1)        3.5
                                            -------     -------     -------
  Total                                        66.1        70.4        50.9

Investing activities:
  Additions to capital assets                 (73.9)      (34.5)      (17.2)
  Proceeds from disposal of capital assets
   and investment                               5.0         0.2         0.5
  Acquisitions (note 18)                       (5.1)      (43.5)       (1.9)
  Net change in non-cash balances related
   to investing activities                      5.4         1.0         1.4
                                            -------     -------     -------
    Total                                     (68.6)      (76.8)      (17.2)
                                            -------     -------     -------
Financing activities:
  Increase in long-term debt                   40.7        18.2        16.9
  Repayment of long-term debt                 (34.1)      (10.4)       (5.4)
  Repurchase and redemption of
   preferred shares (note 11)                     -        (1.5)       (2.3)
  Dividends on preferred shares                (3.2)       (3.3)       (3.5)
  Issue of common shares (note 11)              2.7         0.9         0.4
  Net change in non-cash balances related
   to financing activities                      0.8           -        (0.9)
                                            -------     -------     -------
     Total                                      6.9         3.9         5.2
                                            -------     -------     -------
Effect of currency translation on cash          1.6        (1.8)        1.6
                                            -------     -------     -------
Increase (decrease) in cash and
 short-term investments                         6.0        (4.3)       40.5
Cash and short-term investments,
  beginning of year                           137.3       141.6       101.1
                                            -------     -------     -------
Cash and short-term investments,
  end of year                               $ 143.3     $ 137.3     $ 141.6
                                            =======     =======     =======

(See accompanying notes to the consolidated financial statements)
                                     40

                                    MITEL CORPORATION
                      NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (In millions of Canadian dollars, except per share amounts)

1.  NATURE OF OPERATIONS

Mitel is an international communications products supplier. The Company's principal line of business is the manufacture and distribution of business communications systems and semiconductors, and to a lesser degree, based on revenue, the Company provides support services in respect of products sold. The principal markets for the Company's products are the United States, Europe, Canada and the Asia Pacific region.

2.  ACCOUNTING POLICIES

These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in Note 21.

The preparation of financial statements in conformity with Canadian and United States accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

(A)  FISCAL YEAR END

The Company's fiscal year end is the last Friday in March. Normally this results in a fifty-two week year with four thirteen week quarters. For Fiscal 1995, the year-end of the Company was March 31, 1995 which resulted in a fifty-three week year.

(B)  BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary companies. Investments in associated companies, except for joint ventures, in which the Company has significant influence are accounted for by the equity method. Investments in joint ventures are accounted for by the proportionate consolidation method.

(C)   CASH AND SHORT-TERM INVESTMENTS

Cash and short-term investments are valued at the lower of cost or market value. The Company invests its excess cash in highly liquid low risk debt instruments with terms of usually not greater than one year.

(D)  INVENTORIES

Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

(E)  CAPITAL ASSETS

Capital assets are initially recorded at cost, net of related research and development and other government assistance. Goodwill is initially recorded at the excess of the Company's cost over the amount of the fair value of the net assets acquired in a business combination. The Company evaluates the realizability of these assets based upon the expected future undiscounted cash flows of the related assets.

Amortization is provided on the bases and at the rates set out below:

                        ASSETS       BASIS               RATE
                        ---------    -----------------   --------
                        Buildings    Straight-line       4%
                        Equipment    Declining Balance   20-30%
                                     Straight-line       10-33.3%
                        Patents and
                         trademarks  Straight-line       10-33.3%
                        Goodwill     Straight-line       6.7-20%

(F)  FOREIGN CURRENCY TRANSLATION

The Company uses the current rate method of foreign currency translation to translate the accounts of its foreign subsidiaries. The resulting unrealized gains or losses are deferred and included in shareholders' equity until there is a reduction in the net investment in a foreign operation.

The Company enters into foreign exchange contracts intended to hedge its estimated net foreign currency cash requirements, and certain significant transactions, generally over the ensuing twelve to eighteen months. The Company does not engage in a trading or speculative hedging program. All foreign exchange contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur.

Exchange gains or losses related to translation of, or settlement of, foreign currency denominated long-term monetary items are deferred and amortized on a straight-line basis over the remaining life of the items.

(G)  REVENUE RECOGNITION

Revenue from the sale of products is recognized at the time goods are shipped to customers. Revenue from the sale of communications systems including integration and installation services, is recognized on a percentage of completion basis. Revenue from service is recognized at the time services are rendered. Billings in advance of services are included in deferred revenue. Estimated warranty costs associated with these revenues are provided for at the time of the sale.

(H)  INCOME TAXES

Income taxes are accounted for using the deferred tax allocation method under which the income tax provision is based on the income reported in the accounts. Incentive tax credits are taken into income on the same basis as the related expenditures are charged to income provided the Company expects the credits to be realized.

(I)  DEVELOPMENT COSTS

The Company interprets the criteria for deferral of development costs on a very stringent basis under which few, if any, costs qualify for deferment. In the three years ended March 28, 1997, all development costs were expensed as incurred.

3.   CASH AND SHORT-TERM INVESTMENTS

As at March 28, 1997, the Company had $116.9 (1996 - $124.3) invested in short-term investments with maturity dates between April 1, 1997 and October 27, 1997 at rates of return extending from 2.68 percent to 6.52 percent.

4.   ACCOUNTS RECEIVABLE

Included in accounts receivable was an allowance for doubtful accounts of $9.8 (1996 - $5.9). The allowance for doubtful accounts includes $2.1 related to the write-off of the Company's investment in a joint venture, Tianchi-Mitel Telecommunications Corporation, which is included in the restructuring and other charges. (See also Note 14.). Also included in accounts receivable was an amount of $16.6 (1996 - $6.9) for unbilled accounts on long-term contracts.

The Company is exposed to credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk. (See also Note 19.)

5.   INVENTORIES

                                               1997     1996
                                               -------  -------
     Raw materials                             $  29.4  $  21.9
     Work-in-process                              26.9     22.6
     Finished goods                               26.8     28.0
                                               -------  -------
                                               $  83.1  $  72.5
                                               =======  =======

6.   FIXED ASSETS

                                               1997     1996
                                               -------  -------
     Cost:
       Land                                    $   4.5  $   5.4
       Buildings                                 127.6    113.8
       Equipment                                 207.8    185.6
       Equipment under capital leases             79.9     45.5
                                               -------  -------
                                                 419.8    350.3
                                               -------  -------
     Less accumulated amortization:
       Buildings                                  65.7     60.7
       Equipment                                 148.6    131.5
       Equipment under capital leases             23.3     14.4
                                               -------  -------
                                                 237.6    206.6
                                               -------  -------
                                               $ 182.2  $ 143.7
                                               =======  =======

7.   OTHER ASSETS

                                               1997     1996
                                               -------  -------
     Cost:
       Assets held for resale                  $   7.4  $   7.4
       Goodwill                                    4.7      1.3
       Patent, trademarks, and other              10.6      7.9
                                               -------  -------
                                                  22.7     16.6
                                               -------  -------
     Less accumulated amortization:
       Goodwill                                    1.4      0.2
       Patents, trademarks, and other              6.0      5.2
                                               -------  -------
                                                   7.4      5.4
                                               -------  -------
                                               $  15.3  $  11.2
                                               =======  =======

Assets held for resale include surplus land in Kanata and a building in Boca Raton. The Boca Raton facility was leased to a tenant for a term from March 1, 1994 to November 1, 1998. As per the terms of the lease the tenant's option to purchase the facility expired on March 1, 1997. On April 21, 1997, the Company signed a letter of intent to sell the Boca Raton facility. The net cash proceeds would be approximately $6.2 for this sale. Management does not expect the sale to have a significant impact on the results of operations.

During the fourth quarter, the Company recorded a write-off of $1.0 for the unamortized balance of goodwill related to its investment in its joint venture in China, Tianchi-Mitel Telecommunications Corporation. (See also Note 14.)

8.  LONG-TERM DEBT

                                                   1997      1996
                                                   -------   -------
    Capital leases and other, at rates varying
     from 3.4% to 12.2% with payment terms ranging
     from 3 to 5 years                             $ 51.6    $ 23.5

    Florida industrial revenue and development
     bonds, at a rate of 8.375%, due in April
     2001 and against which certain assets held
     for resale have been pledged as security
     (1997 - U.S. $3.0; 1996 - U.S. $3.1)             4.1       4.2

    Non-interest bearing 1996 Canada-Quebec
     government loan, repayable in three equal
     annual installments commencing July, 2001        2.1         -

    Ontario government loan, at a rate of 9.25%,
     repaid on March 21, 1997                           -      20.0

    Non-interest bearing unsecured note
     payable, discounted at a rate of 8.75%,
     due in equal annual installments of U.S. $1.4,
     repaid during Fiscal 1997 (1996 - U.S. $1.3)       -       1.8

    Non-interest bearing 1990 Canada-Quebec
     government loan, repaid during Fiscal 1997         -       1.3
                                                  -------   -------
                                                     57.8      50.8
    Less current portion                             14.8      11.2
                                                  -------   -------
                                                  $  43.0   $  39.6
                                                  =======   =======

Future minimum lease payments of the obligations under capital leases total $59.1 of which $17.9, $15.2, $11.2, $8.4, and $6.4 relate to fiscal years 1998 to 2002 and beyond respectively. Interest costs of $8.0 are included in the total future lease payments.

Principal repayments, excluding obligations under capital leases, during the next five fiscal years are: 1998 - $0.2; 1999 - $0.2; 2000 - $0.2; 2001 -
$0.3; 2002 - $4.1. Interest expense related to long-term debt was $2.3 in Fiscal 1997 (1996 - $1.7; 1995 - $1.1).

The following table presents financial instrument fair value disclosure where the carrying value of such is different. Fair value was determined by discounting cash flows of the obligations at 7.0 percent (1996 - 8.0 percent), the rate determined as generally available to the Company on credit facilities at the fiscal year-end:

                                               1997                1996
                                        ------------------------------------
                                        Carrying   Fair     Carrying   Fair
                                        Amount     Value    Amount     Value
                                        ------------------------------------
     Capital leases and other           $  51.6    $ 44.9   $ 23.5    $ 20.5

     Florida industrial revenue
      and development bonds             $   4.1    $  4.3   $  4.2    $  4.4

     Non-interest bearing 1996
      Canada-Quebec government loan     $   2.1    $  1.5   $    -    $    -

     Ontario government loan            $     -    $    -   $ 20.0    $ 15.1

     Non-interest bearing unsecured
      note payable                      $     -    $    -   $  1.8    $  1.8

     Non-interest bearing 1990
      Canada-Quebec government loan     $     -    $    -   $  1.3    $  1.1

9.   COMMITMENTS

(A)  OPERATING LEASES

The future minimum lease payments for operating leases for which the Company was committed as at March 28, 1997 were as follows: 1998 - $10.8; 1999 - $8.2; 2000 - $4.0; 2001 - $2.3; 2002 - $2.0; 2003 and beyond - $12.9.

(B)  LETTERS OF CREDIT

The Company had letters of credit outstanding as at March 28, 1997 of approximately $7.0 to secure accounts payable primarily relating to the purchase of inventory.


(C)  CAPITAL EXPENDITURES

Capital expenditure commitments under purchase orders outstanding at the end of Fiscal 1997 amounted to approximately $3.0.

10.  CONTINGENCIES

The Company is a defendant in a number of lawsuits and party to a number of other claims or potential claims that have arisen in the normal course of its business. In the opinion of the Company's legal counsel, any monetary liability or financial impact of such lawsuits and claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company or the consolidated results of its operations. (See also Note 13.)

11.  CAPITAL STOCK

The Company's authorized capital stock consists of an unlimited number of preferred and common shares.
                                     46

     Shares Outstanding                 1997           1996
     -----------------------------      -----------    -----------
     Preferred shares - R&D Series        1,616,500      1,618,900
     Common Shares                      107,414,631    106,084,494

(A)  PREFERRED SHARES - R&D SERIES

The preferred shares were issued in Fiscal 1984 for gross cash proceeds of $95.2 of which $51.5 ($23.00 per share) was allocated to capital stock with the balance being the consideration received for the sale of tax rights.

Dividends - Fixed cumulative cash dividends are payable quarterly at a rate of $2.00 per share per annum.

Redemption - The shares are currently redeemable, at the option of the Company, at $25.00 per share plus accrued dividends.

Purchase Obligation - Commencing January 1, 1989, the Company was required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $25.00 per share plus costs of purchase, and this obligation has been met. The difference between the stated capital of the repurchased shares over the consideration paid for such shares is recorded against contributed surplus.

(B)  COMMON SHARES

An analysis of the changes in the number of common shares and the amount of share capital for the three years ended March 28, 1997 is as follows:


                                                 Number           Amount
                                                 -----------      -------
     Balance, March 25, 1994                     105,516,144      $ 149.3
     Issued for cash - Employee stock option plans   260,474          0.4
                                                 -----------      -------
     Balance, March 31, 1995                     105,776,618        149.7
     Employee stock option plans                     307,876          0.9
                                                 -----------      -------
     Balance March 29, 1996                      106,084,494        150.6
     Warrants                                      1,000,000          1.7
     Employee stock option plans                     330,137          1.0
                                                 -----------      -------
     Balance March 28, 1997                      107,414,631      $ 153.3
                                                 ===========      =======

The warrants exercised in Fiscal 1997 represent all of the warrants then outstanding to reduce outstanding warrants to nil as at March 28, 1997 (1996 - 1,000,000).

(C)  DIVIDEND RESTRICTIONS ON COMMON SHARES

The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment.

(D)  STOCK OPTION PLANS

At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors. Certain amendments to the plan were approved by the shareholders at the 1993 and 1995 Annual General Meetings allowing for 1,000,000 and 2,000,000 additional shares, respectively, to be made available for grant. Available for grant at March 28, 1997 were 1,113,525 (1996 - 1,779,775; 1995 -
268,625) shares. All options granted have ten year terms and become fully exercisable at the end of four years of continuous employment.

A summary of the Company's stock option activity, and related information for the two years ended March 28, 1997 is as follows:

                                  1997                        1996
                       --------------------------- ---------------------------
                       Options    Weighted Average Options    Weighted Average
                                   Exercise price              Exercise price
                       --------------------------- ---------------------------
Outstanding options:

Balance,
 beginning of year     2,902,525  $  4.54          2,721,551  $  3.74
Granted                  713,500     9.23            610,500     7.52
Exercised               (330,137)    2.95           (307,876)    2.97
Cancelled                (47,250)    6.06           (121,650)    5.62
                       ---------  -------          ---------  -------
Balance, end of year   3,238,638  $  5.71          2,902,525  $  4.54
                       =========  =======          =========  =======
Exercisable at
 end of year           1,580,776  $  3.75          1,229,775  $  2.95
                       =========  =======          =========  =======

Weighted average fair value price
of options granted during the year
using the Black-Scholes fair value
option pricing model
(See also Note 21.)               $  4.54                     $  3.90
                                  =======                     =======

A summary of options outstanding at March 28, 1997 is as follows:

------------- Total Outstanding -------------   --Total Exercisable--
                                  Weighted
                        Weighted  Average                  Weighted
                        Average   Remaining                Average
           Exercise     Exercise  Contractual              Exercise
Options    Price        Price     Life          Options    Price
---------------------------------------------------------------------
  913,975  $1.10-$2.82  $1.90     6 years         896,308  $ 1.88
  710,850  $3.90-$5.75  $5.10     7 years         308,925  $ 5.09
1,613,813  $6.25-$9.32  $8.14     8 years         375,376  $ 7.12
---------                                       ---------
3,238,638                                       1,580,776
=========                                       =========

12.  TRANSLATION ACCOUNT

The following table summarizes changes in the translation account:

                                    1997          1996         1995
                                    -------       -------      -------
Balance, beginning of year          $   3.3       $  10.6      $   5.7
Increase (decrease):
Movements in exchange rates -
 United States Dollar                     -          (1.4)         0.7
 United Kingdom Pound Sterling          5.4          (6.0)         5.9
 Sweden Krona                          (4.4)            -            -
 Other currencies                         -           0.1            -
Reduction of net investments
 in subsidiaries                       (1.8)            -         (1.7)
                                    -------       -------      -------
Balance, end of year                $   2.5       $   3.3        $10.6
                                    =======       =======      =======

13.  GOVERNMENT ASSISTANCE AND INVESTMENT TAX CREDITS

During the year, the Company recognized total funding of $0.2 (1996 - $ 0.3; 1995 - $0.6) related to eligible R&D expenditures (1997 - $0.6; 1996 - $1.0;
1995 - $2.9) which was recorded as a reduction primarily of research and development expenses in the consolidated statements of income.

During the year, the Company also recognized Canadian investment tax credits of $11.7 (1996 -$7.7; 1995 - $nil) related to prior years' R&D expenses for which no accounting benefit was previously recognized. (See also Note 16.)

Contributions of $5.0 made to the Company in prior years under the Microelectronics and System Development Program, a federal assistance program, are contingently repayable if the resulting technology is commercially successful. The contributions are repayable based on a percentage of related sales over a period not to exceed ten years and ending on June 30, 2004. Any amount unpaid at the end of the ten year period would be forgiven. As the technology is in the early stages of being commercially exploited, the total amounts repaid and repayable to March 28, 1997 were negligible.

The Company is contingently liable for the repayment of funding received in prior years if certain conditions are not met to a maximum of $2.9. The Company believes that it is in compliance with these conditions.

14.  RESTRUCTURING AND OTHER CHARGES

During the fourth quarter of Fiscal 1997, the Company recorded a charge of $13.0 in respect of a restructuring program to reduce operating expenses in Business Communications Systems and a write-off of $5.0 on the investment and related assets in the Company's joint venture in China. As at March 28, 1997, the balance of the restructuring provision included in accounts payable and accrued liabilities amounted to $7.7.

In Fiscal 1995, the Company recorded a charge of $5.0 in respect of restructuring its Business Communications Systems sales operations in Italy and Germany which was substantially completed in that year.

15.  INVESTMENT AND INTEREST INCOME

On September 27, 1996, the Company sold its equity interest in Esprit Telecom (Jersey) Ltd. (Esprit), a non-strategic holding which was carried at a nominal cost. The gain on the sale of shares in Esprit was $3.6.

Interest income earned on cash and short-term investments in Fiscal 1997 was $6.0 (1996 - $10.0; 1995 - $5.7).

16.  INCOME TAXES

Details of income tax expense (recovery) were as follows:

                                 1997      1996      1995
                                 -------   -------   -------
     Current
       Canadian                  $  14.9   $   9.3   $   1.0
       Foreign                       7.0       5.6       0.9
     Deferred
       Foreign                      (1.3)      0.1      (0.9)
                                 -------   -------   -------
                                 $  20.6   $  15.0   $   1.0
                                 =======   =======   =======

Deferred taxes on income generally result from timing differences primarily in the recognition of amortization and research and development expenditures for tax and financial reporting purposes.

The income tax expense reported differs from the amount computed by applying the Canadian rates to the income before income taxes. The reasons for these differences and their tax effects were as follows:

                                              1997      1996      1995
                                              -------   -------   -------
     Expected tax rate                            40%       40%       40%
                                              -------   -------   -------
     Expected tax expense                     $  23.4   $  26.4   $  13.1
     Foreign tax rate differences                (2.2)     (0.8)     (0.1)
     Tax effect of losses not recognized          8.7       2.5       3.3
     Tax effect of realizing benefit of prior
      years' operating loss carryforwards       (13.9)    (15.7)    (17.3)
     Corporate minimum taxes                      3.2       2.4       1.5
     Other                                        1.4       0.2       0.5
                                              -------   -------   -------
     Income tax expense                       $  20.6   $  15.0   $   1.0
                                              =======   =======   =======

Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The income (loss) before income taxes attributable to all foreign operations was $6.1 (1996 - $15.7; 1995 - $(2.9)).

As at March 28, 1997, the Company had tax loss carryforwards of approximately $100.0 for which no accounting benefit was recognized and which are available to reduce future years' income for tax purposes. These tax loss carryforwards expire as follows: 2002 - $6.0; 2003 - $16.0; 2004 - $6.9; 2005 to 2012 -
$71.1. The tax loss carryforwards relate to operations in the United States, Germany and Hong Kong. As at March 28, 1997, the Company had Canadian investment tax credit carryforwards of approximately $60.0 for which no accounting benefit was recognized and which are available to reduce future years' income taxes. These investment tax credits expire during the years from 1998 to 2007. In addition, the Company had timing differences of approximately $32.0 for which no accounting benefit was recognized.

17.  NET INCOME  PER COMMON SHARE

The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective fiscal years (107,274,463 shares in 1997; 105,920,369 shares in 1996; and 105,622,984 shares in 1995).

18.  ACQUISITIONS

(A) On January 31, 1997, the Company acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, for cash consideration of $5.1. In addition, the Company recorded a liabilitiy of $0.2 in respect of acquisition costs and recorded a provision of $0.5 in respect of estimated costs to integrate the operations of the acquired business with the existing U.K. division, Mitel Telecom Limited, over the next twelve months.

This acquisition was accounted for by application of the purchase method under which the results from operations were included in the Company's accounts from the date of acquisition. The difference between the purchase price and the fair value of the acquired net assets amounted to $3.3, all of which was recorded as goodwill to be amortized on a straight-line basis over the next five years.

The purchase transaction is summarized as follows:

Net assets acquired, at approximate fair value:

     Current assets           $   3.1
     Capital assets               1.0
     Goodwill                     3.3
                              -------
     Total assets                 7.4
     Current liabilities          2.3
                              -------
     Total net assets             5.1
                              =======
     Cash consideration           5.1
                              =======

Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of Fiscal 1997 is not presented due to the insignificant impact on the Company's results of operations.

(B) On March 29, 1996, the Company acquired ABB Hafo AB (subsequently renamed Mitel Semiconductor AB), a designer, manufacturer and marketer of custom and application specific integrated circuits and semiconductor components with operations based in Sweden and the United States. Mitel Semiconductor AB was acquired for cash consideration of $44.0, comprised of $24.0 for 100 percent of the outstanding common shares and $20.0 for the repayment of all bank loans in the acquired company. This acquisition was accounted for by application of the purchase method under which the results from operations were included in the Company's accounts from the date of acquisition.

The purchase transaction is summarized as follows:

Net assets acquired, at approximate fair value:

     Current assets           $  28.0
     Capital assets              48.2
                              -------
     Total assets                76.2
                              -------
     Current liabilities         13.9
     Pension liability           12.1
     Deferred income taxes        6.2
                              -------
     Total liabilities           32.2
                              -------
     Total net assets         $  44.0
                              =======
     Cash consideration       $  44.0
                              =======

In addition to the cash consideration, the Company incurred expenses of $1.7 in respect of acquisition costs and $2.0 in respect of costs to integrate the operations of the acquired company with the Semiconductor division. As at March 28, 1997, the liability in respect of acquisition costs was $nil and $1.3 in respect of estimated integration costs.

(C) On April 12, 1994, the Company completed the acquisition of its 50 percent investment in Tianchi-Mitel Telecommunications Corporation (Tianchi-Mitel), a telecommunications manufacturing, sales and service joint venture in Tianjin, China, for a total cash investment of $3.3. The acquisition was accounted for by the purchase method. Accordingly, the Company's share in the joint venture's results from operations were included in the consolidated financial statements of the Company from the date of acquisition, April 12, 1994. (See also Note 14.)

19.  RELATED PARTY TRANSACTIONS

During the year ended March 28, 1997, the Company sold to jointly controlled and significantly influenced enterprises product and services valued at approximately $8.1 (1996 - $7.9; 1995 - $7.1).

Included in accounts receivable as at March 28, 1997 were amounts due from jointly controlled and significantly influenced enterprises of $0.4 (1996 - $1.5; 1995 - $1.3).

20.  INFORMATION ON GEOGRAPHIC SEGMENTS

The Company operates primarily as a vertically integrated manufacturer of communications products which is its principal line of business. Included in total revenue for Canada were export sales amounting to $244.9 in Fiscal 1997 (1996 - $197.7; 1995 - $178.7). The point of origin (the location of the selling organization) of revenue and the location of the assets determine the geographic areas.

                                           1997       1996      1995
                                           -------    -------   -------
Revenue:

  Canada
    External customers                     $ 113.4    $  98.6   $  91.5
    Transfers between geographic areas       181.5      145.3     137.6
                                           -------    -------   -------
                                             294.9      243.9     229.1
                                           -------    -------   -------

  United States
    External customers                       312.9      271.5     309.5
    Transfers between geographic areas        19.4       14.1      15.8
                                           -------    -------   -------
                                             332.3      285.6     325.3
                                           -------    -------   -------

  Europe
    External customers                       248.0      183.3     164.5
    Transfers between geographic areas        32.4       19.2      20.4
                                           -------    -------   -------
                                             280.4      202.5     184.9
                                           -------    -------   -------

  Other
    External customers                        21.2       23.0      23.9
    Transfers between geographic areas           -          -         -
                                           -------    -------   -------
                                              21.2       23.0      23.9
                                           -------    -------   -------

  Eliminations of transfers between
   geographic areas                         (233.3)    (178.6)   (173.8)
                                           -------    -------   -------

Total Revenue                              $ 695.5    $ 576.4   $ 589.4
                                           =======    =======   =======

                                           1997       1996       1995
                                           -------    -------    -------
Operating income:
  Canada                                   $  53.7    $  58.8    $  49.9
  United States                               35.7       37.8       47.7
  Europe                                      40.9       35.0       12.0
  Other                                       15.7        3.2        4.6
  Eliminations                               (10.2)      (5.0)      (9.3)
                                           -------    -------    -------
Segment operating income                     135.8      129.8      104.9
Corporate expenses                            84.4       72.1       76.6
                                           -------    -------    -------
Operating income                              51.4       57.7       28.3

Investment and interest income,
 net of interest expense                       7.2        8.3        4.5
Income tax expense                           (20.6)     (15.0)      (1.0)
                                           -------    -------    -------
Net income                                 $  38.0    $  51.0    $  31.8
                                           =======    =======    =======
Fixed asset additions:
  Canada                                   $  56.9    $  26.9    $  12.1
  United States                                3.5        2.3        1.7
  Europe                                      13.2        4.4        3.4
  Other                                        0.1        0.9          -
                                           -------    -------    -------
Fixed asset additions                      $  73.7    $  34.5    $  17.2
                                           =======    =======    =======
Amortization expense:
  Canada                                   $  17.9    $  13.4    $  11.0
  United States                                2.4        1.6        1.3
  Europe                                      12.9        4.1        4.1
  Other                                        0.3        0.1        0.1
                                           -------    -------    -------
Amortization expense                       $  33.5    $  19.2    $  16.5
                                           =======    =======    =======
Identifiable assets:
  Canada                                   $ 187.4    $ 136.5    $ 115.2
  United States                               96.7       82.8       92.1
  Europe                                     194.9      198.1      112.9
  Other                                        6.8       11.5       14.0
                                           -------    -------    -------
Identifiable assets                          485.8      428.9      334.2
Corporate assets                              99.0       88.2      106.4
                                           -------    -------    -------
Total assets                               $ 584.8    $ 517.1    $ 440.6
                                           =======    =======    =======

In line with industry practice, corporate expenses include research and development, scientific research agreement revenue, and general administration expenses. Interest and income taxes are excluded from the calculation of segment operating income.
                                     55

Transfers between areas are made at prices based on the total cost of the product to the selling location.

21.  UNITED STATES ACCOUNTING PRINCIPLES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as follows:

(A)  Under the terms of an R&D contract with British Telecommunications plc
(BT), the Company was required to pay BT levies based on defined incremental sales of SX-2000 products. These levies were payable until the earlier of March 31, 1995 or until the amounts paid to BT reached a specified maximum.

Under Canadian GAAP, amounts earned for work performed under the R&D contract with BT were offset against the related costs incurred. Amounts earned for work performed pursuant to such contracts among parties who were related at the time the arrangement was entered into were accounted for as a liability under interpretation of U.S. GAAP by the staff of the SEC. Although BT ceased to be related to the Company on June 12, 1992, the R&D contract with BT was entered into while BT was the majority owner of the Company.

Under Canadian GAAP, levies payable to BT pursuant to the contract terms were accounted for as an expense. They were accounted for as a payment against the liability under interpretations of U.S. GAAP by the staff of the SEC.

On March 31, 1995, the requirement to pay levies to BT expired pursuant to the terms of the contract. Accordingly, the remaining unpaid amount in respect of the R&D contract of $23.7 as at March 31, 1995 was accounted for as an extinguishment of debt and recognized in income under U.S. GAAP for the year ended March 31, 1995.

(B) Under Canadian GAAP, unrealized and realized gains and losses on foreign currency transactions identified as hedges may be deferred as long as there is reasonable assurance that the hedge will be effective. Under U.S. GAAP, deferral is allowed only on foreign currency transactions intended to hedge identifiable firm foreign currency commitments.

(C) Under Canadian GAAP, investments in joint ventures are recognized in the financial statements of the venturer by applying the proportionate consolidation method of accounting. Under U.S. GAAP, equity accounting is applied to investments in joint ventures when preparing the consolidated financial statements of the venturer.

(D) Under Canadian GAAP, stock issue costs are shown as an adjustment to retained earnings. The carrying amount of capital stock is shown net of issue costs under U.S. GAAP.

(E) Redeemable preferred shares are excluded from shareholders' equity under requirements of the SEC.

(F) Reductions in stated capital and deficit are not recorded under U.S. GAAP. The Company had previously undertaken stated capital and deficit reductions in fiscal years 1985, 1986, 1987 and 1992.
                                     56

(G) Under U.S. GAAP, primary and fully diluted earnings per share are computed in accordance with the treasury stock method and are based on the weighted average number of common shares and dilutive common share equivalents.

(H) Under Canadian GAAP, for purposes of the statements of cash flows, cash position includes all short-term investments. Under U.S. GAAP, cash position includes highly liquid investments with original maturities of less than three months. In addition, under U.S. GAAP, non-cash items such as assets acquired under capital lease are excluded from the statements of cash flows. Under Canadian GAAP, the gross amount of non-cash items are included in the respective operating, investing, or financing activities as applicable.

(I) The Company implemented SFAS 109, Accounting for Income Taxes, in Fiscal 1994 for purposes of reconciliation to U.S. GAAP. As at March 28, 1997, the Company's deferred tax asset, primarily related to the benefit of realizing investment tax credit and loss carryforwards and timing differences, net of a valuation allowance of $123.1 (1996 - $135.3), was $10.2 (1996 - nil), and
deferred tax liabilities, primarily related to buildings and equipment, were $10.0 (1996 - $10.7).

(J) Management has examined the rules applicable to SFAS 119 regarding the disclosure of derivative financial instruments and the fair value of financial instruments and has provided the required disclosure in notes 7, 8, 21, 22, and 23.

(K) The United States Financial Accounting Standards Board has issued a new standard (SFAS 128) regarding the calculation of earnings per share. SFAS 128 is effective for annual periods ending after December 15, 1997. The Company has not determined the impact, if any, of SFAS 128 on its consolidated financial statements.

(L) The United States Financial Accounting Standards Board has issued a new standard (SFAS 123) for accounting for stock based compensation. As allowed under SFAS 123, Management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations for U.S. GAAP purposes.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC. The proportionate consolidation method for joint ventures does not affect the measurement of income or shareholders' equity and therefore is not addressed in the following table:

                                                 1997      1996      1995
                                                 -------   -------   -------
Net income in accordance with Canadian GAAP      $  38.0   $  51.0   $  31.8
Effect of research and development contract            -         -       4.4
Income recognized under research and development
 contract (See Part A)                                 -         -      23.7
Effect of deferral accounting related to foreign
 exchange contracts                                 (7.2)      5.9      (0.9)
Adjustment to deferred income taxes                 10.2         -         -
                                                 -------   -------   -------
U.S. GAAP and SEC requirements:
Net income                                       $  41.0   $  56.9   $  59.0
                                                 =======   =======   =======
Net income for the year  attributable to
 common shareholders after
 preferred share dividends                       $  37.8   $  53.6   $  55.5
                                                 =======   =======   =======
Net income per common share                      $  0.35   $  0.50   $  0.52
                                                 =======   =======   =======

The weighted average number of common share and common share equivalents outstanding pursuant to U.S. GAAP in Fiscal 1997 was 108,472,457 (1996 - 107,883,043; 1995 - 107,221,144).

                                                  1997      1996      1995
                                                  -------   -------   -------
Cash flow information presented in conformity
 in all material respects with U.S. GAAP:
Cash provided by (used in)
Operating activities - Canadian GAAP              $  66.1   $  70.4   $  50.9
                                                  -------   -------   -------
Deferred income taxes                                10.2         -         -
Charge in deferred tax asset                        (10.2)        -         -
                                                  -------   -------   -------
Operating activities - U.S. GAAP                     66.1      70.4      50.9

Investing activities - Canadian GAAP                (68.6)    (76.8)    (17.2)
Change in short-term investments                     (2.9)     (6.3)    (39.6)
Additions to capital assets under capital lease      31.3      16.3       6.6
                                                  -------   -------   -------
Investing activities - U.S. GAAP                    (40.2)    (66.8)    (50.2)
                                                  -------   -------   -------
Financing activities - Canadian GAAP                  6.9       3.9       5.2
Increase in capital leases                          (31.3)    (16.3)     (6.6)
                                                  -------   -------   -------
Financing activities - U.S. GAAP                    (24.4)    (12.4)     (1.4)
                                                  -------   -------   -------
Increase (decrease) in cash                           1.5      (8.8)     (0.7)
Effect of currency translation on cash flows          1.6      (1.8)      1.6
Cash position, beginning of year                     52.4      63.0      62.1
                                                  -------   -------   -------
Cash position, end of year                        $  55.5   $  52.4   $  63.0
                                                  =======   =======   =======

                                     58

                                                  1997      1996
                                                  -------   -------
Balance sheet items in conformity in all
 material respects with U.S. GAAP and
 SEC requirements:
     Cash                                         $  55.5   $  52.4
     Short-term investments                          87.8      84.9
     Deferred tax asset                              10.2         -
     Accounts payable and accrued liabilities       128.3     100.4
     Redeemable preferred shares                     34.4      34.4
     Common shares                                  599.2     596.5
     Contributed surplus                              2.5       2.5
     Deficit                                       (292.9)   (330.7)

Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 1996 and 1997:

                                           1997      1996
                                           -------   -------
     Risk-free interest rate                 5.45%     7.02%
     Dividend yield                            nil       nil
     Volatility factor of the expected
      market price of the Company's
      common stock                           0.565     0.593
     Weighted-average expected life
      of the options                       6 years   6 years


                                           1997      1996
                                           -------   -------
     Pro Forma net income for U.S. GAAP    $  39.8   $  56.5
     Pro Forma net income per common share
       Primary                             $  0.34   $  0.49
       Fully diluted                       $  0.34   $  0.49

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. (See also Note 11.)

22.  PENSION PLANS

The Company maintains several defined contribution and two defined benefit pension plans for its employees. Pension expense was $4.8 in Fiscal 1997 (1996 - $3.3; 1995 - $3.7).

(A)  Defined Contribution Pension Plans

Both the Company and the employees contribute to these plans based on a the employees' earnings.

(B)  Defined Benefit Pension Plans

The Company's policy is to fund defined benefit pension plans in accordance with independent actuarial valuations as permitted by pension regulatory authorities.

(i) The first defined benefit plan is contributory and covers substantially all employees in the United Kingdom by providing pension benefits based on length of service and final pensionable earnings. Employee contributions are based on pensionable earnings. Actuarial reports in connection with the U.K. defined benefit plan, prepared in April, 1995 and updated to March 28, 1997, were based on projections of employees' compensation levels to the time of retirement. These actuarial reports indicate that the actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

                                           1997      1996
                                           -------   -------
     Pension fund assets                   $  53.5   $  39.3
     Accrued pension benefits              $  48.2   $  38.1

The assumptions used to develop the actuarial present value of the accrued pension benefits for Fiscal 1997 and Fiscal 1996 were as follows:

     Discount rate                         8.5 %
     Compensation increase rate            6.5 %
     Investment return assumption          9.0 %

For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

(ii) The second defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan. The associated pension liability is calculated each year by the Pension Registration Institute and is credit insured in its entirety by Forsakringsbolaget Pensionsagaranti. The pension liability of $11.3 (62.6
SEK) (1996 - $12.1 (59.4 SEK)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with the applicable laws and regulations in Sweden.

23.  FOREIGN EXCHANGE CONTRACTS
At March 28, 1997, foreign currency exchange contracts to sell $162.0 in foreign currency (126.0 U.S. Dollars, 2.0 Pound Sterling, 50.0 Japanese Yen,
38.0 Swedish Krona and 1.0 Singapore Dollars) had an unrealized loss of $3.9. The unrealized loss represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The unrealized loss reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts on March 28, 1997.

Mitel is exposed to credit risk in the event of non- performance, but does not anticipate non-performance by any of the counter parties. Management believes that there is no substantial concentration of credit risk resulting from the foreign currency forward contracts.

24.  CASH FLOW INFORMATION

Net change in non-cash working capital balances related to operating activities:

                                               1997     1996      1995
                                               -------  -------   -------
Accounts receivable                            $  (9.8) $  (7.0)  $ (21.3)
Inventories                                      (11.6)     9.0       9.8
Accounts payable and accrued liabilities          10.3      1.4       6.2
Deferred revenue                                   2.9     (0.7)     10.2
Other                                              1.6     (2.8)     (1.4)
                                               -------  -------   -------
                                               $  (6.6) $  (0.1)  $   3.5
                                               =======  =======   =======

25.  UNUSED BANK LINES OF CREDIT

At March 28, 1997, the Company had unused and available demand bank lines of credit amounting to approximately $ 32.7 (1996 - $31.9) at rates of interest based on the London Inter-Bank Offer Rate (LIBOR) (6.5%), Canadian prime (4.75%), and U.K. base rate (7.0%).

26.  COMPARATIVE FIGURES

Certain of the 1996 and 1995 comparative figures have been reclassified so as to conform to the presentation adopted in 1997.

                         SUPPLEMENTARY FINANCIAL INFORMATION
        (in millions of Canadian dollars, except per share amounts; unaudited)

SELECTED QUARTERLY FINANCIAL DATA
(in accordance with Canadian generally accepted accounting principles)

FISCAL 1997

                                     First   Second  Third   Fourth  Full
                                     Quarter Quarter Quarter Quarter Year
                                     ------- ------- ------- ------- -------
  Revenue                            $ 155.9 $ 167.5 $ 173.1 $ 199.0 $ 695.5
  Gross margin                          79.4    85.0    88.7    98.0   351.1
  Gross margin percentage                51%     51%     51%     49%     50%
  Net income (loss)                     10.7    16.5    11.5    (0.7)   38.0
  Net income (loss) per common share    0.09    0.15    0.10   (0.01)   0.32

Certain Fiscal 1997 quarterly figures were reclassified with no effect on the reported quarterly net income.

FISCAL 1996

                                     First   Second  Third   Fourth  Full
                                     Quarter Quarter Quarter Quarter Year
                                     ------- ------- ------- ------- -------
  Revenue                            $ 136.2 $ 149.5 $ 125.7 $ 165.0 $ 576.4
  Gross margin                          63.8    73.4    64.6    82.3   284.1
  Gross margin percentage                47%     49%     51%     50%     49%
  Net income                             9.6    15.0    11.2    15.2    51.0
  Net income per common share           0.08    0.13    0.10    0.14    0.45


EXCHANGE RATES OF THE CANADIAN DOLLAR
(based on noon buying rates)

The high and low exchange rates (i.e. the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e. the average of the exchange rates on the last day of each month during the period) and the period end exchange rates of the Canadian dollar in exchange for U.S. currency for each of the five years ended December 31, 1996 and for the period January 1, 1997 through May 8, 1997, as reported by the Federal Reserve Bank of New York, were as follows:

               January 1
               to May 8,
U.S. DOLLARS   1997         1996      1995      1994      1993      1992
               -------      -------   -------   -------   -------   -------
High           0.7487       0.7513    0.7527    0.7632    0.8046    0.8757
Low            0.7145       0.7235    0.7023    0.7103    0.7439    0.7761
Average        0.7296       0.7332    0.7286    0.7318    0.7751    0.8275
Period End     0.7228       0.7301    0.7323    0.7128    0.7544    0.7865

                                     62

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

The following table sets forth the name, age and position with the Corporation of each director and nominee for director of the Corporation.

Name                     Age  Director Since   Positions
-----------------------  ---  --------------   --------------------------
Anthony L. Craig(2)      51   May 16, 1996     Director
Hubert T. Lacroix(1,3)   41   July 21, 1992    Director
Dr. John B. Millard(2,3) 58   February 4, 1993 Director and President and
                                               Chief Executive Officer
Donald W. Paterson(1,2)  64   May 16, 1996     Director
Dr. Henry Simon(2,3)     67   July 21, 1992    Director and Chairman
Peter van Cuylenburg     49   March 15, 1996   Director
Paul G. Vien(1,4)        62   July 21, 1992    Director
Jonathan I. Wener(1,2)   46   July 21, 1992    Director

-----------------------

(1)  Member of the Audit Committee
(2)  Member of the Compensation and Human Resources Development Committee
(3)  Member of the Nominating Committee
(4)  Mr. Vien is not standing for re-election.

Mr. Craig has been President and Chief Executive Officer of Global Knowledge Network, a worldwide provider of technology learning services, since February 1996. From October 1993 to January 1996, he was Vice President, World Wide Sales Operations of Digital Equipment Corporation and from June 1992 to June 1993, he was Senior Vice President, International for Oracle Corporation.
From May 1990 to February 1992, he was Chief Executive Officer of C3 Inc. Mr. Craig is also a director of Bell Industries.

Mr. Lacroix is, and has been since 1981, a partner with McCarthy Tetrault (law firm) who practices in the areas of securities, commercial and corporate law. He is also a director of Michelin Canada Inc., Adventure Electronics Inc., Donohue Inc., ITS Investments Limited Partnership, Schroder Venture Managers (Canada) Limited and Schroder Investment Canada Limited, and is the chairman of the securities advisory committee to the Quebec Securities Commission.

Dr. Millard was appointed President and Chief Executive Officer of the Corporation on January 11, 1993. Formerly, Dr. Millard served as Senior Vice President of Nippon Electric Company America from October 1990 to November 1992. From 1987 to 1990, Dr. Millard was President of Millard Consulting. He is also a director of Positron Fiber Systems Corporation.

Mr. Paterson has been President of Cavandale Corporation, a strategic advisor, since September, 1988. Mr. Paterson is also Chairman of NewGrowth Corporation and Utility Corporation and a director of Atlantis Communications Inc., Telepanel Systems Inc. and Imutec Corporation.

Dr. Simon is Chairman, Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. From 1994 to 1996, he was CEO of Schroder Ventures Life Sciences Advisers and, from 1987 to 1996, a partner of Schroder Venture Advisers responsible for a venture capital group in London, United Kingdom. He is chairman of Anagen plc and Shire Pharmaceuticals plc as well as a director of Chiroscience plc, Laservision Centers Inc. and Micromass UK Ltd. Dr. Simon has been Chairman of the Corporation's Board of Directors since July 21, 1994.

Mr. van Cuylenburg has been President, Specialty Storage Products Group, Quantum Corporation since September 1996. From January, 1996 to August 1996 he was an independent consultant to Xerox Corporation. From July 1993 to December 1995, he was Executive Vice President of Xerox Corporation and from April 1992 to May 1993, he was President of Next Computer. From April 1990 to April 1992, Mr. van Cuylenburg served as a director of Cable & Wireless plc, in London, England. Mr. van Cuylenburg is also a director of Dynatech Corporation.

Mr. Vien has been President and Chief Operating Officer of St. James Financial Corporation Inc., an investment company, since 1990. From 1979 to 1990, he was Chairman and Chief Executive Officer of Pathonic Network Inc., a communications company. Mr. Vien is currently President and Director of Pathonic Inc. He is also a Director of Somiper (1991) Inc., Commercial Union Holdings Ltd., Commercial Union Assurance Company of Canada, Commercial Union Life Assurance Company of Canada, Telecite Inc. and Univers Info Inc.

Mr. Wener has been Chairman, Chief Executive Officer and principal shareholder of Canderel Holdings Ltd., a real estate investment company, since 1983. Mr. Wener is a founding member of the Urban Development Institute of Quebec. Mr. Wener is also a Director of M-Corp Inc. and the Montreal Board of Trade.

There are no family relationships among directors, nominees for director or executive officers of the Corporation. Under the terms of the Corporation's By-Laws and the Canada Business Corporations Act, a majority of the directors must be resident Canadians.

Statement of Corporate Governance Practices

General

In February 1995, The Toronto Stock Exchange Committee on Corporate Governance in Canada issued its final report containing a series of guidelines for effective corporate governance (the "Governance Guidelines"). The Governance Guidelines, which are not mandatory, deal with the constitution of boards of directors and board committees, their functions, the effectiveness and education of board members, their independence from management and other means of ensuring sound corporate governance. The Toronto Stock Exchange has, in accordance with the recommendations contained in such report, adopted as a listing requirement that disclosure be made by each listed company of its corporate governance system with reference to the Governance Guidelines. In July 1995, The Montreal Exchange also adopted such listing requirement and issued guidelines similar to the Governance Guidelines.

The Board of Directors of the Corporation has always endorsed the concept, principles and practices of sound corporate governance and believes that the Corporation is in substantial compliance with the Governance Guidelines.

The following is a summary of the particulars of the system of corporate governance of the Corporation.

Mandate of the Board

The mandate of the Board of Directors is to supervise the management of the business and affairs of the Corporation with a view to evaluate, on an ongoing basis, whether the Corporation's resources are being managed in a manner consistent with enhancing shareholder value, ethical considerations and corporate social responsibility. In order to better fulfill its mandate, the Board of Directors has formally acknowledged its responsibility for, among other matters, (i) reviewing and approving, at the beginning of each fiscal year, the business plan, capital budget and financial goals of the Corporation as well as longer term strategic plans prepared and elaborated by management and, throughout the year, monitoring the achievement of the objectives set;
(ii) ensuring that it is properly informed, on a timely basis, of all important issues (including environmental, cash management and business development issues) and developments involving the Corporation and its business environment; (iii) identifying, with management, the principal risks of the Corporation's business and the systems put in place to manage these risks as well as monitoring, on a regular basis, the adequacy of such systems;
(iv) ensuring proper succession planning, including appointing, training and monitoring senior executives; (v) assessing performance of senior executives;
(vi) ensuring proper communication with shareholders, customers and governments; and (vii) monitoring the efficiency of internal control and management information systems, and has taken, when necessary, specific measures in respect of such matters.

Composition of the Board and of its Committees

The Governance Guidelines recommend that a board of directors be constituted of a majority of individuals who qualify as "unrelated directors". The Governance Guidelines define an "unrelated director" as a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director's ability to act with a view to the best interests of the Corporation, other than interests and relationships arising from shareholding.

The Board of Directors, composed of two related directors out of seven board members, complies with such recommendations. Dr. John B. Millard, President and Chief Executive Officer, and Hubert T. Lacroix, partner of the Corporation's principal legal advisors, are considered to be related to the Corporation.

The Governance Guidelines also recommend that a board of directors should examine its size. The Board of Directors believes that the number of seven directors is currently sufficient and appropriate to effectively conduct business. The Board of Directors, as presently constituted, brings together a mix of skills, backgrounds and individual attributes that the Board of Directors considers appropriate to the stewardship of the Corporation.

A further Governance Guideline recommends that the Audit Committee be made up of outside and unrelated directors only. This guideline also states that other board committees should be comprised of outside directors, a majority of which should be unrelated directors. The Corporation currently has three committees, being the Audit Committee, the Compensation and Human Resources Development Committee (the "Compensation Committee") and the Nominating Committee. These committees, as presently constituted, do not comply with the
Governance Guideline recommendations.   However, for the reasons outlined
below, the Board of Directors has decided not to modify the composition of the committees at this time. It is the intention of the Board of Directors to reevaluate from time to time the composition of the various committees.

The three committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assist the Board of Directors in efficiently carrying out its responsibilities. Set out below is a general description of the committees of the Board and their respective mandates.

Audit Committee

The mandate of the Audit Committee is to review (i) the annual and interim financial statements of the Corporation and certain other public disclosure documents required by regulatory authorities, (ii) the nature and scope of the annual audit as proposed by the auditors and management, (iii) with the auditors and management, the adequacy of the internal accounting control procedures and systems within the Corporation, and (iv) with management, the risks inherent to the Corporation's business and risk management programs, including those related to the environment and the health and safety of employees, and make recommendations on a quarterly basis to the Board of Directors with respect thereto.

The Audit Committee is presently composed of four outside directors, three of whom are unrelated: Donald W. Paterson, Paul G. Vien (who is not standing for re-election) and Jonathan I. Wener and one of whom is related: Hubert T. Lacroix. In view of the historical contribution of Mr. Lacroix, the Board of Directors considered that the participation of Mr. Lacroix in the Audit Committee is essential and concluded that he should continue to serve on such committee, on the condition that such committee be always composed of a majority of unrelated directors.

Compensation Committee

The mandate of the Compensation Committee is outlined above under "Report on Executive Compensation". This mandate further includes a review of the compensation of directors to ensure the compensation realistically reflects the responsibilities and risk involved in being an effective director. The Compensation Committee is presently composed of four outside and unrelated directors: Anthony L. Craig, Donald W. Paterson, Dr. Henry Simon and Jonathan
I. Wener and of one inside and related director: Dr. John B. Millard. The Board of Directors considered that the participation of Dr. Millard in the Compensation Committee is essential and concluded that he should continue to serve on such committee, on the condition that such committee be always composed of a majority of unrelated directors. Dr. Millard does not comment on nor approve his own compensation matters.

Nominating Committee

The mandate of the Nominating Committee is to seek out and review potential additional Board of Director candidates as submitted by search consultants retained by the Corporation and to evaluate the structure, responsibility and composition of committees of the Board of Directors and make recommendations to the Board of Directors. The Nominating Committee is presently composed of two outside directors, one of whom is unrelated: Dr. Henry Simon and one of whom is related: Hubert T. Lacroix and of one inside and related director:
Dr. John B. Millard. In view of the historical contribution of Mr. Lacroix, and the contribution to the Corporation of Dr. Millard, the Board of Directors considered that the participation of Mr. Lacroix and Dr. Millard in the Nominating Committee is essential and concluded that they should continue to serve on such committee.

Independence from Management

The Governance Guidelines state that the independence of a board is most simply achieved by appointing a chair who is not a member of management. The Chairman of the Board is separate from management and ensures that the Board can function independently of management.

Other

The Board of Directors considers that orienting and educating new directors is an important element of ensuring responsible corporate governance. By ensuring that Board members are properly informed of the business of the Corporation, the Board considers that it complies with the Governance Guidelines.

A singular position description has been adopted for each non-executive member of the Board of Directors. The Board of Directors also reviews and approves the annual corporate objectives of the Chief Executive Officer.

The Board of Directors has determined to retain general responsibility for dealing with corporate governance issues, while maintaining the flexibility of asking certain committees of the Board to address specific issues as they may arise from time to time. Therefore, a corporate governance committee will not be created at this time.

In certain circumstances, it may be appropriate for an individual director to engage an outside advisor at the expense of the Corporation. The Chairman of the Board will determine if the circumstances warrant the engagement of an outside advisor.

Executive Officers

The names, ages and positions with the Corporation of the executive officers of the Corporation, other than Dr. Millard who is listed in the table of directors, are as follows:

Name                  Age   Positions
--------------------  ---   -----------------------------------------------
Jean-Jacques Carrier  46    Vice President of Finance and
                            Chief Financial Officer
Kirk K.  Mandy        41    Vice President, Business Communications Systems
                            and Semiconductors
Donald G. McIntyre    49    Vice President, Human Resources,
                            General Counsel and Secretary
Shirley J.  Mears     42    Vice President, Treasurer
Geoffrey A. Smith     45    Vice President, Product Development

Mr. Carrier was appointed Vice President of Finance and Chief Financial Officer for the Corporation in September 1993. Prior to that date, he was Senior Vice President, Finance and Chief Financial Officer for Sherritt Inc. from 1991 to 1993, a Canadian public company based in Alberta. From 1976 to 1991, Mr. Carrier held a number of senior positions with Consolidated-Bathurst Inc.

Mr. Mandy was appointed Vice President, Business Communications Systems in January, 1997. Prior to that date, he was Vice President and General Manager, Semiconductor Division from November 1992 to December 1996. Mr. Mandy served as Vice President, Research and Development from February 1991 to November 1992; as Vice President, Product Development from August 1990 to January 1991 and Vice President, Technical Planning from May 1990 to July 1990. Mr. Mandy joined the Corporation in 1984.

Mr. McIntyre has been Vice President, Human Resources, General Counsel and Secretary since January 1991. Mr. McIntyre served as Vice President, General Counsel and Secretary from March 1987 to December 1990. Mr. McIntyre served as a director of the Corporation from July 20, 1993 to May 16, 1996. Mr. McIntyre joined the Corporation in 1987.

Ms. Mears was appointed Vice President, Treasurer in April 1992. Ms. Mears served as Vice President, Corporate Taxation and Canadian Human Resources from April 1991 to March 1992 and Vice President, Corporate Taxation from February 1990 to March 1991. Ms. Mears joined the Corporation in 1983.

Mr. Smith was appointed Vice President, Product Development in December, 1996. Prior to that date, Mr. Smith served as Vice President, CTI Products from December 1994. Mr. Smith served as acting Vice President, PBX Products from March 1994 to November 1994, and Head, Software Platform Development, PBX from June 1993 to February 1994. Mr. Smith was Head of Software Development from June 1992 to May 1993 and Head of Applications from January 1990 to May 1992. Mr. Smith joined the Corporation in 1978.

Item 11.  Executive Compensation

The aggregate compensation paid by the Corporation to its directors, executive officers and two former executive officers for services rendered during Fiscal 1997 was $3,648,246. This amount includes salary, bonuses, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers and two former executive officers.
                                     68

The aggregate amount set aside or accrued by the Corporation and its subsidiaries during the fiscal year ended March 28, 1997 for the provision of pension, retirement and similar benefits to the directors, executive officers and two former executive officers of the Corporation as a group was $299,277, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $29,508 for the above executive officers.

Summary Compensation Table

The following table details compensation information for the three fiscal years ended March 28, 1997, March 29, 1996, and March 31, 1995 for the Chief Executive Officer ("CEO") and the four other most highly compensated executive officers of the Corporation (collectively, the "Named Executive Officers"), and two former Named Executive Officers.

                              Annual Compensation
                                                         Long-Term
                                                         Compensation
                                                         Awards
                                     Bonus     Other     Securities
Name and                             (Annual   Annual    Under       All Other
Principal             Fiscal         Incentive Compen-   Options     Compen-
Position              Year  Salary   Awards)   sation(1) Granted     sation(2)
                            ($)      ($)       ($)       (#)         ($)
--------------------  ----- -------  -------   -------   -------     -------
Dr. John B. Millard   1997  508,136  125,000   --        100,000      82,867
President and Chief   1996  479,466  250,000   --        100,000      74,629
Executive Officer     1995  436,173  275,000   --        100,000      23,124

Kirk K. Mandy         1997  238,836  150,000   --         55,000      40,224
Vice President,
Business              1996  189,378  135,000   --         20,000     102,682
Communications        1995  172,880  100,000   --         20,000      54,062
Systems and Semiconductors

Jean-Jacques Carrier  1997  248,019   57,500   --         30,000      39,690
Vice President of     1996  236,220  115,000   --         30,000      37,789
Finance and Chief
Financial Officer     1995  215,323  100,000   --         20,000      15,300

Donald G. McIntyre    1997  190,944   37,500   --         25,000     113,691
Vice President, Human 1996  181,776   75,000   --         25,000      52,522
Resources, General    1995  160,019   68,000   --         20,000      60,506
Counsel and Secretary

Geoffrey A. Smith     1997  181,098   45,000   --         35,000      28,733
Vice President,       1996  142,673   33,330   --         15,000      39,306
Product Development   1995  122,139   17,623   --          7,000       5,164

Dr. A.R. Ian Munns(3) 1997  260,854       --   --         35,000      42,605
Senior Vice           1996  250,108   75,000   --         35,000      40,390
President, Marketing
& Technology          1995  226,767  100,000   --         25,000      16,144

Gregory  M. E.
Spierkel(4)           1997  224,344   22,500   --         40,000      21,471
Vice President,
Sales and Service,    1996  256,215   49,207   --         20,000       4,089
North America         1995  227,975  103,598   --         20,000          --

(1) Perquisites and Personal Benefits did not exceed the lesser of $50,000 and 10% of the salary and bonus for each of these Named Executive Officers.
(2) "All Other Compensation" includes contributions made and accrued by the Corporation to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $28,511 for the Named Executive Officers. It also includes amounts for the exercise of stock options.
(3) Dr. Munns ceased to be a Named Executive Officer as of December 4, 1996. Dr. Munns will receive salary continuance for up to twelve (12) months from the date of termination, as provided under the Termination Policy for Vice Presidents.
(4) Mr. Spierkel ceased to be a Named Executive Officer as of March 26, 1997. Mr. Spierkel will receive salary continuance for up to twelve (12) months from the date of termination, as provided under the Termination Policy for Vice Presidents.

Stock Option Grants and Exercises

The Corporation's 1991 Stock Option Plan for Key Employees and Non-Employee Directors (the "Option Plan") is administered by the Compensation Committee. The Option Plan provides for the granting of options to purchase common shares of the Corporation to key employees and non-employee directors of the Corporation and its subsidiaries, as determined from time to time by the Compensation Committee.

All options granted under the Option Plan are non-transferable and must be exercised within ten years of the date of grant. Under the terms of the Option Plan, up to 25% of the common shares in respect of each option may be purchased after one year from the date of grant, up to 50% after two years from the date of grant, up to 75% after three years from the date of grant and up to 100% after four years from the date of grant.

The purchase price at which common shares may be purchased under the option grants is determined by the average of the market price (as defined in the Option Plan) of the common shares on The Toronto Stock Exchange for the five trading day period immediately preceding the date of grant.

The terms of the Option Plan provide that, in the event of the death of an option holder, the exercise period of any options unexercised at the date of death would be accelerated so that the option holder's legal personal representative would be permitted to purchase and take delivery of all common shares under option and not purchased or delivered at the date of death, during the 180-day period following such option holder's death.

The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 30 days following the date the employee's employment is terminated; provided, however, that the Board of Directors of the Corporation may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated. In the event the employee's employment has been terminated for cause, the employee's options may be exercised only during the next business day following the date of personal delivery to the employee of a written notice from the Corporation confirming such termination.

The Option Plan further provides that, in the event of a change of control (whether in fact or in law) of the Corporation which results in a non-employee director being replaced, the vesting period shall be waived with respect to the options then held by such non-employee director in order to permit the full exercise of all outstanding options then held by such person. In the event that the non-employee director ceases to act as a director of the Corporation, all options held by such director, which are then exercisable, may be exercised within 180 days following the announcement of the quarterly results next following the date of resignation of such person (but in no event after the date which is ten years following the date of grant of such option). The Option Plan also provides that the Compensation Committee may determine that any option granted under the Option Plan shall include provisions which accelerate the date on which an option shall become exercisable upon the happening of such events as the Compensation Committee may determine and as permitted in the Option Plan.

Under the terms of the Option Plan, the maximum number of common shares as to which options may be granted is 5,800,000 (representing approximately 5.4% of the common shares currently outstanding as of May 30, 1997). As of May 30, 1997, the closing price of the common shares of the Corporation on The Toronto Stock Exchange was $7.80 and therefore the total market value as of such date of the 4,227,038 shares (excluding 1,471,062 common shares as to which options have been previously exercised) which are or may be subject to options pursuant to the Option Plan was $32,970,896.40.

During Fiscal 1997, the Corporation granted options to purchase up to 713,500 common shares to 82 employees and six non-employee directors of the Corporation at an average exercise price of $9.23 per share, of which options for 330,000 common shares were granted to six executive officers and two former executive officers at an average exercise price of $9.16 per share. During Fiscal 1997, one executive officer of the Corporation exercised options to purchase 10,000 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $81,550 as of such date.

As at May 30, 1997, there were outstanding under the Option Plan options for an aggregate of 4,227,038 common shares at prices ranging from $1.10 to $9.48 per share and expiring at various dates through 2007. Of such options, options for an aggregate total of 1,656,000 common shares were held by six executive officers, one of whom is a director of the Corporation, and two former executive officers of the Corporation.

Stock Option Grants in Last Fiscal Year

The following table sets forth the details regarding options granted to the Named Executive Officers and two former Named Executive Officers under the Option Plan during Fiscal 1997.

                      Option Grants During Fiscal 1997

                                                       Market
                                                       Value of
                                                       Securities
                                                       Underlying
                                                       Options/
                                % of Total  Exercise   SARS
                     Securities Options     or         on the
                     Under      Granted to  Base       Date of
                     Options    Employees   Price      Grant
                     Granted    in Fiscal   ($/        ($/       Expiration
Name                 (#)        1997        Security)  Security) Date
-------------------  ---------- ----------  ---------  --------- -------------
Dr. John B. Millard  100,000    17%         9.32       9.20       May 16, 2006

Kirk K. Mandy         35,000     6%         9.32       9.20       May 16, 2006
                      20,000     3%         8.46       8.40      July 24, 2006

Jean-Jacques Carrier  30,000     5%         9.32       9.20       May 16, 2006

Donald G. McIntyre    25,000     4%         9.32       9.20       May 16, 2006
Geoffrey A. Smith     15,000     3%         9.32       9.20       May 16, 2006
                      20,000     3%         8.46       8.40      July 24, 2006

Dr. A. R. Ian Munns   35,000     6%         9.32       9.20       May 16, 2006

Gregory M.E. Spierkel 20,000     3%         9.32       9.20       May 16, 2006
                      20,000     3%         8.46       8.40      July 24, 2006


Year-End Option Values Table

The following table sets forth information at March 28, 1997, respecting exercisable and non-exercisable options held by the Named Executive Officers and two former Named Executive Officers. The table also includes the value of "in-the-money" options which represents the spread between the exercise price of the existing stock options and the market price of the common shares of the Corporation on The Toronto Stock Exchange on March 28, 1997, of $6.90.

                       Aggregate Options Exercised
           During Fiscal 1997 and Fiscal Year-End Option Values

                                                               Value of
                                                               Unexercised
                                            Unexercised        In-the-Money
                    Securities  Aggregate   Options at         Options
                    Acquired    Value       March 28,          at March 28,
Name                On Exercise Realized    1997               1997
                    (#)         ($)         (#)                ($)
------------------- ----------- -------- ----------------  ------------------
                                         Exer-    Unexer-  Exer-      Unexer-
                                         cisable  cisable  cisable    cisable
                                         -------  -------  -------    -------
Dr. John B. Millard     --          --   497,500  232,500  2,103,063  82,688
Kirk K. Mandy           --          --    26,250   83,750     19,281  19,094
Jean-Jacques Carrier    --          --    55,000   75,000     19,000  19,000
Donald G. McIntyre  10,000      81,550    25,250   56,750     19,225  19,075
Geoffrey A. Smith       --          --    20,525   51,000     61,989   6,681
Dr. A. R. Ian Munns     --          --    85,000   95,000    238,231  95,244
Gregory M.E. Spierkel   --          --    63,500   67,500    256,988  19,063

Compensation of the President and Chief Executive Officer

On December 16, 1992, the Corporation entered into an employment agreement with Dr. John B. Millard providing for his employment as President and Chief Executive Officer commencing January 1993. Pursuant to the agreement, as amended, Dr. Millard is entitled to receive an annual base salary in the amount of $515,000, subject to annual adjustment, plus an annual discretionary bonus as determined by the Board of Directors in addition to customary benefits and an option to purchase 400,000 common shares of the Corporation at a price of $1.85 per common share under the Option Plan, pursuant to which 400,000 common shares may currently be acquired on exercise of such option. The agreement provided for an initial term of two years commencing January 11, 1993, subject to automatic renewal for consecutive one-year terms unless the Corporation or Dr. Millard gives notice in writing that the agreement will not be renewed at least ninety days prior to the end of the then current term. Pursuant to Dr. Millard's employment agreement, he will be entitled to twelve months base salary in the event of termination of his employment for reasons other than resignation, death, legal cause or change of control.

Dr. Millard's compensation was approved by the Compensation Committee and the Board of Directors after reviewing market data of the comparator group provided by an independent consultant and taking into account Dr. Millard's extensive knowledge and experience in the telecommunications industry, his leadership ability and sound business acumen.

The base salary and long-term incentive components of Dr. Millard's compensation are determined in accordance with the policies applicable to all executive officers of the Corporation. Dr. Millard's current base salary is $515,000.
                                     74

Dr. Millard's annual discretionary bonus is determined at each fiscal year end, based on the Compensation Committee's assessment of Dr. Millard's performance, particularly in improving the Corporation's profitability and financial condition. For Fiscal 1997, Dr. Millard earned a bonus of $125,000 based on the Corporation's profitability.

Executive Compensation Agreements

The Corporation has entered into Compensation Agreements with seven senior executives (the "Executives"), including the Named Executive Officers, to provide for certain entitlements only in the event of a Take-Over Bid (as defined) for the Corporation or the termination of employment of the Executive(s) resulting from a Change of Control (as defined) of the Corporation.

The agreements generally provide as follows:

 (a) in the event of a Take-Over Bid for the Corporation, all unvested stock options held by the Executive(s) would immediately vest and become exercisable. In the event a Take-Over Bid is not completed, there are provisions to restore the Corporation and the Executive(s), as nearly as possible, to what would have been the situation had the Take-Over Bid not occurred; and

 (b) in the event of a termination by the Corporation of the Executive's employment, other than for Just Cause (as defined), within twenty-four months following a Change of Control of the Corporation, the Executive would receive as compensation: (i) for four Named Executive Officers - two times the Executive's annual base salary; one year's bonus calculated as the one year average of the Executive's bonuses for the previous three fiscal years; the value of eighteen months of Benefits (as defined), and the immediate vesting of all unvested stock options then held by the Executive, and (ii) for one Named Executive Officer and two other Executives - one time the Executive's annual base salary; one-half of a year's bonus calculated as one-half of the one year average of the Executive's bonuses for the previous three fiscal years; the value of twelve months of Benefits and the immediate vesting of all unvested stock options then held by the Executive.

These agreements were developed under the direction of the Compensation Committee in consultation with outside compensation and independent legal advisers in order to reflect current North American competitive market practices.

Compensation of Non-Employee Directors

During the fiscal year ended March 28, 1997, each director who was not a salaried officer of the Corporation or its subsidiaries received an annual stipend of $10,000 and a director's fee of $1,000 for attendance at each meeting of the Board of Directors or any Committee thereof, and $1,000 for each day spent on the affairs of the Corporation when not in attendance at a meeting of the Board of Directors, and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $5,000. The Corporation also pays the Chairman of the Board of Directors, when such person is not an employee of the Corporation, an annual stipend of $100,000 (inclusive of Board and Committee meeting fees) and a per diem of $2,500 for attendance on Corporation business to an annual maximum of $50,000.
                                     75

The following table summarizes the aggregate unexercised options held by non-employee directors at May 30, 1997.

Option Information For Non-Employee Directors

Date of Grant                     Unexercised Options at May 30, 1997
                                  Exercisable / Unexercisable
----------------                  -----------------------------------
January 26, 1993                  162,500  /      --
May 12, 1994                       60,000  /  24,000
May 17, 1995                       40,000  /  40,000
March 15, 1996                      5,000  /  15,000
May 16, 1996                       30,000  /  90,000
May 22, 1997                           --  / 120,000

Annual Incentive Compensation Arrangements

The Corporation's bonus plans, referred to as Executive, Senior Management and Group and Individual Bonus Plans, remain in effect for Fiscal 1998. These plans are intended to incent both individuals, and groups/teams in the achievement of current year Corporate and Group/Business Unit operating income targets and for individual results in support of strategic plans and financial performance objectives. Corporate and Group/Business Unit operating income targets are set by the Board of Directors at the commencement of the fiscal year. If the Corporate operating income target is not met, the Corporate component of the bonus is not achieved. Group/Business Unit components are only awarded if the Corporate operating income is at least 75% of target and if the applicable Group/Business Unit target is met. Individual target awards and the weighing of Corporate and Group/Business Unit components of the Plans are dependent on the individual's ability to influence results.

Directors' and Officers' Liability Insurance

As at May 30, 1997, the Corporation had in force Directors' and Officers' Liability Insurance policies in the amount of U.S. $25,000,000 for the benefit of the directors and officers of the Corporation and its subsidiaries. The total amount of the premiums paid by the Corporation for the policies in effect for the fiscal year ended March 28, 1997 was Cdn. $207,563. No portion of these premiums was paid by the directors and officers of the Corporation. The policies provide for no deductible for any loss in connection with claims against a director or officer and deductibles of U.S. $500,000 for claims relating to violations of United States securities laws and U.S. $250,000 for other claims resulting in a loss for the Corporation.

Indebtedness of Officers, Directors and Employees

As at May 30, 1997, no officer, director or employee, or former officer, director or employee of the Corporation was indebted to the Corporation in connection with the purchase of securities of the Corporation.

As at May 30, 1997, the aggregate amount of outstanding indebtedness to the Corporation incurred, other than in connection with the purchase of securities of the Corporation, and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Corporation amounted to $188,343.
                                     76

Performance Graph

The following graph compares the cumulative total shareholder return on $100 invested in common shares of the Corporation with the cumulative total return of The Toronto Stock Exchange 300 Stock Index for the five most recently completed fiscal years, assuming reinvestment of all dividends.

                   Mitel Corp.    TSE 300
                   ----------     -------
March 27, 1992     $ 100          $ 100
March 26, 1993       185            109
March 25, 1994       450            140
March 31, 1995       442            137
March 29, 1996       580            161
March 28, 1997       460            197

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as at May 30, 1997 with respect to:
(1) all shareholders known by the Corporation to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, by each of the Named Executive Officers and by all executive officers and directors as a group.

                                 Class of  Amount               Percent of
Name and Address                 Shares    Beneficially Owned   Class(1)
-------------------------------- --------  ------------------   ----------
Knight Bain Seath & Holbrook
   Capital Management Inc.
   1 Toronto Street, Suite 708
   Toronto, Ontario M5C 2V6      common    6,187,050            5.8
*T.A.L. Investment Counsel Ltd.
   1000 de la Gauchetiere Street
   West, Suite 3100
   Montreal, Quebec, H3B 4W5     common    5,365,075            5.0
**Jean-Jacques Carrier           common      105,000(2)          (8)
Anthony L. Craig
  27421 Country Club Drive
  Bonita Bay, Bonita Springs
  Florida, U.S.A.  33293         common        5,000(2,3)
Hubert T. Lacroix
  1170 Peel Street
  Montreal, Quebec H3B 4S8       common       91,000(2,3)        (8)
**Kirk K. Mandy                  common       50,000(2)          (8)
**Donald G. McIntyre             common       53,250(2)          (8)
**Shirley Mears                  common       30,975(2)          (8)
**Dr. John B.  Millard           common      681,300(2,4)        (8)
Donald W. Paterson
  67 Yonge Street
  Toronto, Ontario M5E 1J8       common        6,000(2,3)        (8)
Dr. Henry Simon
  1 Telegraph Hill
  London, England NW3 7NU        common      133,500(2,3)        (8)
**Geoffrey A. Smith              common       34,775(2)          (8)
Peter van Cuylenburg
  500 McCarthy Blvd.
  Milpita, CA 95035              common        5,000(2,3)        (8)
Paul G. Vien
  1800 McGill Ave., Suite 3010
  Montreal, Quebec H3A 3J6       common      118,000(5)          (8)
Jonathan I. Wener
  2000 Peel Street, Suite 900
  Montreal, Quebec H3A 2W5       common      171,630(2,3,6)      (8)
13 directors and executive
  officers as a group   ........ common    1,485,430(2,3,6,7)    (8)
                                 R&D Preferred

*  As reported on Schedule 13G, dated February 13, 1997.

** These officers are located c/o Mitel Corporation, 350 Legget Drive, Kanata, Ontario, Canada K2K 1X3

The persons named hold the sole investment and voting power except as set forth below:
(1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.
(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Carrier - 75,000; Mr. Craig - 5,000; Mr. Lacroix - 83,000; Mr. Mandy - 50,000; Mr. McIntyre - 42,750; Ms. Mears - 30,975; Dr.
Millard - 560,000; Mr. Paterson - 5,000; Dr. Simon - 33,500; Mr. Smith - 34,775; Mr. van Cuylenburg - 5,000; Mr. Vien - 83,000, and Mr. Wener - 83,000.
(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Craig - 35,000; Mr. Lacroix - 51,000; Mr. Paterson - 35,000; Dr. Simon - 51,000; Mr. van Cuylenburg - 35,000, and Mr. Wener - 51,000.
(4) Dr. Millard's holdings exclude (i) 59,000 common shares held of record by his wife, as to which he disclaims beneficial ownership and (ii) 5,500 common shares held by trusts created for the benefit of his grandchildren as to which he posseses shared voting and investment power as a trustee.
(5) The holdings of Mr. Vien are held by Pathonic Inc.   Mr. Vien is an equity
shareholder and also holds the majority of votes in Pathonic Inc.
(6) The holdings of Mr. Wener are held by and registered in the name of MOI-
MEME Holdings Inc.   Mr. Wener is the sole shareholder of MOI-MEME Holdings
Inc.
(7) The holdings of one executive officer exclude 400 common shares held of record by his children, as to which he disclaims beneficial ownership.
(8) Represents less than 1% of the issued and outstanding shares.

Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

Item 13.  Certain Relationships and Related Transactions

During the fiscal year ended March 28, 1997, the Corporation retained the law firm McCarthy Tetrault, of which Hubert T. Lacroix, a member of the Board of Directors, is a partner.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) The following financial statements and supplementary data are filed as part of this report under Item 8:

1.  Consolidated Financial Statements.

                                                            Page Number
                                                            (within the 10-K)
                                                            -----------------
Auditor's Report to the Shareholders                        37

Consolidated Balance Sheets at March 28, 1997,
 March 29, 1996  and March 31, 1995                         38

Consolidated Statements of Income and
 Retained Earnings for the fiscal years ended
 March 28, 1997, March 29, 1996 and March 31, 1995          39

Consolidated Statements of Cash Flows
 for the fiscal years ended March 28, 1997,
 March 29, 1996, March 31, 1995                             40


Notes to the Consolidated Financial Statements              41

2. Financial Statement Schedules. The Schedules supporting the consolidated financial statements which are filed as part of this report are as follows:
       Schedule II  -  Valuation and qualifying accounts
Note: Schedules other than that listed above are omitted as not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

3.  Exhibits

Exhibit
Number   Description
3.1      Articles of Continuance of the Corporation and Amendments thereto
         (incorporated by reference to Exhibit 3.1 to Registration Statement
         No.2-88432 on Form S-1)
3.2      Certificate and Articles of Amendment of Mitel Corporation dated
         May 16, 1984 (incorporated by reference to Exhibit 3.2 to Form l0-K for the year ended February 24, l984)
3.3      Certificates and Articles of Amendment of Mitel Corporation dated
         June 27, l984, September 7, 1984 and October 9, l984 (incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended February 22,
         1985)
3.4      Certificate and Articles of Amendment of Mitel Corporation dated May
         23, 1986 (incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended March 28, 1986)
3.5      Certificate and Articles of Amendment of Mitel Corporation dated May
         27, 1987 (incorporated by reference to Exhibit 3.5 to Form 10-K for the year ended March 25, 1988)
3.6      Certificate and Articles of Amendment of Mitel Corporation dated
         January 21, 1988 (incorporated by reference to Exhibit 3.6 to Form
         10-K for the year ended March 25, 1988)
3.7      By-Laws of the Corporation (incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended March 29, 1996).
3.8      Certificate and Articles of Amendment of Mitel Corporation dated
         August 24, 1995 (incorporated by reference to Exhibit 3.8
         to Form 10-K for the year ended March 29, 1996).
4.1      Proof of Share Certificate for $2.00 Cumulative Redeemable
         Convertible Preferred Shares, 1983 R & D Series (incorporated by reference to Exhibit 4.5 to Registration Statement 2-88432 on Form
         S-1)
4.2      Form of Indemnity Agreement entered into between the Corporation and
         Montreal Trust Company, as Trustee, with respect to the $2.00
         Cumulative Redeemable Convertible Preferred Shares, 1983 R & D Series
         (incorporated by reference to Exhibit 4.6 to Registration Statement
         No. 2-88432 on Form S-1)
4.3      Proof of Share Certificate for Common Shares of the Corporation
         (incorporated by reference to Exhibit 4.3 to Form 10-K for the year ended March 26, 1993)
11       Computation of Earnings Per Share
21       Subsidiaries of the Corporation
23       Consent of Ernst & Young
24       Power of Attorney (included on the signature page to this Form 10-K)
27       Financial Data Schedule.

(b) Reports on Form 8-K. No Reports on Form 8-K were filed by the Corporation in the fourth quarter of the fiscal year ended March 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MITEL CORPORATION

                                           JOHN B. MILLARD
                                           (John B. Millard)
                                           President and
Dated:  May 30, 1997                       Chief Executive Officer

                             Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jean-Jacques Carrier and Donald G. McIntyre, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title                                  Date
---------------------  -------------------------------------  ------------
 HENRY SIMON
(Henry Simon)          Chairman of the Board                  May 30, 1997
 JOHN B. MILLARD
(John B.  Millard)     President and Chief Executive Officer  May 30, 1997
 ANTHONY L. CRAIG
(Anthony L. Craig)     Director                               May 30, 1997
 HUBERT T. LACROIX
(Hubert T. Lacroix)    Director                               May 30, 1997
 DONALD W. PATERSON
(Donald W. Paterson)   Director                               May 30, 1997
 PETER VAN CUYLENBURG
(Peter van Cuylenburg) Director                               May 30, 1997
 PAUL G. VIEN
(Paul G. Vien)         Director                               May 30, 1997
 JONATHAN I. WENER
(Jonathan I. Wener)    Director                               May 30, 1997
 JEAN-JACQUES CARRIER
(Jean-Jacques Carrier) Vice President of Finance
                       and Chief Financial Officer            May 30, 1997

                            MITEL CORPORATION
                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS
                            March 28, 1997
                    (in millions of Canadian dollars)

                       -------Additions---------

             Balance
             Beginning Charged    Charged to                  Balance, End
Description  of Period to Expense Other Accounts  Deductions  of Period
-----------  --------- ---------- --------------  ----------  ------------
Allowance for
doubtful accounts:

Fiscal 1997  $  5.9    $  5.8     $  -            $ (1.9)     $  9.8

Fiscal 1996     7.3       1.2        -              (2.6)        5.9

Fiscal 1995     7.2       0.9        -              (0.8)        7.3


                                     ANNEX "A"
                                 GLOSSARY OF TERMS

Application Programming Interface (API): a software interface between a computer program that an individual uses and the interface to network services or program-to-program communications.

Application Gateway: part of Mitel's distributed architecture, this apparatus connects the telephone system with a LAN to permit computers and telephones to function together.

Application Specific Integrated Circuit (ASIC): A chip designed for use on a particular circuit board or for a very narrow range of use. The digital signal processor chip on a modem is an ASIC.

Asynchronous Transfer Mode (ATM): a mode of digital communications in which messages and content data are sent in packets rather than continuous streams from source to destination (rather like individual letters through a Post Office). The portent for the future is to carry all forms of communication on a single transport protocol.

Automatic Call Distribution (ACD): a telephone exchange system that optimizes distribution of incoming calls to a service group to increase the efficiency of the system and the service resources (agents).

Call Center: groups of people, telephones, and computers organized to permit service agents to efficiently answer calls from, or direct calls to, large
numbers of people.   Call centers are often identified by a 1-800 number and
make use of ACD technology.

Centrex: a telephone company service designed to provide PBX-like features to subscribers.

Client/Server: a distributed computing architecture whereby the client is an application user on a LAN, and the server provides access to common applications and group services for database and file sharing.

Duplex Device:  A device that contains both a LED and a PIN Diode
Photodetector in the same package. The LED emits light in a specific wavelength range while the PIN detects in a different wavelength range, thus providing the capability to transmit light in both directions.

Fiber Optic Transmission: involves the conversion of electrical signals to light waves, thereby providing vastly increased capacity compared with copper wire, i.e., one glass fiber can replace over 10,000 telephone wires. This is the technology used to interconnect the modules of Mitel's LIGHT PBX systems.

E1: a 2.048 Mpb/s digital transmission link, the digital transmission standard used in Japan and Europe.

Gallium Arsenide:   A compound semiconductor material made of Gallium and
Arsenic.

Gigabit Ethernet: Transmission protocol over a LAN that operates at speed of gigabit (10 billion bits) per second.

Indium Phosphide:  A compound semiconductor material made of Indium and
Phosphorus.
                                     84

Integrated Services Digital Network (ISDN): an infrastructure designed to deliver digital service from local or long distance telephone companies so that computers can be plugged into public networks as easily as are telephones today.

LAN: Local Area Network that connects computers together within an office complex. When such connections are distributed over a city or even larger jurisdiction, the LAN becomes a WAN, or Wide Area Network.

Light Emiting Diode (LED): An active semiconductor device that emits light in a specific wavelength range in response to an electrical signal applied to it.

Middleware: Middleware is an intermediate software application layer that links an end user application to the call control software layer.

PIN Diode Photodetector: An active semiconductor device that detects light in a specific wavelength range and transforms the detected optical signal into an electrical signal.

Private Branch Exchange (PBX): a "branch" of the telephone company's central office exchange, usually located on the customer's premises, to provide connections between the extension telephones within a business as well as connections to public and private networks outside the business.

SX-200 LIGHT, SX-2000 LIGHT, the LIGHTS, LIGHT series: all refer to the modular, fiber-optic related PBX switching systems in Mitel's product portfolio.

T1: a 1.544 Mbp/s digital transmission link, the North American standard for digital transmission.

TAPI: a Windows Telephony Applications Programming Interface designed by Microsoft and Intel to stimulate third-party development of telephony applications that run on Windows-based PCs.

TSAPI: Telephony Service Application Programming Interface that allows telephony applications to be designed to interwork with Novell clients and servers.

Universal Serial Bus (USB): a new open standard designed to provide low cost "plug and play" interface between PCs and peripherals. USB brings higher speed PC-to-peripheral communications, allows for hot attach/detach of peripherals and provides for the connection of multiple devices to a single port.

                                                                  Page 1 of 5
                                   ANNEX B
                       BUSINESS COMMUNICATIONS SYSTEMS
                              PRODUCT INFORMATION

A)  PBX PORTFOLIO
Mitel's current family of digital PBX products include the SX-2000 LIGHT, the SX-2000 MICRO LIGHT, the SX-200 LIGHT, and the SX-50 systems. The following sets forth information concerning the functionality and target users of these PBX products and certain of their predecessors.

1.  SX-2000 LIGHT
The SX-2000 LIGHT incorporates state-of-the-art, fiber distributed PBX architecture. It handles up to several thousand lines when networked. With fiber distributed workgroup nodes, ISDN and significant networking capabilities, the SX-2000 LIGHT addresses voice and data requirements for organizations with sophisticated communications needs. Not only does it support a wide range of peripherals, from single-line telephones to computers, but it also easily integrates into a LAN (local area network) or PBX network. The SX-2000 LIGHT is also ideal for maintaining flexibility for telecommunications requirements such as wireless communications and video.

2.  SX-2000 MICRO LIGHT
Mitel's SX-2000 MICRO LIGHT is a powerful and cost-effective extension to the SX-2000 family. It brings the functionality and benefits of an SX-2000 PBX network to other locations with smaller line size requirements. With an SX-2000 MICRO LIGHT network node, smaller sites can enjoy transparent networking with the main site's PBX network. In addition, employees at the smaller site have access to the same network features as their colleagues at the head office.

3.  SX-2000
The SX-2000 product family is composed of five variants - the SX-2000 SG system (up to 3,500 lines), the SX-2000 S system (up to 1,000 lines), the SX-2000 VS system (up to 150 lines), the SX-2000 LIGHT system (up to 1,500 lines) and the SX-2000 MICRO LIGHT (up to 600 lines). Although the system (cabinetry) may be different sizes, the peripheral cards are the same for the family; the larger the system (i.e. number of lines) the larger the physical size of the cabinetry to accommodate a greater number of cards.

The SX2KSR is a marine ruggedized version of Mitel's commercial SX-2000 S PBX developed specifically for installation in the harsh environment found on board Navy combatant ships. Mitel also provides ruggedized versions of the SX-2000 LIGHT (SX2KLR), the SX-200 LIGHT (SX200DLR) and the SX-50.

The SX-2000 SG, SX-2000 S and SX-2000 VS systems support the SUPERSET 3 and SUPERSET 4 feature telephones. All SX-2000 systems support the SUPERSET 3 DN, SUPERSET 4 DN, SUPERSET 401, SUPERSET 410, SUPERSET 420 and SUPERSET 430 digital telephones, the SUPERSET 7, SUPERCONSOLE 1000 and SUPERSET 7000 attendant consoles, the Dataset 1100 series, Dataset 2100 series, Dataset 2200 series, Dataset 4100 series and the MILINK Data Module digital data transmission devices.

4.  SX-200 LIGHT
The SX-200 LIGHT system is a fiber-distributed advanced PBX, designed for businesses with up to 500 telephones and ideally suited for locations with multiple floors in a single building or multiple buildings on a single property such as campus type environments. These systems address the needs of customers with expanding telecommunications requirements, or who need to integrate PCs and LANs into their communications environment. The SX-200 LIGHT offers businesses the power and flexibility of fiber distribution, with the interface closer to the user. It can handle departmental and workgroup applications and offers enterprises a sound, adaptable platform for the future.

5.  SX-200
The SX-200 DIGITAL PBX, successor to Mitel's first microprocessor controlled PBX, the SX-200 analog product, is a fully-featured digital configuration providing integrated voice/data capability. The SX-200 DIGITAL PBX serves the 100 to 500 line market and permits upgrading from an analog SX-200 PBX to a digital configuration. The SX-200 DIGITAL PBX provides integrated voice and data over a single twisted pair of wires and supports both the SUPERSET 3 DN and SUPERSET 4 DN digital telephones, the Dataset 1100 series, the Dataset 2100 series, and the VX Series of Voice Processors. The system also supports a comprehensive automatic call distribution package which provides a fully integrated, feature-rich telecommunications center that processes incoming calls.

The SX-200 LIGHT and SX-200 DIGITAL support the new 400 series of SUPERSETS. The SUPERSET 401+ is a digital single line set; the SUPERSET 410 is a multi-line digital set; the SUPERSET 420 is a digital multi-line display set; the SUPERSET 430 is a high end digital application set with a 4x40 graphics display.

6.  SX-50
The SX-50 is a modular switching system serving small businesses with 16 to 100 lines, whose needs are too great to be met by a typical key telephone system. The SX-50 system packs big-system features into a compact, wall-mounted cabinet that fits into any office environment and can be easily upgraded and serviced on a customer's premises. The SX-50 offers a wide range of general business features and applications, including conferencing, call forwarding, integrated voice mail, automated attendant and networking.

7.  MediaPath Server
MediaPath Server is a LAN-based communications system serving small businesses and workgroups of up to 96 users. MediaPath Server consists of software and telecommunications boards loaded onto a standard Pentium- or Alpha-based LAN server running the popular Microsoft Windows NT Server operating system and Microsoft BackOffice. This single-platform architecture leverages the power of computing to deliver easy-to-use telephony features such as MediaPath Phone (Windows-based phone application), MediaPath Attendant (Windows-based operator console) and MediaPath Auto-Attendant. The MediaPath Developers@Work program attracts leading third-party developers to deliver productivity-enhancing business applications such as unified messaging, remote telephony assistant and customer help desk.
                                     87

8.  MITEL Personal Assistant
MITEL Personal Assistant is a new category of computer peripherals delivering true desktop computer telephony integration. The solution simplifies messaging and communications management to provide home-based businesses with a competitive edge.


B)  DESKTOP INTERFACE PRODUCTS

1.  SUPERSET 400 Series of Digital Business Telephones
The SUPERSET 400 business telephones, supported by the LIGHT product family, are designed for comfort, convenience and accuracy. The raised dial pad and large, well-spaced keys allow error-free dialing. Feature keys are clearly labeled and arranged in functional groups for quick access to frequently-used features such as transfer, conference and speed dial. Since messaging is an integral part of every business, each SUPERSET 400 telephone has a message key and indicator. These digital telephones, the third generation of the legendary SUPERSET family, also support a broad range of voice and data applications. The advanced technology of the SUPERSET 400 telephones, which includes a "graphics-ready" display and MILINK desktop interface, provides a gateway for the future. New applications and services can be added as they become available, allowing our SUPERSET 400 series telephone customers to take advantage of the latest advances in digital business telecommunications. The SUPERSET 401+ (the newest member of Mitel's popular SUPERSET 400 series of digital business telephones) is an economical, single line telephone for areas requiring basic service, for example in public and multi-user areas like hotel rooms, manufacturing areas, staff rooms, and reception/waiting areas. The set is packaged with features specifically designed to make it easy to use.

2.  PROGRAMMABLE KEY MODULE (PKM)
When connected to the SUPERSET 410, SUPERSET 420 or SUPERSET 430 telephones, the PKM significantly expands attendant call handling and processing capabilities by providing an additional 30 programmable keys that can be used for speed calling, multi-line appearances and feature keys. These additional keys are useful for backup answering positions, call center supervisors, or those who are heavy speed call users like brokers.

3.  SUPERSET 700 Attendant Console
The SUPERSET 700 is an integrated microprocessor-controlled video display terminal that is used as an attendant console and system administration
terminal for SX-2000  PBX systems.   By providing detailed screen-based
information about call and system status, the SUPERSET 700 provides sophisticated call management capabilities thus allowing smooth processing of incoming calls and simplifying internal communications.

4.  SUPERSET 7000 Attendant Console
The SUPERSET 7000 combines Mitel's call processing technology with the power of the PC to create an integrated computer telephony workstation. When a call comes in, an attendant who is working on the PC, can easily switch from the PC screen to the attendant screen and process the call with a single keystroke combination. This means that one can increase customer service by adding attendant functionality without adding attendants thus increasing productivity and improving resource allocation. The SUPERSET 7000 operates on industry standard PC components and is therefore easy to maintain, install and service.

5.  SUPERCONSOLE 1000
The SUPERCONSOLE 1000 is a practical, multi-use attendant console that simplifies communications management within the organization. It provides hardkeys for frequently used functions, and softkeys for situation-dependent features.

6.  MILINK Data Module
The MILINK Data Module allows peripheral data communications to pass through the multi-line SUPERSET 400 series of telephones to the PBX system. It converts data signals of RS-232 serial devices such as computers or video display terminals, to high speed asynchronous digital signals (up to 19.2
Kbps), and allows simultaneous use of the telephone and the RS-232 device.

7.  DATASET 2100 and DATASET 2200 series
The DATASET 2100 and DATASET 2200 series are (2B+D) data peripherals that provide efficient and reliable data transmission through the telephone system. The DATASET 2100 series is available in two options, each capable of synchronous transmission from 1200 bps to 19.2 Kbps, and CCITT X.31 protocol compatible asynchronous transmission from 110 bps to 19.2 Kbps. The DATASET 2200 series is available in two options, each providing high speed synchronous data communications at speeds of 48 Kbps, 56 Kbps, and 64 Kbps. This series features nailed up connection, network synchronization and transmission statistics.

C)  APPLICATIONS

1.  ACD SUPERVISION (Release 3.0) for Call Center Interactive
    Real-Time Monitoring and Decision Support
ACD SUPERVISION is a software program that combines real-time monitoring and reporting with an interactive Graphical User Interface (GUI) for SX-2000 PBXs running the ACD 2000 call center application. This allows call center supervisors to monitor agent resources, make informed and immediate decisions, and take action on-line with greater precision.

2.  TASKE TOOLBOX for Call Center Real-Time Reporting and Forecasting
TASKE Toolbox is a software program that combines real-time reporting and forecasting with an interactive Graphical User Interface (GUI). This allows call center supervisors to monitor and forecast agent and trunk resources while providing management with statistics, reports and graphs which aid in making informed decisions. TASKE Toolbox integrates with SX-2000 PBXs running the ACD 2000 call center applications, and likewise with the SX-200 PBXs that are running the ACD TELEMARKETER call center application.

                                                                  Page 5 of 5
3.  MITEL OPS MANAGER (Release 2.0) for Simplified Network Management
Mitel OPS Manager is a complete telecommunications management tool, ideal for Mitel SX-2000 network installations in both campus environments and networks spanning countries or continents. The Mitel OPS Manager is an advanced PC-based application which monitors the telecommunications network. With minimal administrative intervention, it allows a network manager to detect, record, and take action on network faults, as well as maintain user friendly on-line directories, and perform centralized network moves and changes.

4.  MITEL MAIL Voice Processing Solutions
MITEL MAIL adds the advantages of voice processing and voice mail to Mitel's
communications systems.   Developed specifically for Mitel by Centigram, MITEL
MAIL is a PC-based option for Mitel's SX family of business telephone systems, providing call processing, voice and fax messaging as well as paging support for users. MITEL MAIL integrates with the SX-50, SX-200 DIGITAL, and fiber distributed SX-200 LIGHT and SX-2000 LIGHT systems.

5.  PhoneWare@work Portfolio of Products
PhoneWare@work provides LAN-based computer telephony solutions designed for a variety of workgroup and department environments. It brings server-based telephony to any organization, where there is a need for integrated and shared computing and telecommunications resources. PhoneWare@work includes client applications software products: CallManager and Group PhoneWare. PhoneWare@work also includes the CallProducer Telephony Server, a stand-alone telephony server that connects the customer's PBX and the public telephone network to their computing environment. Consisting of a four port voice processing board and scripting software, Mitel also offers the PhoneWare DigitCollector which runs on both the Mitel SX-200 Simon Server and SX-2000 Call Producer Telephony Server.

D)  PLATFORMS

1.  LIGHTWARE 28 for SX-2000 PBX Systems
LIGHTWARE 28 is the latest version of software for the SX-2000 family of PBX
systems.   This version of the software includes several new features from general purpose improvements, to specialized applications such as call centers and networking. New features and improvements include:

-     Cluster Functionality for OPS Manager
     -     Remote software upgrades
     -     Remote database saves and restores
     -     SNMP Proxy agent

-     Additions to Network Feature Access
     -     Call Forward I'M Here
     -     DND Remote
     -     Trunk Answer from any station (TARAS)
     -     Call Pick up
     -     Call Hold Remote Retrieve

2.  Mitel ISDN Node
The Mitel ISDN node provides access to ISDN services. The ISDN node can be added to the SX-2000 family of PBXs, as well as to the SX-200 LIGHT PBX system. Each ISDN node provides two 23B+D PRI interfaces. The ISDN node currently supports the following central offices: NT DMS 100, NT DMS 250, AT&T #4ESS, as well as NI-2 standards associated with AT&T #5ESS and Siemens CO switches.
                                     90

                           SECURITIES AND EXCHANGE COMMISSION


                                   MITEL CORPORATION


                               ANNUAL REPORT ON FORM 10-K


                          FOR THE PERIOD ENDING MARCH 28, 1997


-----------------------------------------------------------------------------


                                      EXHIBITS


-----------------------------------------------------------------------------

                                    MITEL CORPORATION             Exhibit 11a
                             COMPUTATION OF EARNINGS PER SHARE
                              (CANADIAN ACCOUNTING PRINCIPLES)
               (in millions of Canadian dollars, except per share amounts)

                                                          Year Ended
                                               ------------------------------
                                               March 28,  March 29,  March 31,
BASIC EPS                                      1997       1996       1995
                                               -------    -------    -------
Net income                                     $  38.0    $  51.0    $  31.8
Less: dividends on cumulative preferred shares    (3.2)      (3.3)      (3.5)
                                               -------    -------    -------
Adjusted net income                            $  34.8    $  47.7    $  28.3
                                               =======    =======    =======
Weighted average shares outstanding (millions)   107.3      105.9      105.6
                                               =======    =======    =======
Basic EPS                                      $  0.32    $  0.45    $  0.27
                                               =======    =======    =======
FULLY DILUTED EPS (1)

Adjusted net income as determined
 under basic EPS                               $  34.8    $  47.7    $  28.3
Imputed interest on stock options
 and warrants                                      0.4        0.5        0.5
                                               -------    -------    -------
Adjusted net income                            $  35.2    $  48.2    $  28.8
                                               =======    =======    =======
Weighted average shares outstanding as
 determined under basic EPS (millions)           107.3      105.9      105.6
Add weighted average shares on
 conversion of:
   - stock options                                 3.2        2.9        2.3
   - warrants                                        -        1.0        1.0
                                               -------    -------    -------
Adjusted weighted average shares
 outstanding (millions)                          110.5      109.8      108.9
                                               =======    =======    =======
Fully diluted EPS                              $  0.32    $  0.44    $  0.27
                                               =======    =======    =======

(1) This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 33-5133 even though the amounts of per share earnings on the fully dilutive basis are not required to be stated under the provisions of
Section 3500 of the Canadian Institute of Chartered Accountants Handbook.

                                    MITEL CORPORATION            Exhibit 11b
                             COMPUTATION OF EARNINGS PER SHARE
                           (UNITED STATES ACCOUNTING PRINCIPLES)
               (in millions of Canadian dollars, except per share amounts)

                                                          Year Ended
                                               -------------------------------
                                               March 28,  March 29,  March 31,
PRIMARY EPS                                    1997       1996       1995
                                               -------    -------    -------
Net income                                     $  41.0    $  56.9    $  59.0
Less: dividends on cumulative preferred shares    (3.2)      (3.3)      (3.5)
                                               -------    -------    -------
Adjusted net income                            $  37.8    $  53.6    $  55.5
                                               =======    =======    =======
Weighted average shares and
 share equivalents (millions)                    108.5      107.9      107.2
                                               =======    =======    =======
Primary EPS                                    $  0.35    $  0.50    $  0.52
                                               =======    =======    =======
FULLY DILUTED EPS (1)

Adjusted net income as determined
 under primary EPS                             $  37.8    $  53.6    $  55.5
                                               =======    =======    =======
Weighted average shares and
 share equivalents                               108.5      107.9      107.2
Add weighted average shares and
 share equivalents on conversion of:
  - stock options                                   -        0.2        0.3
  - warrants                                        -          -        0.1
                                              -------    -------    -------
Adjusted weighted average shares
 and share equivalents (millions)                108.5      108.1      107.6
                                               =======    =======    =======
Fully diluted EPS                              $  0.35    $  0.50    $  0.52
                                               =======    =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on a fully diluted basis are not required to be stated under the provisions of APB Opinion No. 15.

                                                                 Exhibit 21


                        SUBSIDIARY AND PRINCIPAL INVESTMENTS


Subsidiaries *

Mitel, Inc.
U.S.A.

Mitel Telecom Limited
Great Britain

Mitel (Far East) Limited
Hong Kong

Mitel Telecommunications Systems, Inc.
U.S.A.

Mitel Semiconductor AB
Sweden



Principal Investments


Mitel de Mexico S.A. de C.V. Mexico

Tianchi-Mitel Telecommunications Corporation






* All subsidiaries are 100 percent owned, directly or indirectly, by Mitel Corporation.

                                                                 Exhibit 23

                              CONSENT OF INDEPENDENT
                              CHARTERED ACCOUNTANTS

We consent to the use in this Annual Report on Form 10-K of Mitel Corporation of our report with respect to the Company's consolidated financial statements for the year ended March 28, 1997.

We consent to the incorporation by reference in the Registration Statements (Forms S-8 numbers 2-74833, 2-78545, 2-84711, 2-86511, 2-92200, 2-92201, 2-
92494, 33-1371, 33-9682, 33-45716, and 33-98946) pertaining to the Stock
Purchase Plan for Eligible U.S. Employees, the Stock Option Plan for Key Employees, the Basic Stock Option Plan, The Stock Option Plan for Key Employees, the 1984 Stock Option Plan, the Basic Stock Option Plan, the United Kingdom Savings Related Share Option Scheme, the 1985 Stock Option/Stock Purchase Plan, the Preferred Share Purchase Plan, the 1991 Stock Option Plan for Key Employees and Stock Option Grant to Anthony F. Griffiths and the 1991 Stock Option Plan for Key Employees and Non-Employee Directors respectively, and in the Registration Statements (Forms S-3 numbers 2-81989, 2-82262, 2-88432, 2-91496 and 2-96412) of Mitel Corporation, and in the related prospectuses, of our report dated May 8, 1997 with respect to the consolidated financial statements of Mitel Corporation incorporated by reference in the Annual Report on Form 10-K for the year ended March 28, 1997.

Our audit also included the financial statement schedule of Mitel Corporation listed in Item 14(a)2 of the Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ottawa, Canada,                 ERNST & YOUNG
June 23, 1997.                  ERNST & YOUNG