Form 10-Q
period 1997-06-27
MITEL CORP
filed 1997-07-31
CIK 352435

<PAGE 1>
                                                        http://www.mitel.com

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-Q


  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended June 27, 1997

                                     OR

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

    (Address of principal executive offices)     (Postal Code)


  Registrant's telephone number, including area code:(613) 592-2122


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  (X)     No  ( )


The number of common shares outstanding as at July 29, 1997 was 107,465,731.

                                      1
<PAGE 2>
                               MITEL CORPORATION

                                    INDEX




PART I.     FINANCIAL INFORMATION (Unaudited)


ITEM 1.     FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
            June 27, 1997 and March 28, 1997 . . . . . . . . . . . . 3

            Consolidated Statements of Retained Earnings -
            Three months ended June 27, 1997 and June 28, 1996 . . . 4

            Consolidated Statements of Income -
            Three months ended June 27, 1997 and June 28, 1996 . . . 5

            Consolidated Statements of Cash Flows -
            Three months ended June 27, 1997 and June 28, 1996 . . . 6

            Notes to the Consolidated Financial Statements . . . . . 7



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . 13



PART II.    OTHER INFORMATION



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . 20

                                      2
<PAGE 3>
                              Mitel Corporation
                    (incorporated under the laws of Canada)

                         CONSOLIDATED BALANCE SHEETS
                      (in millions of Canadian dollars)
                                (Unaudited)

                                                    June 27,    March 28,
                                                    1997        1997
                                                    -------     -------
ASSETS

Current assets:
  Cash and short-term investments                   $ 136.8     $ 143.3
  Accounts receivable                                 156.2       156.7
  Inventories (Note 3)                                 89.5        83.1
  Prepaid expenses                                      5.9         4.2
  Investment tax credits recoverable (Note 6)           2.1           -
                                                    -------     -------
                                                      390.5       387.3

Capital assets:
  Fixed assets (Note 4)                               183.0       182.2
  Other assets (Notes 5 and 6)                         10.8        15.3
                                                    -------     -------
                                                    $ 584.3     $ 584.8
                                                    =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $ 105.5     $ 124.3
  Income and other taxes payable                       10.0        15.7
  Deferred revenue                                     25.9        26.2
  Current portion of long-term debt                    20.0        14.8
                                                    -------     -------
                                                      161.4       181.0

Long-term debt                                         42.5        43.0
Pension liability                                      11.5        11.3
Deferred income taxes                                   9.9        10.0
                                                    -------     -------
                                                      225.3       245.3
                                                    -------     -------
Shareholders' equity:
  Capital Stock (Note 7)
    Preferred shares                                   37.2        37.2
    Common shares                                     153.4       153.3
  Contributed surplus                                  32.3        32.3
  Retained earnings                                   131.6       114.2
  Translation account (Note 8)                          4.5         2.5
                                                    -------     -------
                                                      359.0       339.5
                                                    -------     -------
                                                    $ 584.3     $ 584.8
                                                    =======     =======

                                      3
<PAGE 4>
                              Mitel Corporation

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      (in millions of Canadian dollars)
                                (Unaudited)

                                                     Three Months Ended
                                                     June 27,   June 28,
                                                     1997       1996
                                                     -------    -------
Retained earnings, beginning of period               $ 114.2    $  79.4

Net income for the period                               18.2       10.7
                                                     -------    -------
                                                       132.4       90.1

Dividends on preferred shares (Note 9)                  (0.8)      (0.8)
                                                     -------    -------

Retained earnings, end of period                     $ 131.6    $  89.3
                                                     =======    =======

                                      4
<PAGE 5>
                               Mitel Corporation

                       CONSOLIDATED STATEMENTS OF INCOME
          (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

                                                     Three Months Ended
                                                     June 27,   June 28,
                                                     1997       1996
                                                     -------    -------
Revenue:

  Products                                           $ 162.5    $ 139.0
  Service                                               19.5       16.9
                                                     -------    -------
                                                       182.0      155.9
                                                     -------    -------
Cost of sales (excluding amortization):

  Products                                              80.6       66.1
  Service                                               11.4       10.4
                                                     -------    -------
                                                        92.0       76.5
                                                     -------    -------
Gross margin                                            90.0       79.4
                                                     -------    -------
Expenses:
  Selling and administrative                            49.2       47.7
  Research and development (net)                        15.8       14.2
  Investment tax credits related to prior years'
   research and development (Note 6)                    (7.4)      (2.3)
  Amortization                                           9.2        7.4
                                                     -------    -------
                                                        66.8       67.0
                                                     -------    -------
Operating income                                        23.2       12.4

Interest:
  Income                                                 1.2        1.8
  Expense                                               (0.9)      (0.6)
                                                     -------    -------
Income before income taxes                              23.5       13.6

Income tax expense                                       5.3        2.9
                                                     -------    -------
Net income for the period                            $  18.2    $  10.7
                                                     =======    =======
Net income for the period attributable to common
 shareholders after preferred share dividends        $  17.4    $   9.9
                                                     =======    =======
Net income per common share (Note 7)                 $  0.16    $  0.09
                                                     =======    =======

                                      5
<PAGE 6>
                               Mitel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in millions of Canadian dollars)
                                 (Unaudited)

                                                     Three Months Ended
                                                     June 27,   June 28,
                                                     1997       1996
                                                     -------    -------
CASH PROVIDED BY (USED IN)

Operating activities:

  Net income for the period                          $  18.2    $  10.7
  Amortization                                           9.2        7.4
  Investment tax credits                                (3.6)         -
  Gain on sale of capital assets                        (0.8)         -
  Other non-cash operating items                         0.2       (0.1)
  Increase in working capital (Note 11)                (18.8)     (16.9)
                                                     -------    -------
Total                                                    4.4        1.1
                                                     -------    -------

Investing activities:

  Additions to capital assets                           (9.8)     (14.4)
  Proceeds from disposal of capital assets               6.8        0.1
  Net change in non-cash balances related
   to investing activities                             (12.2)       0.7
                                                     -------    -------
Total                                                  (15.2)     (13.6)
                                                     -------    -------

Financing activities:

  Increase in long-term debt                             8.2        4.2
  Repayment of long-term debt                           (3.9)      (2.2)
  Dividends on preferred shares                         (0.8)      (0.8)
  Issue of common shares (Note 7)                        0.1        2.0
                                                     -------    -------
Total                                                    3.6        3.2
                                                     -------    -------
Effect of currency translation on cash                   0.7        0.4
                                                     -------    -------
Decrease in cash and short-term investments             (6.5)      (8.9)

Cash and short-term investments,
 beginning of period                                   143.3      137.3
                                                     -------    -------
Cash and short-term investments,
 end of period                                       $ 136.8    $ 128.4
                                                     =======    =======

                                      6
<PAGE 7>
                              Mitel Corporation

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       (in millions of Canadian dollars)
                                 (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 27, 1997 and the results of operations and the changes in financial position for the three month periods ended June 27, 1997 and June 28, 1996, in accordance with accounting principles generally accepted in Canada. (See also Note 10).

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 28, 1997. The Company's fiscal year-end is the last Friday in March.


2. Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3.   The components of inventory are:

                                                   June 27,   March 28,
                                                   1997       1997
                                                   -------    -------
Raw materials                                      $  33.4    $  29.4
Work-in-process                                       24.4       26.9
Finished goods                                        31.7       26.8
                                                   -------    -------
                                                   $  89.5    $  83.1
                                                   =======    =======


4.   Fixed assets:

                                                   June 27,    March 28,
                                                   1997        1997
                                                   -------     -------
Cost                                               $ 430.3     $ 419.8
Accumulated amortization                            (247.3)     (237.6)
                                                   -------     -------
                                                   $ 183.0     $ 182.2
                                                   =======     =======

                                      7
<PAGE 8>
5.   Other assets:

                                                   June 27,    March 28,
                                                   1997        1997
                                                   -------     -------
Cost:
  Patents, trademarks, and other                   $  10.7     $  10.6
  Goodwill                                             4.9         4.7
  Investment tax credits recoverable                   1.5           -
  Assets held for resale                               1.5         7.4
                                                   -------     -------
                                                      18.6        22.7
                                                   -------     -------
Less accumulated amortization:
  Patents, trademarks, and other                       6.2         6.0
  Goodwill                                             1.6         1.4
                                                   -------     -------
                                                       7.8         7.4
                                                   -------     -------
                                                    $ 10.8      $ 15.3
                                                   =======     =======

On June 27, 1997, the Company sold the Boca Raton facility which was held as an asset for resale at March 28, 1997. The Company realized a gain and other income of approximately $1.8, or $0.02 per share, related to this sale.


6.   Income Taxes

During the first quarter of Fiscal 1998, the Company recognized Canadian ITCs related to prior years' research and development expenses. The ITCs recognized are comprised of two components:

1) ITCs realized for tax purposes in the first quarter of Fiscal 1998, amounting to $3.8. Because the Company expects to defer recognition of certain discretionary tax deductions, tax expense was increased by a similar amount, resulting in an insignificant impact to net earnings; and,

2) the recognition of ITCs for which management believes there is sufficient evidence of expected profitability from operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs, amounting to $3.6, or $0.03 per share.

As at March 28, 1997, the Company had tax loss carryforwards of approximately $100.0 for which no accounting benefit was recognized and which are available to reduce future years' income for tax purposes. These tax loss carryforwards expire as follows: 2002 - $6.0; 2003 - $16.0; 2004 - $6.9; 2005 to 2012 -
$71.1. The tax loss carryforwards relate to operations in the United States, Germany and Hong Kong. As at March 28, 1997, the Company had Canadian investment tax credit carryforwards of approximately $60.0 for which no accounting benefit was recognized and which are available to reduce future years' income taxes. These investment tax credits expire during the years from 1998 to 2007. In addition, the Company had timing differences of approximately $32.0 for which no accounting benefit was recognized as at March 28, 1997.

                                      8
<PAGE 9>
7.  Capital Stock:

    a)

                                               June 27,     March 28,
                                               1997         1997
                                               -----------  -----------
Shares outstanding:
  Preferred shares - R&D Series                  1,616,500    1,616,500
  Common shares                                107,443,856  107,414,631

There were no preferred shares repurchased during the three months ended June 27, 1997.

    b)   A summary of the Company's stock option activity is as follows:

                                               Three Months Ended
                                               June 27,     June 28,
                                               1997         1996
                                               ---------    ---------
Outstanding options:
Balance, beginning of period                   3,238,638    2,902,525
Granted                                        1,044,000      627,500
Exercised                                        (29,225)    (110,150)
Cancelled                                        (10,875)     (24,000)
                                               ---------    ---------
Balance, end of period                         4,242,538    3,395,875
                                               =========    =========

Available for grant at June 27, 1997 were 80,400 (March 28, 1997 - 1,113,525) common shares. The exercise prices on stock options issued range from $1.10 to $9.48 per share with exercise periods extending to June, 2007.


8.   The following table summarizes changes in the translation account:

                                               Three Months Ended
                                               June 27,     June 28,
                                               1997         1996
                                               -------      -------
Balance, beginning of period                   $   2.5      $   3.3
Increase (decrease):
  Movements in exchange rates -
     United States Dollar                          0.2            -
     United Kingdom Pound Sterling                 2.1          1.1
     Swedish Krona                                (0.3)         0.4
                                               -------      -------
Balance, end of period                         $   4.5      $   4.8
                                               =======      =======

                                      9
<PAGE 10>
9. The Company has not declared or paid any dividends on its common shares. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.


10. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in Note 21 to the consolidated financial statements as at March 28, 1997.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                  Three Months Ended
                                                  June 27,   June 28,
                                                  1997       1996
                                                  -------    -------
Net income for the period in
 accordance with Canadian GAAP                    $  18.2    $  10.7

Effect of deferral accounting related
 to foreign exchange contracts                       (0.6)       0.5
Adjustment to deferred income taxes                   3.7          -
                                                  -------    -------
U.S. GAAP and SEC requirements:

Net income for the period                         $  21.3    $  11.2
                                                  =======    =======
Net income for the period
 attributable to common shareholders
 after preferred share dividends                  $  20.5    $  10.4
                                                  =======    =======
Net income per common share                       $  0.19    $  0.10
                                                  =======    =======

                                      10
<PAGE 11>

                                                 Three Months Ended
                                                 June 27,    June 28,
                                                 1997        1996
                                                 -------     -------
Cash flow information presented in
 conformity in all material
 respects with U.S. GAAP:

Cash provided by (used in)

Operating activities - Canadian and U.S. GAAP    $   4.4     $   1.1

Investing activities - Canadian GAAP               (15.2)      (13.6)
Change in short-term investments                    48.2        79.6
Additions to capital assets under capital lease      7.4         6.8
                                                 -------     -------
Investing activities - U.S. GAAP                    40.4        72.8
                                                 -------     -------
Financing activities - Canadian GAAP                 3.6         3.2
Increase in capital leases                          (7.4)       (6.8)
                                                 -------     -------
Financing activities - U.S. GAAP                    (3.8)       (3.6)
                                                 -------     -------
Increase in cash                                    41.0        70.3
Effect of currency translation on cash flows         0.7         0.4
Cash position, beginning of period                  55.5        52.4
                                                 -------     -------
Cash position, end of period                     $  97.2     $ 123.1
                                                 =======     =======


Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                 June 27,    March 28,
                                                 1997        1997
                                                 -------     -------
Cash                                             $  97.2     $  55.5
Short-term investments                              39.6        87.8
Investment tax credits recoverable                   9.0         6.1
Other assets                                        17.8        19.4
Accounts payable and accrued liabilities           110.1       128.3
Redeemable preferred shares                         34.4        34.4
Common shares                                      599.3       599.2
Contributed surplus                                  2.5         2.5
Deficit                                           (272.4)     (292.9)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128), which is effective for annual and interim periods ending after December 15, 1997. The Company's pro forma earnings per share giving effect to SFAS 128, would be as follows:

                                      11
<PAGE 12>

                                                 Three Months Ended
                                                 June 27,     June 28,
                                                 1997         1996
                                                 -------      -------
Pro forma basic earnings per share               $  0.19      $  0.10
Pro forma diluted earnings per share             $  0.18      $  0.10

In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 Comprehensive Income (SFAS 130) and No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS
131). SFAS 130 and SFAS 131 will be effective for the Company's March 27, 1998 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.


11. Net change in non-cash working capital balances related to operating activities:

                                                 Three Months Ended
                                                 June 27,     June 28,
                                                 1997         1996
                                                 -------      -------
Accounts receivable                              $   9.0      $  14.7
Inventories                                         (7.6)        (8.0)
Accounts payable and accrued liabilities           (20.0)       (21.3)
Deferred revenue                                    (0.9)        (2.2)
Other                                                0.7         (0.1)
                                                 -------      -------
                                                 $ (18.8)     $ (16.9)
                                                 =======      =======


12. Certain of the Fiscal 1997 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 1998.

                                      12
<PAGE 13>
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)


The Company's performance showed significant improvement in the three months ended June 27, 1997 compared to the same quarter of last year. Total revenue of $182.0, a Company record for a first quarter, was 17 percent higher than Fiscal 1997's first quarter revenue of $155.9. Growth rates of 17 percent were recorded by both Business Communications Systems (BCS) and Semiconductors. The BCS revenue growth was driven by higher volumes of SX200 systems, including the recently launched SX200 ML, higher sales of voicemail systems and applications, increased shipments of call controllers and higher service revenue. The Semiconductor growth rate was attributable to increased shipments of integrated and hybrid circuits, and wafers.

The Company reported net income of $18.2, or $0.16 per share, for the quarter ended June 27, 1997, an improvement of $7.5, or $0.07 per share, over the first quarter of Fiscal 1997. Net income in the quarter benefited from an accrual for investment tax credits (ITCs) amounting to $3.6, or $0.03 per share, related to ITCs expected to be realized in the foreseeable future. In addition, the Company also recorded a gain and other income amounting to $1.8, or $0.02 per share, related to the sale of the Boca Raton facility. The remaining improvement over the previous fiscal period was due to the higher sales volumes and recent management actions taken to focus operations and to improve the sales channels.

As a percentage of total revenue, the total gross margin for the quarter ended June 27, 1997 was 49 percent, 2 percentage points lower than the same quarter in Fiscal 1997. The lower margins were a result of unfavourable changes in the mix of semiconductor products sold and ongoing competitive pricing pressures in BCS channels.

Net income and cash flows for each period as determined by United States accounting principles are detailed in Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the quarter ended June 27, 1997 compared with the same period in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 28, 1997. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements

                                      13
<PAGE 14>
expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and, the ability of the Company to attract and retain key employees.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                          Three Months             Three Months
                          Ended           % of     Ended           % of
                          June 27, 1997   Total    June 28, 1996   Total
                          -------------   -----    -------------   -----
United States             $  91.7          51 %    $  75.0          48 %
Europe                       51.2          28         48.7          31
Other Regions                26.0          14         17.8          12
Canada                       13.1           7         14.4           9
                          -------------   -----    -------------   -----
                          $ 182.0         100 %    $ 155.9         100 %
                          =============   =====    =============   =====

The net movement in exchange rates from the first quarter of Fiscal 1997 favorably impacted total first quarter revenue in Fiscal 1998 by 2.2 percent ($3.5) primarily as a result of changes in the United Kingdom pound sterling exchange rate.

Revenue, by product group, was distributed as follows:

                                      14
<PAGE 15>

                          Three Months             Three Months
                          Ended           % of     Ended           % of
                          June 27, 1997   Total    June 28, 1996   Total
                          -------------   -----    -------------   -----
Business Communication
   Systems                $ 119.0          65 %    $ 102.1          65 %
Semiconductors               63.0          35         53.8          35
                          -------------   -----    -------------   -----
                          $ 182.0         100 %    $ 155.9         100 %
                          =============   =====    =============   =====

Business Communications Systems

Business Communications Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, call controller products, and the GX5000. All of the Company's service revenue relates to BCS, primarily PBX.

Compared to the first quarter of last year, BCS product revenue increased by 17 percent due to higher volumes of SX200 systems, higher sales of voicemail systems and applications and increased shipments of call controllers.

The U.S. indirect sales channel benefited from the successful launch of the SX200 ML, late in the fourth quarter of Fiscal 1997. The SX200 ML voice system is aimed at the fast-growing small business, under-100 line, market in the United States and other countries. The SX200 ML was made available to the Company's U.S. supply houses and dealers and selected Canadian and Caribbean telephone companies during the first quarter of Fiscal 1998. In turn, the dealers will begin their launch early in the second quarter of this fiscal year.

With respect to call controllers, European sales increased in Fiscal 1998 as a result of recently deregulated network access services in the U.K. which created a strong demand by alternate carriers for Mitel's call controllers.

BCS sales into the Asia Pacific region were adversely affected by the ongoing effects of tight monetary policies in China and intense price competition.

Compared to the first quarter of last year, BCS service revenue increased by 15 percent. In proportion to total revenue, BCS service revenue remained constant at 11 percent of total revenue. Service revenue grew mainly due to the success of a new managed service business in the United Kingdom which was introduced in the second half of Fiscal 1997.

Semiconductors

Semiconductor revenue increased by 17 percent from the first three months of last year as a result of increased demand for the Company's integrated circuits, thick film hybrid products and wafers, in all regions. The increase in Mitel's semiconductor business reflects the world-wide growth in the communications segment of the semiconductor industry and growth in the market for applications-specific integrated circuits (ASICs), particularly for medical applications. Increased demand for communications products

                                      15
<PAGE 16>
incorporating existing Mitel Semiconductor components by the Company's traditional customer base, along with the introduction of new components, including those intended for CTI/multimedia applications led to increased sales volumes compared to the same three month period last year. The Company believes the market for medical ASICs is fueled by the need to reduce costs and improve services, and by quality of life issues.

The Company took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, which has a semiconductor plant in Jarfalla, Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada. Both initiatives were necessary to meet the growing demand for Mitel's integrated circuits. The most significant part of the first phase of the Bromont expansion program, which concerns the improvement of the volume capacity of the existing 100 mm wafer production, was completed during the first quarter of Fiscal 1997. The second part of the first phase, which will introduce new 0.8 micron technology as well as the second phase, intended to increase the plant's production capacity by converting to 150 mm wafer production, are scheduled to be completed in the final quarter of Fiscal 1998. The first lots of the 150mm wafer pilot line are currently being processed.

GROSS MARGIN

As a percentage of total revenue, total gross margin for the quarter ended June 27, 1997 was 49 percent, 2 percentage points lower than the same quarter in Fiscal 1997. The product gross margin was 50 percent for the quarter ended June 27, 1997, 2 percentage points lower than in the same period in Fiscal 1997. Product gross margins declined mainly due to the mix of semiconductor products sold and pricing pressures for the BCS products. The Fiscal 1998 first quarter service gross margin improved to 42 percent from 38 percent primarily due to service call efficiencies obtained by North American technicians.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the first quarter of Fiscal 1998 were $49.2, or 27 percent of sales, compared with $47.7, and 31 percent of sales, for the comparable period in Fiscal 1997.

S&A expenses included a gain and other income amounting to $1.8 related to the sale of the Boca Raton facility, which was previously held as an asset for resale. Before accounting for the sale of the Boca Raton facility, S&A expenses were $51.0, or 28 percent of sales, 3 percentage points lower than the first quarter of Fiscal 1997. S&A expenses decreased as a percentage of sales primarily due to the record first quarter sales and spending restraint in marketing and selling programs, partially offset by the effects of consolidating the operations of the business acquired from Global Village Communication (U.K.) Limited. The Company acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, during the fourth quarter of Fiscal 1997.

                                      16
<PAGE 17>
During the fourth quarter of Fiscal 1997, the Company announced plans to restructure its BCS operations and recorded a charge of $13.0 to the Company's operating expenses, of which $8.0 related mainly to severance costs for operations in North America and the United Kingdom. The balance of the charge related to a write-off of the Company's investment in its joint venture in China. The total amount charged against the provision during the quarter amounted to $3.8; the remainder of the costs will be charged throughout Fiscal 1998.

Research and Development

R&D expenses amounted to $15.8 and 9 percent of revenue for the three month period ended June 27, 1997. This compares to $14.2 and 9 percent of revenue in the first quarter of Fiscal 1997. These amounts are exclusive of related R&D capital asset amortization and net of Canadian provincial government R&D incentives earned.

Mitel's R&D program integrates its programs for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; new ISDN applications; and real-time applications microelectronic components.

During the quarter, the Company recorded a total of $7.4 for Canadian ITCs related to prior years' R&D. The ITC accrual was comprised of two components. The first component amounted to $3.8 which related to ITCs that are expected to be realized for tax purposes in Fiscal 1998. In the first quarter of Fiscal 1997, the Company recorded an amount of $2.3 under the same circumstances. As the Company defers certain discretionary tax deductions to increase tax expense by a similar amount, the combined effects of accruing for the ITCs and a similar increase in income tax expense resulted in an insignificant impact on net earnings or earnings per share. The second component of the accrual amounted to $3.6, or $0.03 per share, and related to management's assessment that reasonable assurance exists for realizing the benefit of ITCs carried forward in the foreseeable future. The reasonable assurance is derived from management's assessment that there is sufficient evidence of profitability in the near future from operations in which these carryforwards arose.

Amortization

Amortization increased in the first quarter of Fiscal 1998 to $9.2 from $7.4 for the comparable period in Fiscal 1997. The increase is due primarily to the semiconductor capacity expansion capital program and replacements and upgrades to the Company's other manufacturing plants.

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, was $0.3 in the three month period ended June 27, 1997 compared to $1.2 for the same period in Fiscal 1997. Interest income has decreased over the same period last year primarily due to lower interest rates and lower cash balances available for investment. The increase in interest expense over the same period last year resulted from an increase in the Company's capital leases.

                                      17
<PAGE 18>
INCOME TAXES

Income tax expense for the first quarter of Fiscal 1998 was $5.3 and compares to $2.9 for the same period in Fiscal 1997. Before accounting for the investment tax credits, income tax expense for the first quarter was $1.5 and $0.6 for Fiscal 1998 and Fiscal 1997 respectively. The increased tax expense in the first quarter of Fiscal 1998 was due to higher provincial income taxes and alternative minimum taxes based on higher earnings in Canada.

Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition.
Such review may result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized. Management believes there is sufficient evidence of expected profitability from the Company's Canadian operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs. The accounting for the investment tax credits is more fully described in the Research and Development section of this management's discussion and analysis.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At June 27, 1997, order backlog was $160.1 compared to $135.1 at March 28 1997. The increase in backlog is mainly attributable to increased semiconductor bookings. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $136.8 at June 27, 1997 compared to $143.3 at March 28, 1997. The decrease of $6.5 from the end of Fiscal 1997 was due to capital asset additions during the first quarter offset by cash flow provided by operations and an increase in long-term debt financing.

Cash flow provided by operations amounted to $4.4 during the first quarter ended June 27, 1997. This compares to the first quarter of Fiscal 1997 when cash provided by operations was $1.1. Since March 28, 1997, the Company's working capital has increased by $22.8 to $229.1 primarily due to increased inventory levels and lower accounts payable levels. Inventory levels were depleted at year-end due to the record sales recorded in the fourth quarter of last year. Accounts payable and accrued liabilities decreased due to payments associated with year-end purchasing activities, rebates and incentives on the Fiscal 1997 sales performance, and charges to the restructuring provision.

Fixed asset additions were $9.7 during the first quarter of Fiscal 1998, and were primarily for the increase in semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. The semiconductor capital program is comprised of two

                                      18
<PAGE 19>
phases as mentioned earlier in this management's discussion and analysis. Phase one which will cost approximately $10.1, is scheduled to be completed in the second quarter of Fiscal 1998, and phase two which will cost approximately $39.0, is scheduled to be completed during the fourth quarter of Fiscal 1998. Approximately $34.4 has been spent on phase two as at the end of the first quarter of Fiscal 1998. Management expects that Fiscal 1998 capital expenditures will be lower than Fiscal 1997 levels of $73.9.

On June 27, 1997, the Company sold the Boca Raton facility which was previously held as an asset for resale. The proceeds from the sale, which amounted to $6.6, were used to extinguish the Florida industrial revenue and development bonds (IRBs) of $4.1, to which the facility was pledged as security, on July 3, 1997. The total gain and other income related to the sale amounted to $1.8, or $0.02 per share.

Total long-term debt, net of repayments, increased by $4.7 from the end of Fiscal 1997 due to new capital leases. The current portion of long-term debt was increased by the carrying amount of the IRBs which were paid shortly after quarter-end, and long-term debt was reduced by the same amount in light of plans to retire the IRB debt associated with the Boca Raton facility.

As at June 27, 1997, the Company's capitalization was comprised of 17 percent debt, 9 percent preferred equity, and 74 percent common equity, the same capitalization profile as at the end of Fiscal 1997.

In addition to cash and short-term investment balances of $136.8 as at June 27, 1997 the Company has unused lines of credit in North America and the U.K. of approximately $33.0.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

                                      19
<PAGE 20>
PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)    Exhibits

      Exhibit 11(a)   Computation of earnings per share under Canadian
                       accounting principles.

      Exhibit 11(b)   Computation of earnings per share under United States
                       accounting principles.

      Exhibit 27      Financial Data Schedule


b)    Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended June 27, 1997.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               MITEL CORPORATION
                                  (Registrant)




July 24, 1997                                    JEAN-JACQUES CARRIER
   Date                                          Jean-Jacques Carrier
                                                 Vice President of Finance
                                                 and Chief Financial Officer

                                      20
<PAGE 21>



                               MITEL CORPORATION

                                 EXHIBIT INDEX




EXHIBIT NUMBER       DESCRIPTION


11(a)                Computation of earnings per share under
                      Canadian accounting principles . . . . . . . . 22


11(b)                Computation of earnings per share under
                      United States accounting principles. . . . . . 23


27                   Financial Data Schedule

                                      21
<PAGE 22>
                                 Mitel Corporation              Exhibit 11(a)

                         COMPUTATION OF EARNINGS PER SHARE
                          (CANADIAN ACCOUNTING PRINCIPLES)
            (in millions of Canadian dollars, except per share amounts)

                                                        Three Months Ended
                                                        June 27,    June 28,
                                                        1997        1996
                                                        -------     -------
BASIC EPS

Net Income                                              $  18.2     $  10.7
Less: dividends on cumulative preferred shares             (0.8)       (0.8)
                                                        -------     -------

Adjusted net income                                     $  17.4     $   9.9
                                                        =======     =======

Weighted average shares outstanding (millions)            107.4       107.2
                                                        =======     =======

Basic EPS                                               $  0.16     $  0.09
                                                        =======     =======


FULLY DILUTED EPS (1)

Adjusted net income as determined under basic EPS       $  17.4     $   9.9
Imputed interest on stock options and warrants              0.1         0.1
                                                        -------     -------

Adjusted net income                                     $  17.5     $  10.0
                                                        =======     =======


Weighted average shares outstanding as
determined under basic EPS (millions)                     107.4       107.2
Add weighted average shares on conversion of:
- stock options                                             4.2         3.4
                                                        -------     -------

Adjusted weighted average shares outstanding (millions)   111.6       110.6
                                                        -------     -------

Fully diluted EPS                                       $  0.16     $  0.09
                                                        =======     =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though it is contrary to
Section 3500.34 of the Canadian Institute of Chartered Accountants Handbook because it does not provide a dilutive result.

                                      22
<PAGE 23>
                               Mitel Corporation                Exhibit 11(b)

                      COMPUTATION OF EARNINGS PER SHARE
                    (UNITED STATES ACCOUNTING PRINCIPLES)
         (in millions of Canadian dollars, except per share amounts)

                                                        Three Months Ended
                                                        June 27,    June 28,
                                                        1997        1996
                                                        -------     -------
PRIMARY EPS

Net Income                                              $  21.3     $  11.2
Less: dividends on cumulative preferred shares             (0.8)       (0.8)
                                                        -------     -------

Adjusted net income                                     $  20.5     $  10.4
                                                        =======     =======

Weighted average shares and
 share equivalents (millions)                           $ 108.4     $ 108.5
                                                        =======     =======

Primary EPS                                             $  0.19     $  0.10
                                                        =======     =======

FULLY DILUTED EPS (1)

Adjusted net income as determined under primary EPS     $  20.5     $  10.4
                                                        =======     =======

Weighted average shares and
 share equivalents  (millions)                            108.4       108.5
                                                        -------     -------

Adjusted weighted average
 shares outstanding (millions)                            108.4       108.5
                                                        -------     -------

Fully diluted EPS                                       $  0.19     $  0.10
                                                        =======     =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on a fully dilutive basis are not required to be stated under the provisions of APB Opinion No. 15.

                                      23