Form 10-Q
period 1997-09-26
MITEL CORP
filed 1997-11-07
CIK 352435

                                                  http://www.mitel.com



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q



          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 1997

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

Yes  (X)     No  ( )

The number of common shares outstanding as at October 28, 1997 was 107,657,581.

                            MITEL CORPORATION

                                 INDEX



PART I.  FINANCIAL INFORMATION (Unaudited)


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         September 26, 1997 and March 28, 1997 . . . . . . . . . . . . . . . 3

         Consolidated Statements of Retained Earnings -
         Three months ended September 26, 1997 and September 27, 1996
         Six months ended September 26, 1997 and September 27, 1996. . . . . 4

         Consolidated Statements of Income -
         Three months ended September 26, 1997 and September 27, 1996
         Six months ended September 26, 1997 and September 27, 1996. . . . . 5

         Consolidated Statements of Cash Flows -
         Six months ended September 26, 1997 and September 27, 1996 . . . . .6

         Notes to the Consolidated Financial Statements . . . . . . . . . . .7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .15


PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . .23


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . 23

                              Mitel Corporation
                   (incorporated under the laws of Canada)

                       CONSOLIDATED BALANCE SHEETS
                    (in millions of Canadian dollars)
                              (Unaudited)

                                                   Sept. 26,   March 28,
                                                   1997        1997
                                                   -------     -------
ASSETS

Current assets:
  Cash and short-term investments                  $ 119.9     $ 143.3
  Accounts receivable                                174.3       156.7
  Inventories (Note 3)                                94.3        83.1
  Prepaid expenses                                     5.7         4.2
  Investment tax credits recoverable (Note 6)          3.6           -
                                                   -------     -------
                                                     397.8       387.3
Capital assets:
  Fixed assets (Note 4)                              186.2       183.7
  Other assets (Notes 5 and 6)                        30.2        13.8
                                                   -------     -------
                                                   $ 614.2     $ 584.8
                                                   =======     =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $ 114.5     $ 124.3
  Income and other taxes payable                      10.3        15.7
  Deferred revenue                                    24.8        26.2
  Current portion of long-term debt                   16.9        14.8
                                                   -------     -------
                                                     166.5       181.0
Long-term debt                                        44.7        43.0
Pension liability                                     11.9        11.3
Deferred income taxes                                 10.7        10.0
                                                   -------     -------
                                                     233.8       245.3
                                                   -------     -------
Shareholders' equity:

  Capital Stock (Note 7)
    Preferred shares                                  37.2        37.2
    Common shares                                    154.0       153.3
  Contributed surplus                                 32.3        32.3
  Retained earnings                                  154.1       114.2
  Translation account (Note 8)                         2.8         2.5
                                                   -------     -------
                                                     380.4       339.5
                                                   -------     -------
                                                   $ 614.2     $ 584.8
                                                   =======     =======

                              Mitel Corporation

                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      (in millions of Canadian dollars)
                               (Unaudited)

                                  Three Months Ended      Six Months Ended
                                  Sept. 26,  Sept. 27,    Sept. 26,  Sept. 27,
                                  1997       1996         1997       1996
                                  -------    -------      -------    -------
Retained earnings,
 beginning of period              $ 131.6    $  89.3      $ 114.2    $  79.4

Net income for the period            23.3       16.5         41.5       27.2
                                  -------    -------      -------    -------
                                    154.9      105.8        155.7      106.6

Dividends on preferred shares
 (Note 9)                            (0.8)      (0.8)        (1.6)      (1.6)
                                  -------    -------      -------    -------

Retained earnings, end of period  $ 154.1    $ 105.0      $ 154.1    $ 105.0
                                  =======    =======      =======    =======

                               Mitel Corporation

                      CONSOLIDATED STATEMENTS OF INCOME
         (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

                                  Three Months Ended      Six Months Ended
                                  Sept. 26,  Sept. 27,    Sept. 26,  Sept. 27,
                                  1997       1996         1997       1996
                                  -------    -------      -------    -------
Revenue:
  Products                        $ 185.3    $ 150.4      $ 347.8    $ 289.4
  Service                            19.7       17.1         39.2       34.0
                                  -------    -------      -------    -------
                                    205.0      167.5        387.0      323.4
                                  -------    -------      -------    -------
Cost of sales (excluding amortization):
  Products                           89.9       71.4        170.5      137.5
  Service                            12.3       11.1         23.7       21.5
                                  -------    -------      -------    -------
                                    102.2       82.5        194.2      159.0
                                  -------    -------      -------    -------
Gross margin                        102.8       85.0        192.8      164.4
                                  -------    -------      -------    -------
Expenses:
  Selling and administrative         55.8       49.5        105.0       97.2
  Research and development (net)     17.7       12.6         33.5       26.8
  Investment tax credits related
   to prior years' research
   and development (Note 6)          (9.5)      (2.5)       (16.9)      (4.8)
  Amortization                        9.3        8.3         18.5       15.7
                                  -------    -------      -------    -------
                                     73.3       67.9        140.1      134.9
                                  -------    -------      -------    -------
Operating income                     29.5       17.1         52.7       29.5
Gain on sale of investment (Note 11)    -        3.6            -        3.6
Interest:
  Income                              1.3        1.6          2.5        3.4
  Expense                            (1.0)      (0.5)        (1.9)      (1.1)
                                  -------    -------      -------    -------
Income before income taxes           29.8       21.8         53.3       35.4
Income tax expense                    6.5        5.3         11.8        8.2
                                  -------    -------      -------    -------
Net income for the period         $  23.3    $  16.5      $  41.5    $  27.2
                                  =======    =======      =======    =======
Net income for the period
 attributable to common
 shareholders after preferred
 share dividends                  $  22.5    $  15.7      $  39.9    $  25.6
                                  =======    =======      =======    =======
Net income per common share (Note 7):
  Basic                           $  0.21    $  0.15      $  0.37    $  0.24
                                  =======    =======      =======    =======
  Fully diluted                   $  0.20    $  0.14      $  0.36    $  0.23
                                  =======    =======      =======    =======

                             Mitel Corporation

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in millions of Canadian dollars)
                               (Unaudited)

                                                          Six Months Ended
                                                          Sept. 26,  Sept. 27,
                                                          1997       1996
                                                          -------    -------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income for the period                               $  41.5    $  27.2
  Amortization                                               18.5       15.7
  Investment tax credits                                     (8.6)         -
  (Gain) loss on sale of capital assets                      (0.8)      (3.6)
  Deferred income taxes                                       0.7        0.3
  Other non-cash operating items                              0.5        0.6
  Increase in working capital (Note 13)                     (34.1)     (20.0)
                                                          -------    -------
Total                                                        17.7       20.2
                                                          -------    -------
Investing activities:
  Additions to capital assets                               (22.7)     (34.7)
  Proceeds from disposal of capital assets                    6.8        3.8
  Acquisition (Note 10)                                     (21.6)         -
  Net change in non-cash balances related
   to investing activities                                   (6.6)       1.6
                                                          -------    -------
Total                                                       (44.1)     (29.3)
                                                          -------    -------
Financing activities:
  Increase in long-term debt                                 15.9       11.6
  Repayment of long-term debt                               (12.1)      (6.6)
  Dividends on preferred shares                              (1.6)      (1.6)
  Issue of common shares (Note 7)                             0.7        2.2
  Net change in non-cash balances related
   to financing activities                                      -        0.8
                                                          -------    -------
Total                                                         2.9        6.4
                                                          -------    -------
Effect of currency translation on cash                        0.1        0.8
                                                          -------    -------
Decrease in cash and short-term investments                 (23.4)      (1.9)

Cash and short-term investments, beginning of period        143.3      137.3
                                                          -------    -------
Cash and short-term investments, end of period            $ 119.9    $ 135.4
                                                          =======    =======

                                       6
<PAGE 7>
                              Mitel Corporation

              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 26, 1997 and the results of operations and the changes in financial position for the three and six month periods ended September 26, 1997 and September 27, 1996, in accordance with accounting principles generally accepted in Canada. (See also Note 12).

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

3.  The components of inventory are:

                                                     Sept. 26,   March 28,
                                                     1997        1997
                                                     -------     -------
    Raw materials                                    $  33.8     $  29.4
    Work-in-process                                     24.7        26.9
    Finished goods                                      35.8        26.8
                                                     -------     -------
                                                     $  94.3     $  83.1
                                                     =======     =======

4.  Fixed assets:

                                                     Sept. 26,   March 28,
                                                     1997        1997
                                                     -------     -------
    Cost                                             $ 439.7     $ 421.3
    Accumulated amortization                          (253.5)     (237.6)
                                                     -------     -------
                                                     $ 186.2     $ 183.7
                                                     =======     =======

5.  Other assets:

                                                     Sept. 26,   March 28,
                                                     1997        1997
                                                     -------     -------
    Cost:
      Patents, trademarks, and other                 $  17.0     $  10.6
      Research and development                          11.9           -
      Goodwill                                           4.7         4.7
      Investment tax credits recoverable                 5.0           -
      Assets held for resale                               -         5.9
                                                     -------     -------
                                                        38.6        21.2
                                                     -------     -------
    Less accumulated amortization:
      Patents, trademarks, and other                     6.7         6.0
      Research and development                           0.2           -
      Goodwill                                           1.5         1.4
                                                     -------     -------
                                                         8.4         7.4
                                                     -------     -------
                                                     $  30.2     $  13.8
                                                     =======     =======

On June 27, 1997, the Company sold the Boca Raton facility which was held as an asset for resale at March 28, 1997. The Company realized a gain and other income of approximately $1.8, or $0.02 per share, related to this sale.

On August 8, 1997, the Company acquired completed and in-process research and development (R&D) in connection with the purchase of the assets and technology business of Gandalf Technologies Inc. (See also Note 10). The R&D will be amortized over a period of ten years.

6.  Income taxes

As at September 26, 1997, the Company recognized a net Canadian ITC asset of $8.6 related to prior years' research and development expenses.

The ITCs recognized in earnings were comprised of two components:

    1) the recognition of ITCs in Fiscal 1998 for which management believes there is sufficient evidence of expected profitability from operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs, amounting to $5.0, or $0.05 per share, for the second quarter and $8.6, or $0.08 per share, year-to-date; and,

    2) ITCs realized for tax purposes in the second quarter and first half of Fiscal 1998, amounting to $4.5 (1997 - $2.5) and $8.3 (1997 - $4.8)
respectively. The benefit of recording these ITCs contributed to reducing the impact of a higher effective income tax rate in Canada, combining to result in an insignificant impact to net earnings.

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

7.  Capital stock:

    a)                                               Sept. 26,    March 28,
                                                     1997         1997
                                                     -------      -------
    Shares outstanding:
     Preferred shares - R&D Series                     1,616,500    1,616,500
     Common shares                                   107,594,956  107,414,631

There were no preferred shares repurchased during the six months ended September 26, 1997.

    b)  A summary of the Company's stock option activity is as follows:

                                                     Six Months Ended
                                                     Sept. 26,     Sept. 27,
                                                     1997          1996
                                                     -------       -------
    Outstanding options:
    Balance, beginning of period                     3,238,638     2,902,525
    Granted                                          1,070,500       699,000
    Exercised                                         (180,325)     (190,950)
    Cancelled                                          (30,875)      (25,000)
                                                     ---------     ---------
    Balance, end of period                           4,097,938     3,385,575
                                                     =========     =========

Available for grant at September 26, 1997 were 73,900 (March 28, 1997 - 1,113,525) common shares. The exercise prices on stock options issued range from $1.10 to $9.52 per share with exercise periods extending to August, 2007.

    c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods as follows:

                                   Three Months Ended    Six Months Ended
                                   Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                   1997       1996       1997       1996
                                   -------    -------    -------    -------
    Weighted average shares
     outstanding (millions)          107.5      107.2      107.5      107.2
                                   =======    =======    =======    =======

8.  The following table summarizes changes in the translation account:

                                   Three Months Ended    Six Months Ended
                                   Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                   1997       1996       1997       1996
                                   -------    -------    -------    -------
Balance, beginning of period       $   4.5    $   4.8    $   2.5    $   3.3
Increase (decrease):
  Movements in exchange rates -
     United Kingdom Pound Sterling    (2.5)       0.6       (0.4)       1.7
     Swedish Krona                     0.7        0.1        0.4        0.5
     Other currencies                  0.1        0.1        0.3        0.1
  Reduction of net investment in
   subsidiaries                          -       (0.7)         -       (0.7)
                                   -------    -------    -------    -------
Balance, end of period             $   2.8    $   4.9    $   2.8    $   4.9
                                   =======    =======    =======    =======

9. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

10. Acquisition

On August 8, 1997, the Company acquired certain assets of Gandalf Technologies Inc. (Gandalf) related to its technology business, (principally its remote access business). Gandalf's remote access products and technology facilitates high volume data and voice communications between the corporate office, local branches, teleworkers, and agents in the field. Gandalf's operations are based principally in Canada, the United States, and the United Kingdom. The Company acquired the assets and technology business for cash consideration of $21.6. The purchase agreement did not include Gandalf's service business.

This acquisition was accounted for by application of the purchase method under which the results of operations of Gandalf were included in the Company's accounts from the date of acquisition. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation using standard valuation techniques. An amount of $15.3 was allocated to identifiable intangible assets which include completed and in-process research and development, trademarks, and the tradename. The identifiable intangible assets will be amortized over ten years.

The purchase transaction is summarized as follows:

 Net assets acquired, at approximate fair value:
 Current assets                 $   6.6
 Capital assets                    16.1
                                -------
 Total assets                      22.7
 Current liabilities                1.1
                                -------
 Total net assets               $  21.6
                                =======

 Cash consideration             $  21.6
                                =======

11. Gain on sale of investment

On September 27, 1996, the Company sold its equity investment in Esprit Telecom (Jersey) Ltd. (Esprit), a non-strategic holding which was carried at a nominal cost. The gain on the sale of shares in Esprit was $3.6.

12.  United States accounting principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in Note 21 to the consolidated financial statements as at March 28, 1997. In addition, under U.S. GAAP, acquired in-process R&D with no alternative future use is written-off against net earnings upon acquisition. Under Canadian GAAP, acquired in-process R&D is capitalized and amortized over its estimated useful life, subject to a periodic review of its recoverability.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                  Three Months Ended    Six Months Ended
                                  Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                  1997       1996       1997       1996
                                  -------    -------    -------    -------
Net income for the period in accordance with
Canadian GAAP                     $  23.3    $  16.5    $  41.5    $  27.2
Write-off of acquired
 in-process R&D                      (2.7)         -       (2.7)         -
Effect of deferral accounting
 related to foreign
 exchange contracts                   0.3          -       (0.3)         -
Adjustment to deferred income taxes  (5.0)      (1.0)      (1.3)      (0.5)
                                  -------    -------    -------    -------

U.S. GAAP and SEC requirements:
Net income for the period         $  15.9    $  15.5    $  37.2    $  26.7
                                  =======    =======    =======    =======
Net income for the period
 attributable to common
 shareholders after preferred
 share dividends                  $  15.1    $  14.7    $  35.6    $  25.1
                                  =======    =======    =======    =======

Net income per common share       $  0.14    $  0.14    $  0.33    $  0.23
                                  =======    =======    =======    =======

Weighted average common shares
 and common share equivalents
 outstanding (millions)             108.8      108.5      108.6      108.5
                                  =======    =======    =======    =======

                                                          Six Months Ended
                                                          Sept. 26,  Sept. 27,
                                                          1997       1996
                                                          -------    -------
Cash flow information presented in conformity
 in all material respects with U.S. GAAP:

Cash provided by (used in)

Operating activities - Canadian and U.S. GAAP             $  17.7    $  20.2
                                                          -------    -------
Investing activities - Canadian GAAP                        (44.1)     (29.3)
Change in short-term investments                             51.9       73.2
Additions to capital assets under capital lease              13.2       15.1
                                                          -------    -------
Investing activities - U.S. GAAP                             21.0       59.0
                                                          -------    -------
Financing activities - Canadian GAAP                          2.9        6.4
Increase in capital leases                                  (13.2)     (15.1)
                                                          -------    -------
Financing activities - U.S. GAAP                            (10.3)      (8.7)
                                                          -------    -------
Effect of currency translation on cash flows                  0.1        0.8
                                                          -------    -------
Increase in cash                                             28.5       71.3
Cash position, beginning of period                           55.5       52.4
                                                          -------    -------
Cash position, end of period                              $  84.0    $ 123.7
                                                          =======    =======

Balance sheet items in conformity with U.S.
 GAAP and SEC requirements:

                                                          Sept. 26,  March 28,
                                                          1997       1997
                                                          -------    -------
Cash                                                      $ 84.0     $ 55.5
Short-term investments                                      35.9       87.8
Investment tax credits recoverable                           9.0        6.1
Other assets                                                31.0       19.4
Accounts payable and accrued liabilities                   103.0      128.3
Redeemable preferred shares                                 34.4       34.4
Common shares                                              599.9      599.2
Contributed surplus                                          2.5        2.5
Deficit                                                   (257.3)    (292.9)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 Earnings Per Share (SFAS 128), which is effective for annual and interim periods ending after December 15, 1997. The Company's pro forma earnings per share giving effect to SFAS 128, would be as follows:

                                    Three Months Ended    Six Months Ended
                                    Sept. 26,  Sept. 27,  Sept. 26,  Sept. 27,
                                    1997       1996       1997       1996
                                    -------    -------    -------    -------
Pro forma basic earnings per share  $  0.14    $  0.14    $  0.33    $  0.23
Pro forma diluted earnings
 per share                          $  0.14    $  0.13    $  0.32    $  0.23

In addition, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130 Comprehensive Income (SFAS 130) and No. 131 Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 130 and SFAS 131 will be effective for the Company's March 26, 1999 year end. The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

13. Net change in non-cash working capital balances related to operating activities:

                                                         Six Months Ended
                                                         Sept. 26,  Sept. 27,
                                                         1997       1996
                                                         -------    -------
Accounts receivable                                      $ (16.3)   $  10.3
Inventories                                                 (6.9)     (11.4)
Accounts payable and accrued liabilities                    (9.8)     (10.5)
Deferred revenue                                            (1.5)      (4.5)
Other                                                        0.4       (3.9)
                                                         -------    -------
                                                         $ (34.1)   $ (20.0)
                                                         =======    =======

14. Certain of the Fiscal 1997 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)


The Company achieved the highest quarterly sales and earnings performance in its history in the three months ended September 26, 1997. Total second quarter revenue of $205.0 was 22 percent higher than Fiscal 1997's second quarter revenue of $167.5. By product group, Semiconductor quarterly revenue grew by 43 percent and Business Communications Systems (BCS) quarterly revenue was up 13 percent from the same period last year. The Semiconductor growth rate was mainly attributable to increased shipments of integrated and hybrid circuits. The BCS revenue growth was driven by higher sales volumes of SX-2000(R) and SX-200(R) systems, including the recently launched SX-200 ML, telephone sets and new convergent systems. During the first six months of Fiscal 1998, revenue grew by 20 percent to $387.0 from $323.4 last year. The year-to-date revenue growth rates were 30 percent for Semiconductors and 15 percent for BCS when compared to the first half of Fiscal 1997.

The Company reported record quarterly net income of $23.3, or $0.21 per share, for the quarter ended September 26, 1997, an improvement of $6.8, or $0.06 per share, over the second quarter of Fiscal 1997. Net income in the quarter benefited from an accrual for investment tax credits (ITCs) amounting to $5.0, or $0.05 per share, related to ITCs expected to be realized in the foreseeable future. Last year's second quarter net income included a gain from the sale of a non-strategic investment which resulted in a $3.6 gain, or $0.03 per share. The remaining net improvement of $0.04 per share over the second quarter of Fiscal 1997 was due to the higher sales volumes and lower expenses as a percentage of sales resulting from recent management actions taken to focus operations and improve the sales channels. For the six months ended September 26, 1997, net income was $41.5, or $0.37 per share, as against net income of $27.2, or $0.24 per share, for the six month period ended September 27, 1996.

On August 8, 1997, the Company acquired the assets and technology business of Gandalf Technologies Inc. (Gandalf) for cash consideration of $21.6. The technology business principally addresses the remote access market with leading edge high volume data and voice communications products. The Gandalf business, now a division of Mitel Corporation, was substantially integrated into Mitel's operations at quarter-end.

Net income and cash flows for each period as determined in accordance with United States generally accepted accounting principles are detailed in Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the quarter ended September 26, 1997 compared with the same period in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 28, 1997. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the

U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                       Six Months                  Six Months
                       Ended             % of      Ended             % of
                       Sept. 26, 1997    Total     Sept. 27, 1996    Total
                       -------           -----     -------           -----
      United States    $ 191.8            50 %     $ 151.7            47 %
      Europe             109.8            28         103.2            32
      Other Regions       59.6            15          42.1            13
      Canada              25.8             7          26.4             8
                       -------           ---       -------           ---
                       $ 387.0           100 %     $ 323.4           100 %
                       =======           ===       =======           ===

For the quarter ended September 26, 1997, the net movement in exchange rates from Fiscal 1997 positively impacted total revenue by 1 percent ($2.1) as a result of favorable changes in the UK pound sterling exchange rate. The year-to-date favorable impact of net movements in exchange rates from Fiscal 1997 on Fiscal 1998 first half revenues amounted to 2 percent ($5.5).

Revenue, by product group, was distributed as follows:

                       Six Months                   Six Months
                       Ended             % of       Ended             % of
                       Sept. 26, 1997    Total      Sept. 27, 1996    Total
                       -------           -----      -------           -----
Business Communications
   Systems             $ 251.4            65 %      $ 219.0            68 %
Semiconductors           135.6            35          104.4            32
                       -------           ---        -------           ---
                       $ 387.0           100 %      $ 323.4           100 %
                       =======           ===        =======           ===

Business Communications Systems

Business Communications Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, call controller products, remote access products, and the GX5000(R). All of the Company's service revenue relates to BCS, primarily PBX.

Compared to the first half of last year, BCS product revenue increased by 15 percent due to higher sales volumes of SX-2000 and SX-200 series systems, including the associated pull-through of system sets; new convergence system sales of networked voice and data products; increased shipments of call controllers; and higher service revenue. The recent second quarter acquisition of Gandalf did not have a significant impact on the results of operations for the six month period ended September 26, 1997.

The U.S. indirect sales channel benefited from a strong North American economy and the successful launch of the SX-200 ML, late in the fourth quarter of Fiscal 1997. The SX-200 ML voice system is aimed at the fast-growing small business, under-100 line, market in the United States and other countries.
The SX-200 ML was made available to the Company's U.S. supply houses and dealers and selected Canadian and Caribbean telephone companies during the first quarter of Fiscal 1998. In turn, the dealers began their launch early in the second quarter of this fiscal year to stimulate additional sales through the channel.

The U.S. direct sales channel benefited from both strong growth in the installation of new systems as well as from upgrades in the existing customer base.

With respect to call controllers, European sales increased in Fiscal 1998 as a result of recently deregulated network access services in the UK which created a strong demand by alternate carriers for Mitel's call controllers.

BCS sales into the Asia Pacific region continue to be adversely affected by the ongoing effects of tight monetary policies in China and intense price competition.

In proportion to total revenue, BCS service revenue remained steady at approximately 10 percent of total revenue. Service revenue grew mainly due to the new managed service business in the United Kingdom where telecom product-related services are channeled through outsourcing companies. The program was introduced in the second half of Fiscal 1997.

On August 8, 1997 and as noted above, the Company acquired for cash consideration of $21.6 the assets and technology business, (principally its remote access business), of Gandalf. The acquired assets include Gandalf's leading edge remote access products and technology, which facilitate high volume data and voice communications between the corporate office, local branches, teleworkers and agents in the field in a cost-effective manner.
The technology acquisition also included Gandalf's other product inventory and rights to the Gandalf tradename and trademarks. The agreement did not include Gandalf's service business. The acquisition complements Mitel's other initiatives in bringing telecommunications and computers together, and the recent purchase of the UK assets of Global Village Communications (UK) Limited (Global Village) which occurred in January of 1997.

Semiconductors

Semiconductor revenue increased by 30 percent from the first half of last year as a result of increased demand for the Company's integrated circuits and thick film hybrid products, primarily in the U.S. and the Far East regions. The increase in Mitel's semiconductor business reflects the world-wide growth in the communications segment of the semiconductor industry and growth in the market for application specific integrated circuits (ASICs), particularly for medical applications. Increased demand for communications products incorporating existing Mitel Semiconductor components by the Company's traditional customer base, along with the introduction of new components, including those intended for CTI/multimedia applications led to increased sales volumes compared to the same six month period last year. The Company's recent investments in production and testing equipment also increased manufacturing capacity leading to a reduction in product lead times and in the order backlog.

The Company took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, which has a semiconductor plant in Jarfalla, Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada. Both initiatives were necessary to meet the growing demand for Mitel's integrated circuits. The most significant part of the first phase of the Bromont expansion program, which concerns the improvement of the volume capacity of the existing 100 mm wafer production, was completed during the first quarter of Fiscal 1997. The second part of the first phase, which will introduce new 0.8 micron technology, as well as the second phase, intended to increase the plant's production capacity by converting to 150 mm wafer production, are scheduled to be completed in the final quarter of Fiscal 1998.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 50 percent for the respective three and six months ended September 26, 1997, 1 percentage point lower than the respective periods in Fiscal 1997. The product gross margin was 51 percent in both the second quarter and first half of Fiscal 1998, 2 percentage points lower than in the comparative periods of Fiscal 1997. Product gross margin declined mainly due to pricing pressures for the BCS products, which was partially offset by higher volumes of semiconductor products. The service gross margin improved to 37 percent and 40 percent for the three and six month periods ended September 26, 1997, an improvement of 2 percentage points and 3 percentage points over the respective comparative periods. The service margin improvement was due to service call efficiencies and better technician utilization resulting from higher system sales in North America.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the second quarter of Fiscal 1998 were $55.8, or 27 percent of sales, compared with $49.5, and 30 percent of sales, for the comparable period in Fiscal 1997. Year-to-date, S&A expenses were 27 percent of sales, 3 percentage points lower than the first half of last year.

S&A expenses decreased as a percentage of sales primarily due to spending restraints applied to marketing programs, higher efficiencies and focus in the sales channels, and reduced corporate overhead costs. The improvement was partially offset by the effects of consolidating the businesses acquired from Global Village and Gandalf. The Company acquired the business and assets of Global Village, an ISDN solution provider based in the United Kingdom, during the fourth quarter of Fiscal 1997. The Company acquired certain assets and the technology business of Gandalf on August 8, 1997.

During the fourth quarter of Fiscal 1997, the Company announced plans to restructure its BCS operations and recorded a charge of $13.0 to the Company's operating expenses, of which $8.0 related mainly to severance costs for operations in North America and the United Kingdom. The balance of the charge related to a write-off of the Company's investment in its joint venture in China. During the six month period ended September 26, 1997, restructuring charges amounting to $5.3 were charged to the provision; actions and charges related to the remaining provision of $2.1 will be substantially completed by the end of Fiscal 1998.

Research and Development

R&D expenses amounted to $17.7 and $33.5, each at 9 percent of revenue, for the three and six month periods ended September 26, 1997. This compares to $12.6 and $26.8, or 8 percent of revenue, in the respective second quarter and first half periods of Fiscal 1997. These amounts are exclusive of related R&D capital asset amortization and net of Canadian federal government R&D incentives earned.

Mitel's R&D program integrates its programs for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; remote access; new ISDN applications; and real-time applications microelectronic components.

For the respective three and six month periods ended September 26, 1997, the Company recorded a total of $9.5 and $16.9 for Canadian ITCs related to prior years' R&D. The ITC accrual was comprised of two components. The first component amounted to $4.5 in the second quarter and $8.3 year to date which related to ITCs that are expected to be realized for tax purposes in Fiscal 1998. In the respective comparative periods of Fiscal 1997, the Company recorded an amount of $2.5 and $4.8 under the same circumstances. The benefit of recording these ITCs reduced the impact of a higher effective income tax rate in Canada. These ITC's, when netted against the Canadian income tax expense, resulted in an insignificant impact to net earnings. The second component of the accrual amounted to $5.0 and $8.6, or $0.05 and $0.08 per share, for the respective three and six month periods in Fiscal 1998, and related to management's assessment that reasonable assurance exists for realizing the benefit of ITCs carried forward in the foreseeable future. The reasonable assurance is derived from management's assessment that there is sufficient evidence of profitability in the near future from operations in which these carryforwards arose.

Amortization

Amortization increased in the second quarter of Fiscal 1998 to $9.3 from $8.3 for the comparable period in Fiscal 1997. For the six months ended September 26, 1997, amortization increased by $2.8 to $18.5 compared to the first half of Fiscal 1997. The increase is due primarily to the semiconductor capacity expansion capital program and replacements and upgrades to the Company's other manufacturing plants

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, was $0.3 in the three month period ended September 26, 1997 compared to $1.1 for the same period in Fiscal 1997. Interest income decreased from the same period last year primarily due to lower interest rates and lower cash balances available for investment. The increase in interest expense over the same period last year resulted from an increase in the Company's capital leases, partially offset by the repayment of the Florida industrial and development bonds on July 3, 1997.

INCOME TAXES

Income tax expense for the second quarter and first half of Fiscal 1998 was $6.5 and $11.8 respectively and compares to $5.3 and $8.2 for the same periods in Fiscal 1997. Before accounting for the ITCs, income tax expense for the second quarter and first half of Fiscal 1998 was $2.0 and $3.5 compared to $2.8 and $3.4 in the respective periods of last year. A lower effective tax rate through the first half of Fiscal 1998 was due to lower UK earnings, partially offset by higher provincial income taxes in Canada. The Fiscal 1997 effective tax rate was higher due to the sale of an investment in Esprit Telecom (Jersey) Ltd. which occurred in the second quarter of that fiscal year.

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

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At September 26, 1997, order backlog was $143.8 compared to $135.1 at March 28 1997. The increase in backlog was attributable to increased BCS bookings offset by a lower semiconductor backlog. However recent investments in semiconductor production capacity has shortened product lead times resulting in higher shipments and draw-down the backlog. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $119.9 at September 26, 1997 compared to $143.3 at March 28, 1997. The decrease of $23.4 from the end of Fiscal 1997 was mainly due to the acquisition of Gandalf for $21.6 on August 8, 1997, increased working capital requirements and additions to capital assets during the first half of Fiscal 1998 offset by cash flow provided by operations and an increase in capital leases.

Cash flow provided by operations amounted to $17.7 during the six months ended September 26, 1997. This compares to the first half of Fiscal 1997 when cash provided by operations was $20.2. Since March 28, 1997, the Company's working capital has increased by $25.0 to $231.3 primarily due to increased accounts receivables on higher revenues and to higher inventory levels. Inventory levels increased in order to meet future higher demand for both semiconductor and BCS products. Other liabilities decreased due, in part, to charges against the restructuring provision recorded in the fourth quarter of Fiscal 1997. Income taxes decreased with the payment of Fiscal 1997 taxes in Canada and a decrease in VAT recoverable in the UK.

Fixed asset additions were $20.1 during the first half of Fiscal 1998. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. The semiconductor capital program is comprised of two phases as described earlier in this management's discussion and analysis. Phase one, which was completed in the second quarter of Fiscal 1998, cost approximately $8.6. The total cost of phase two is expected to be $40.5. At the end of the second quarter of Fiscal 1998, approximately $34.2 was spent on the phase two project. Management expects that Fiscal 1998 capital expenditures will be lower than Fiscal 1997 levels of $73.9.

As at September 26, 1997, there were no assets held for resale. Land previously held for resale with a carrying value of $1.5 was reclassified to fixed assets during the second quarter of Fiscal 1998. Management intends to hold the land to meet future requirements.

On June 27, 1997, the Company sold the Boca Raton facility which was previously held as an asset for resale. The proceeds from the sale, which amounted to $6.6, were used to retire the Florida industrial revenue and development bonds (IRBs) of $4.1, to which the facility was pledged as security.

Total long-term debt, net of repayments, increased by $3.8 from the end of Fiscal 1997 due to new capital leases. The increase in capital leases was partially offset by the repayment of the Florida industrial revenue and development bonds on July 3, 1997.

As at September 26, 1997, the Company's capitalization was comprised of 16 percent debt, 8 percent preferred equity, and 76 percent common equity. This compares to 17 percent debt, 9 percent preferred equity and 74 percent common equity at the end of Fiscal 1997.

In addition to cash and short-term investment balances of $119.9 as at September 26, 1997, the Company has unused lines of credit in North America and the UK of approximately $32.8.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.



_________

M Mitel (design) Mitel, SX-200, SX-2000 and GX5000 are registered.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 24, 1997 at the Company's headquarters in Kanata, Ontario, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:   In respect of electing seven directors to the Board;
Motion 2:   In respect of appointing Ernst & Young as the Company's auditors;

The results of matters submitted to a vote of shareholders were as follows:

    Motion 1:                        Shares
    For                              58,073,419
    Vote Withheld                       127,173

    Motion 2:                        Shares
    For                              57,602,978
    Vote Withheld                       646,207

The following seven directors were elected at the 1997 Annual Meeting: Dr. John B. Millard, Dr. Henry Simon, Mr. Jonathon I. Wener, Mr. Hubert T. Lacroix, Mr. Peter Van Cuylenburg, Mr. Anthony L. Craig, and Mr. Donald W. Patterson. Mr. Paul G. Vien, previously a director, did not stand for re-election to the Board at the 1997 Annual Meeting.

Item 6. Exhibits and Reports on Form 8-K

a)  Exhibits

    Exhibit 11(a) Computation of earnings per share under Canadian accounting principles.
    Exhibit 11(b)   Computation of earnings per share under United
                    States accounting principles.
    Exhibit 27      Financial Data Schedule

b)  Reports on Form 8-K
    There were no reports on Form 8-K filed for the three months ended September 26, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MITEL CORPORATION

   October 28, 1997                          JEAN-JACQUES CARRIER
   ----------------                          ----------------------------
   Date                                      Jean-Jacques Carrier
                                             Vice President of Finance
                                              and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit Number       Description
--------------       -----------
11(a)                Computation of earnings per share under
                     Canadian accounting principles. . . . . . . . . . . 26


11(b)                Computation of earnings per share under
                     United States accounting principles . . . . . . . . 27


27                   Financial Data Schedule

                               MITEL CORPORATION                Exhibit 11(a)

                      COMPUTATION OF EARNINGS PER SHARE
                       (CANADIAN ACCOUNTING PRINCIPLES)
           (in millions of Canadian dollars, except per share amounts)

                                 Three Months Ended      Six Months Ended
                                 Sept. 26,  Sept. 27,    Sept. 26,  Sept. 27,
                                 1997       1996         1997       1996
                                 -------    -------      -------    -------
BASIC EPS

Net income                       $  23.3    $  16.5      $  41.5    $  27.2
Less: dividends on cumulative
 preferred shares                   (0.8)      (0.8)        (1.6)      (1.6)
                                 -------    -------      -------    -------

Adjusted net income              $  22.5    $  15.7      $  39.9    $  25.6
                                 =======    =======      =======    =======

Weighted average shares
 outstanding (millions)            107.5      107.2        107.5      107.2
                                 =======    =======      =======    =======

Basic EPS                        $  0.21    $  0.15      $  0.37    $  0.24
                                 =======    =======      =======    =======

FULLY DILUTED EPS

Adjusted net income as determined
 under basic EPS                $   22.5    $  15.7      $  39.9    $  25.6
Imputed interest on stock options    0.1        0.1          0.3        0.2
                                 -------    -------      -------    -------

Adjusted net income              $  22.6    $  15.8      $  40.2    $  25.8
                                 =======    =======      =======    =======

Weighted average shares outstanding
 as determined under
 basic EPS (millions)              107.5      107.2        107.5      107.2

Weighted average shares on
 conversion of stock options         4.1        3.4          4.1        3.4
                                 -------    -------      -------    -------

Adjusted weighted average shares
 outstanding (millions)            111.6      110.6        111.6      110.6
                                 =======    =======      =======    =======

Fully diluted EPS                $  0.20    $  0.14      $  0.36    $  0.23
                                 =======    =======      =======    =======

                               MITEL CORPORATION                Exhibit 11(b)

                      COMPUTATION OF EARNINGS PER SHARE
                     (UNITED STATES ACCOUNTING PRINCIPLES)
          (in millions of Canadian dollars, except per share amounts)

                                 Three Months Ended      Six Months Ended
                                 Sept. 26,  Sept. 27,    Sept. 26,  Sept. 27,
                                 1997       1996         1997       1996
                                 -------    -------      -------    -------
PRIMARY EPS

Net income                       $  15.9    $  15.5      $  37.2    $  26.7
Less: dividends on cumulative
 preferred shares                   (0.8)      (0.8)        (1.6)      (1.6)
                                 -------    -------      -------    -------

Adjusted net income              $  15.1    $  14.7      $  35.6    $  25.1
                                 =======    =======      =======    =======

Weighted average shares and
 share equivalents (millions)      108.8      108.5        108.6      108.5
                                 =======    =======      =======    =======

Primary EPS                      $  0.14    $  0.14      $  0.33    $  0.23
                                 =======    =======      =======    =======

FULLY DILUTED EPS (1)

Adjusted net income as
 determined under primary EPS    $  15.1    $  14.7      $  35.6    $  25.1
                                 =======    =======      =======    =======

Weighted average shares (millions) 108.8      108.5        108.6      108.5

Weighted average shares on
 conversion of stock options         0.3          -          0.5          -
                                 -------    -------      -------    -------

Adjusted weighted average shares and
  share equivalents (millions)     109.1      108.5        109.1      108.5
                                 =======    =======      =======    =======
Fully diluted EPS                $  0.14    $  0.14      $  0.33    $  0.23
                                 =======    =======      =======    =======

(1) This calculation is submitted in accordance with Release No. 33-5133 under the Securities Act of 1933, as amended, even though the amounts of per share earnings on a fully dilutive basis are not required to be stated under the provisions of APB Opinion No. 15.