Form 10-Q
period 1997-12-26
MITEL CORP
filed 1998-02-09
CIK 352435

                                                  http://www.mitel.com

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q


   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 26, 1997

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

   Registrant's telephone number, including area code: (613)592-2122

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            Yes  (X)     No  ( )


The number of common shares outstanding as at January 28, 1998 was 108,100,506.

                               Mitel Corporation

                                    INDEX


PART I.   FINANCIAL INFORMATION (Unaudited)


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
           December 26, 1997 and March 28, 1997 . . . . . . . . . . . . . 3

          Consolidated Statements of Retained Earnings -
           Three months ended December 26, 1997 and December 27, 1996
           Nine months ended December 26, 1997 and December 27, 1996. . . 4

          Consolidated Statements of Income -
           Three months ended December 26, 1997 and December 27, 1996
           Nine months ended December 26, 1997 and December 27, 1996. . . 5

          Consolidated Statements of Cash Flows -
           Nine months ended December 26, 1997 and December 27, 1996. . . 6

          Notes to the Consolidated Financial Statements . . . . . . . . .7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .15


PART II.  OTHER INFORMATION


ITEM 6.   REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . .23

                               Mitel Corporation
                    (incorporated under the laws of Canada)

                          CONSOLIDATED BALANCE SHEETS
                       (in millions of Canadian dollars)
                                 (Unaudited)

                                                         Dec. 26,   March 28,
                                                         1997       1997
                                                         -------    -------
ASSETS
Current assets:
  Cash and short-term investments                        $ 139.9    $ 143.3
  Accounts receivable                                      182.5      156.7
  Inventories (Note 3)                                      96.3       83.1
  Prepaid expenses                                           5.3        4.2
  Investment tax credits recoverable (Note 6)                5.9          -
                                                         -------    -------
                                                           429.9      387.3

Capital assets:
  Fixed assets (Note 4)                                    191.5      183.7
  Other assets (Notes 5 and 6)                              36.0       13.8
                                                         -------    -------
                                                         $ 657.4    $ 584.8
                                                         =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities               $ 115.8    $ 124.3
  Income and other taxes payable                            16.5       15.7
  Deferred revenue                                          24.6       26.2
  Current portion of long-term debt                         18.3       14.8
                                                         -------    -------
                                                           175.2      181.0

Long-term debt                                              46.6       43.0
Pension liability                                           12.2       11.3
Deferred income taxes                                       10.1       10.0
                                                         -------    -------
                                                           244.1      245.3
                                                         -------    -------
Shareholders' equity:
  Capital Stock (Note 7)
    Preferred shares                                        37.2       37.2
    Common shares                                          155.2      153.3
  Contributed surplus                                       32.3       32.3
  Retained earnings                                        178.9      114.2
  Translation account (Note 8)                               9.7        2.5
                                                         -------    -------
                                                           413.3      339.5
                                                         -------    -------
                                                         $ 657.4    $ 584.8
                                                         =======    =======

                               Mitel Corporation

                   CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)
                                  (Unaudited)

                                     Three Months Ended  Nine Months Ended
                                     Dec. 26,  Dec. 27,  Dec. 26,  Dec. 27,
                                     1997      1996      1997      1996
                                     -------   -------   -------   -------
Retained earnings,
 beginning of period                 $ 154.1   $ 105.0   $ 114.2   $  79.4

Net income for the period               25.6      11.5      67.1      38.7
                                     -------   -------   -------   -------
                                       179.7     116.5     181.3     118.1

Dividends on preferred
 shares (Note 9)                        (0.8)     (0.8)     (2.4)     (2.4)
                                     -------   -------   -------   -------

Retained earnings,
 end of period                       $ 178.9   $ 115.7   $ 178.9   $ 115.7
                                     =======   =======   =======   =======


                               Mitel Corporation

                       CONSOLIDATED STATEMENTS OF INCOME
          (in millions of Canadian dollars, except per share amounts)
                                  (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                     Dec. 26,   Dec. 27,  Dec. 26,   Dec. 27,
                                     1997       1996      1997       1996
                                     -------    -------   -------    ------
Revenue:
  Products                           $ 194.3    $ 156.3   $ 542.1    $ 445.7
  Service                               21.2       16.8      60.4       50.8
                                     -------    -------   -------    -------
                                       215.5      173.1     602.5      496.5
                                     -------    -------   -------    -------
Cost of sales (excluding amortization):
  Products                              91.6      73.0      262.1      210.5
  Service                               13.3      11.4       37.0       32.9
                                     -------    -------   -------    -------
                                       104.9      84.4      299.1      243.4
                                     -------    -------   -------    -------
Gross margin                           110.6      88.7      303.4      253.1
                                     -------    -------   -------    -------
Expenses:
  Selling and
   administrative                       57.8      53.3      162.8      150.5
  Research and development (net)        17.9      14.1       51.4       40.9
  Investment tax credits related to prior years'
   research and development (Note 6)    (9.9)     (2.8)     (26.8)      (7.6)
  Amortization                          10.0       8.5       28.5       24.2
                                     -------    -------   -------    -------
                                        75.8      73.1      215.9      208.0
                                     -------    -------   -------    -------
Operating income                        34.8      15.6       87.5       45.1
Gain on sale of investment
 (Note 11)                                 -         -          -        3.6
Interest:
  Income                                 1.4       1.4        3.9        4.8
  Expense                               (1.0)     (0.6)      (2.9)      (1.7)
                                     -------    -------   -------    -------
Income before income taxes              35.2      16.4       88.5       51.8
Income tax expense                       9.6       4.9       21.4       13.1
                                     -------    -------   -------    -------
Net income for the period            $  25.6   $  11.5    $  67.1    $  38.7
                                     =======   =======    =======    =======
Net income for the period attributable
 to common shareholders after
 preferred share dividends           $  24.8    $  10.7   $  64.7    $  36.3
                                     =======   =======    =======    =======
Net income per common share (Note 7):
  Basic                              $  0.23    $  0.10   $  0.60    $  0.34
                                     =======   =======    =======    =======
  Fully diluted                      $  0.22    $  0.10   $  0.59    $  0.33
                                     =======   =======    =======    =======

                               Mitel Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in millions of Canadian dollars)
                                 (Unaudited)

                                                         Nine Months Ended
                                                         Dec. 26,   Dec. 27,
                                                         1997       1996
                                                         -------    -------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income for the period                              $  67.1    $  38.7
  Amortization                                              28.5       24.2
  Investment tax credits                                   (14.0)         -
  Gain on sale of capital assets                            (0.7)      (4.3)
  Deferred income taxes                                        -        0.3
  Other non-cash operating items                             0.7        0.5
  Increase in working capital (Note 13)                    (34.0)     (33.9)
                                                         -------    -------
Total                                                       47.6       25.5
                                                         -------    -------
Investing activities:
  Additions to capital assets                              (39.5)     (56.2)
  Proceeds from disposal of capital assets                   6.8        4.9
  Acquisition (Note 10)                                    (21.6)         -
  Net change in non-cash balances
   related to investing activities                          (4.1)      (2.4)
                                                         -------    -------
Total                                                      (58.4)     (53.7)
                                                         -------    -------
Financing activities:
  Increase in long-term debt                                22.4       18.4
  Repayment of long-term debt                              (16.0)      (9.3)
  Dividends on preferred shares                             (2.4)      (2.4)
  Issue of common shares (Note 7)                            1.9        2.4
  Net change in non-cash balances
   related to financing activities                             -        0.8
                                                         -------    -------
Total                                                        5.9        9.9
                                                         -------    -------
Effect of currency translation on cash                       1.5        3.3
                                                         -------    -------
Decrease in cash and short-term investments                 (3.4)     (15.0)

Cash and short-term investments,
 beginning of period                                       143.3      137.3
                                                         -------    -------
Cash and short-term investments,
 end of period                                           $ 139.9    $ 122.3
                                                         =======    =======

                               Mitel Corporation

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         (in millions of Canadian dollars, except per share amounts)
                                  (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 26, 1997 and the results of operations and the changes in financial position for the three and nine month periods ended December 26, 1997 and December 27, 1996, in accordance with accounting principles generally accepted in Canada. (See also Note 12).

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

3.  The components of inventory are:

                                                         Dec. 26,   March 28,
                                                         1997       1997
                                                         -------    -------
    Raw materials                                        $  34.9    $  29.4
    Work-in-process                                         28.6       26.9
    Finished goods                                          32.8       26.8
                                                         -------    -------
                                                         $  96.3    $  83.1
                                                         =======    =======

4.  Fixed assets:

                                                         Dec. 26,   March 28,
                                                         1997       1997
                                                         -------    -------
    Cost                                                 $ 458.2    $ 421.3
    Accumulated amortization                              (266.7)    (237.6)
                                                         -------    -------
                                                         $ 191.5    $ 183.7
                                                         =======    =======

5.  Other assets:

                                                         Dec. 26,   March 28,
                                                         1997       1997
                                                         -------    -------
    Cost:
      Patents, trademarks, and other                     $  20.5    $  10.6
      Purchased R&D                                         11.7          -
      Investment tax credits recoverable                     8.1          -
      Goodwill                                               5.0        4.7
      Assets held for resale                                   -        5.9
                                                         -------    -------
                                                            45.3       21.2
                                                         -------    -------
    Less accumulated amortization:
      Patents, trademarks, and other                         6.8        6.0
      Purchased R&D                                          0.6          -
      Goodwill                                               1.9        1.4
                                                         -------    -------
                                                             9.3        7.4
                                                         -------    -------
                                                         $  36.0    $  13.8
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

6.  Income taxes

As at December 26, 1997, the Company recognized a net Canadian ITC asset of $14.0 related to prior years' research and development expenses.

The ITCs recognized in earnings were comprised of two components:

1) the recognition of ITCs in Fiscal 1998 for which management believes there is sufficient evidence of expected profitability from operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs, amounting to $5.4, or $0.05 per share, for the third quarter and $14.0, or $0.13 per share, year-to-date; and,

2) ITCs realized for tax purposes in the third quarter and first nine months of Fiscal 1998, amounting to $4.5 (1997 - $2.8) and $12.8 (1997 - $7.6) respectively. The benefit of recording these ITCs contributed to reducing the impact of a higher effective income tax rate in Canada, combining to result in an insignificant impact to net earnings.

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

7.  Capital stock:
    a)

                                                   Dec. 26,     March 28,
                                                   1997         1997
                                                   -----------  -----------
      Shares outstanding:

       Preferred shares - R&D Series                 1,616,500    1,616,500
       Common shares                               107,986,506  107,414,631

There were no preferred shares repurchased during the nine months ended December 26, 1997.

    b) A summary of the Company's stock option activity is as follows:

                                                   Nine Months Ended
                                                   Dec. 26,   Dec. 27,
                                                   1997       1996
                                                   -------    -------
      Outstanding options:
      Balance, beginning of period                 3,238,638  2,902,525
      Granted                                      1,112,500    708,650
      Exercised                                     (571,875)  (232,062)
      Cancelled                                      (38,250)   (40,150)
      Balance, end of period                       3,741,013  3,338,963

Available for grant at December 26, 1997 were 39,275 (March 28, 1997 - 1,113,525) common shares. The exercise prices on stock options issued range from $1.10 to $11.73 per share with exercise periods extending to December, 2007.

    c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods as follows:

                                     Three Months Ended    Nine Months Ended
                                     Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                     1997       1996       1997       1996
                                     -------    -------    -------    -------
  Weighted average shares
  outstanding (millions)               107.9      107.3      107.6      107.2
                                     =======    =======    =======    =======

8.  The following table summarizes changes in the translation account:

                                    Three Months Ended    Nine Months Ended
                                    Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                    1997       1996       1997       1996
                                    -------    -------    -------    -------
  Balance, beginning of period      $   2.8    $   4.9    $   2.5    $   3.3
  Increase (decrease):
    Movements in exchange rates -
     United Kingdom Pound Sterling      5.5        5.5        5.1        7.2
     United States Dollar               1.2          -        1.4          -
     Swedish Krona                      0.2       (0.7)       0.6       (0.6)
     Other currencies                     -       (0.7)       0.1       (0.2)
    Reduction of net investment
    in subsidiaries                       -       (0.1)         -       (0.8)
                                    -------    -------    -------    -------
  Balance, end of period            $   9.7    $   8.9    $   9.7    $   8.9
                                    =======    =======    =======    =======

9. The Company has not declared or paid any dividends on its common shares. During the third quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

10.  Acquisition

On August 8, 1997, the Company acquired certain assets of Gandalf Technologies Inc. (Gandalf) related to its technology business (principally its remote access business). Gandalf's remote access products and technology facilitate high volume data and voice communications between the corporate office, local branches, teleworkers, and agents in the field. Gandalf's operations are based principally in Canada, the United States, and the United Kingdom. The Company acquired the assets and technology business for cash consideration of $21.6. The purchase agreement did not include Gandalf's service business.

This acquisition was accounted for by application of the purchase method under which the results of operations of Gandalf were included in the Company's accounts from the date of acquisition. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation using standard valuation techniques. An amount of $14.9 was allocated to identifiable intangible assets which include completed and in-process research and development, trademarks, and the tradename. The identifiable intangible assets will be amortized over ten years.

The purchase transaction is summarized as follows:

 Net assets acquired, at approximate fair value:

 Current assets                  $   7.1
 Capital assets                     15.6
                                 -------
 Total assets                       22.7

 Current liabilities                 1.1
                                 -------
 Total net assets                $  21.6
                                 =======

 Cash consideration              $  21.6
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

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the calculation of basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                     Three Months Ended    Nine Months Ended
                                     Dec. 26,   Dec. 27,   Dec. 26,   Dec. 27,
                                     1997       1996       1997       1996
                                     -------    -------    -------    -------
Net income for the period in
 accordance with Canadian GAAP       $  25.6    $  11.5    $  67.1    $  38.7
Write-off of acquired in-process R&D       -          -       (2.7)         -
Amortization of acquired
 in-process R&D                          0.1          -        0.1          -
Effect of deferral accounting related
 to foreign exchange contracts          (9.5)      (4.0)      (9.8)      (4.5)
Adjustment to deferred income taxes      0.8          -       (0.5)         -
                                     -------    -------    -------    -------

U.S. GAAP and SEC requirements:
Net income for the period            $  17.0    $   7.5    $  54.2    $  34.2
Less: dividends on cumulative
 preferred shares                        0.8        0.8        2.4        2.4
                                     -------    -------    -------    -------
Adjusted net income                  $  16.2    $   6.7    $  51.8    $  31.8
                                     =======    =======    =======    =======

Net income per common share:
   Basic                             $  0.15    $  0.06    $  0.48    $  0.30
                                     =======    =======    =======    =======
   Diluted                           $  0.15    $  0.06    $  0.48    $  0.29
                                     =======    =======    =======    =======

Weighted average shares for
 basic EPS (millions)                  107.9      107.3      107.6      107.2
Weighted average shares on conversion
 of stock options                        1.6        1.3        1.1        1.3
                                     -------    -------    -------    -------
Adjusted weighted average shares
 and share equivalents (millions)    $ 109.5    $ 108.6    $ 108.7    $ 108.5
                                     =======    =======    =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) Options outstanding for the nine months ended December 26, 1997 to purchase 328,500 shares of common stock at an average exercise price of $9.76 per share.

ii) Options outstanding for the three and nine months ended December 27, 1996 to purchase 643,500 shares of common stock at an average exercise price of $9.32 per share.

                                                         Nine Months Ended
                                                         Dec. 26,   Dec. 27,
                                                         1997       1996
                                                         -------    -------
Cash flow information presented in conformity in
 all material respects with U.S. GAAP:

Cash provided by (used in)
Operating activities - Canadian and U.S. GAAP            $  47.6    $  25.5
                                                         -------    -------
Investing activities - Canadian GAAP                       (58.4)     (53.7)
Change in short-term investments                            12.4       (5.5)
Additions to capital assets under capital lease             20.0       18.2
                                                         -------    -------
Investing activities - U.S. GAAP                           (26.0)     (41.0)
                                                         -------    -------
Financing activities - Canadian GAAP                         5.9        9.9
Increase in capital leases                                 (20.0)     (18.2)
                                                         -------    -------
Financing activities - U.S. GAAP                           (14.1)      (8.3)
                                                         -------    -------
Effect of currency translation on cash flows                 1.5        3.3
                                                         -------    -------
Increase (decrease) in cash                                  9.0      (20.5)
Cash position, beginning of period                          55.5       52.4
                                                         -------    -------
Cash position, end of period                             $  64.5    $  31.9
                                                         =======    =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                         Dec. 26,   March 28,
                                                         1997       1997
                                                         -------    -------
Cash                                                     $  64.5    $  55.5
Short-term investments                                      75.4       87.8
Investment tax credits recoverable                          10.7        6.1
Other assets                                                38.3       19.4
Accounts payable and accrued liabilities                   129.6      128.3
Redeemable preferred shares                                 34.4       34.4
Common shares                                              601.1      599.2
Contributed surplus                                          2.5        2.5
Deficit                                                   (241.1)    (292.9)

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

13. Net change in non-cash working capital balances related to operating activities:

                                                         Nine Months Ended
                                                         Dec. 26,   Dec. 27,
                                                         1997       1996
                                                         -------    -------

     Accounts receivable                                 $ (17.4)   $   0.2
     Inventories                                            (6.4)     (13.6)
     Accounts payable and accrued liabilities               (6.5)     (19.9)
     Deferred revenue                                       (3.0)      (2.3)
     Other                                                  (0.7)       1.7
                                                         -------    -------
                                                         $ (34.0)   $ (33.9)
                                                         =======    =======

14. Certain of the Fiscal 1997 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)


The Company remained on track with higher sales and earnings relative to last year. Total third quarter revenue of $215.5, an all-time Company record, was 24 percent higher than Fiscal 1997's third quarter revenue of $173.1. By product group, Business Communications Systems (BCS) quarterly revenue was up 25 percent and Semiconductor quarterly revenue grew by 23 percent from the same period last year. The BCS revenue growth was driven by higher sales volumes of SX-2000(R) and SX-200(R) systems, including the recently launched SX-200 ML, telephone sets, new convergent systems and increased service revenue. The Semiconductor growth rate was mainly attributable to increased shipments of integrated and hybrid circuits. During the first nine months of Fiscal 1998, revenue grew by 21 percent to $602.5 from $496.5 last year. The year-to-date revenue growth rates were 27 percent for Semiconductor and 18 percent for BCS when compared to the first nine months of Fiscal 1997.

The Company reported record quarterly net income of $25.6, or $0.23 per share, for the quarter ended December 26, 1997, an improvement of $14.1, or $0.13 per share, over the third quarter of Fiscal 1997. Net income in the quarter benefited from an accrual for investment tax credits (ITCs) amounting to $5.4, or $0.05 per share, related to ITCs expected to be realized in the foreseeable future. The improvement over the third quarter of Fiscal 1997 was due to the higher sales volumes and lower expenses as a percentage of sales resulting from actions taken to focus operations and improve the sales channels. For the nine months ended December 26, 1997, net income was $67.1, or $0.60 per share, as against net income of $38.7, or $0.34 per share, for the nine month period ended December 27, 1996.

On August 8, 1997, the Company acquired the assets and technology business of Gandalf Technologies Inc. (Gandalf) for cash consideration of $21.6. The technology business principally addresses the remote access market with leading edge high volume data and voice communications products. The Gandalf business, now a division of Mitel Corporation, was substantially integrated into Mitel's operations at the end of the second quarter of Fiscal 1998.

Net income and cash flows for each period as determined in accordance with United States generally accepted accounting principles are detailed in Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three and nine months ended December 26, 1997 compared with the same periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 28, 1997. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of systems, subsystems and microelectronic components to world markets in the telephony, computer telephony integration (CTI) and communications industries. These products and related services include voice communications systems; networked voice and data systems and CTI applications; client server telecom products; public switching systems; network enhancement and access products; integrated and hybrid circuits, ASIC components, optoelectronic devices and custom silicon wafers.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                                  Nine Months           Nine Months
                                  Ended          % of   Ended          % of
                                  Dec. 26, 1997  Total  Dec. 27, 1996  Total
                                  -------------  -----  -------------  -----
     United States                $ 288.6         48 %  $ 229.2         46 %
     Europe                         182.9         30      162.0         33
     Other Regions                   91.8         15       68.4         14
     Canada                          39.2          7       36.9          7
                                  -------        -----  -------        -----
                                  $ 602.5        100 %  $ 496.5        100 %
                                  =======        =====  =======        =====

For the quarter ended December 26, 1997, the net movement in exchange rates from Fiscal 1997 favorably impacted total revenue by 4 percent ($7.4) primarily as a result of changes in the UK pound sterling and US dollar exchange rates. The year-to-date favorable impact of net movements in exchange rates from Fiscal 1997 on Fiscal 1998 revenues amounted to 2 percent ($11.0).

Revenue, by product group, was distributed as follows:

                                  Nine Months           Nine Months
                                  Ended          % of   Ended          % of
                                  Dec. 26, 1997  Total  Dec. 27, 1996  Total
                                  -------------  -----  -------------  -----
     Business Communications
      Systems                     $ 398.7         66 %  $ 336.5         68 %
     Semiconductors                 203.8         34      160.0         32
                                  -------        -----  -------        -----
                                  $ 602.5        100 %  $ 496.5        100 %
                                  =======        =====  =======        =====

Business Communications Systems

Business Communications Systems (BCS) comprise PBX equipment and peripherals, CTI products and applications, client server telecom products, call controller products, remote access products, and the GX5000 (R). All of the Company's service revenue relates to BCS, primarily PBX.

Compared to the first nine months of last year, BCS product revenue increased by 18 percent due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of system sets; incremental sales of remote access products; new convergence system sales of networked voice and data products; increased shipments of call controllers; and higher service revenue.

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

The U.S. direct sales channel benefited from strong growth in the installation of new systems as well as from upgrades in the existing customer base.

With respect to call controllers, European sales increased in Fiscal 1998 as a result of recently deregulated network access services in the UK which created a strong demand by alternate carriers for Mitel's call controllers. European PBX sales are also up on upgrades sold through the installed base.

BCS sales into the Asia Pacific region continue to be adversely affected by the ongoing effects of weakened economies and intense price competition in that region. Management believes this trend will continue for the foreseeable future without a significant impact on the Company's results of operations.

In proportion to total revenue, BCS service revenue remained steady at approximately 10 percent of total revenue. Service revenue grew mainly due to the managed service business in the United Kingdom where telecom product-related services are channeled through outsourcing companies. The program was introduced in the second half of Fiscal 1997.

On August 8, 1997 and as noted above, the Company acquired for cash consideration of $21.6 the assets and technology business (principally its remote access business) of Gandalf. The acquired assets include Gandalf's leading edge remote access products and technology, which facilitate high volume data and voice communications between the corporate office, local branches, teleworkers and agents in the field in a cost-effective manner.
The technology acquisition also included Gandalf's other product inventory and rights to the Gandalf tradename and trademarks. The agreement did not include Gandalf's service business. The acquisition complements Mitel's other initiatives in bringing telecommunications and computers together, and the recent purchase of the UK assets of Global Village Communications (UK) Limited (Global Village) which occurred in January of 1997.

Semiconductors

Semiconductor revenue increased by 27 percent from the first nine months of last year as a result of increased demand for the Company's integrated circuits and thick film hybrid products, primarily in the U.S. and Asia Pacific regions. The increase in Mitel's semiconductor business reflects the world-wide growth in the communications segment of the semiconductor industry and growth in the market for application-specific integrated circuits (ASICs), particularly for medical applications. Increased demand for communications products incorporating existing Mitel Semiconductor components by the Company's traditional customer base, along with the introduction of new components, including those intended for CTI/multimedia applications led to increased sales volumes compared to the same nine month period last year. The Company's recent investments in production and testing equipment also increased manufacturing capacity leading to a reduction in product lead times and in the order backlog.

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

Subsequent to the quarter ended December 26, 1997, Mitel's Bromont wafer plant was out of operation for thirteen days due to an ice storm in Eastern Canada. The Company will be filing a claim under its business interruption insurance policy. Discussions will be held with the insurers in order to recover proceeds relating to the lost sales and increased operating costs as a result of the shutdown. The proceeds from the insurance claim will be netted against the related expenses incurred due to the ice storm.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 51 percent and 50 percent for the respective three and nine months ended December 26, 1997, equal to and 1 percentage point lower than the respective periods in Fiscal

1997. The product gross margin was 53 percent and 52 percent in the third quarter and first nine months of Fiscal 1998 respectively, equal to and 1 percentage point lower than in the comparative periods of Fiscal 1997.
Product gross margin declined mainly due to pricing pressures for the BCS products, which were partially offset by higher sales volumes of BCS and semiconductor products. The service gross margin improved to 37 percent and 39 percent for the three and nine month periods ended December 26, 1997, an improvement of 5 percentage points and 4 percentage points over the respective comparative periods. The service margin improvement was due to service call efficiencies and better technician utilization resulting from higher system sales in North America.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the third quarter of Fiscal 1998 were $57.8, or 27 percent of sales, compared with $53.3, and 31 percent of sales, for the comparable period in Fiscal 1997. Year-to-date S&A expenses were 27 percent of sales, 3 percentage points lower than the first nine months of the last fiscal year.

S&A expenses decreased as a percentage of sales primarily due to spending restraints applied to marketing programs, higher efficiencies and focus in the sales channels and reduced corporate overhead costs. The improvement was partially offset by the effects of consolidating the businesses acquired from Global Village and Gandalf. The Company acquired the business and assets of Global Village, an ISDN solution provider based in the United Kingdom, during the fourth quarter of Fiscal 1997. The Company acquired certain assets and the technology business of Gandalf on August 8, 1997.

During the fourth quarter of Fiscal 1997, the Company announced plans to restructure its BCS operations and recorded a charge of $13.0 to the Company's operating expenses, of which $8.0 related mainly to severance costs for operations in North America and the United Kingdom. The balance of the charge related to a write-off of the Company's investment in its joint venture in China. During the nine month period ended December 26, 1997, restructuring charges amounting to $6.1 were charged to the provision; actions and charges related to the remaining provision of $1.3 will be substantially completed by the end of Fiscal 1998.

Research and Development

R&D expenses amounted to $17.9 and $51.4, each at 8 and 9 percent of revenue, for the respective three and nine month periods ended December 26, 1997. This compares to $14.1 and $40.9, or 8 percent of revenue, in the respective third quarter and first nine months of Fiscal 1997. These amounts are exclusive of related R&D capital asset amortization and net of Canadian federal government R&D incentives earned.

Mitel's R&D program integrates its programs for existing products with development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; remote access; new ISDN applications; and real-time applications microelectronic components.

For the respective three and nine month periods ended December 26, 1997, the Company recorded a total of $9.9 and $26.8 for Canadian ITCs related to prior years' R&D. The ITC accrual was comprised of two components. The first component amounted to $4.5 in the third quarter and $12.8 year-to-date which related to ITCs that are expected to be realized for tax purposes in Fiscal 1998. In the respective comparative periods of Fiscal 1997, the Company recorded an amount of $2.8 and $7.6 under the same circumstances. The benefit of recording these ITCs reduced the impact of a higher effective income tax rate in Canada. These ITC's, when netted against the Canadian income tax expense, resulted in an insignificant impact to net earnings. The second component of the accrual amounted to $5.4 and $14.0, or $0.05 and $0.13 per share, for the respective three and nine month periods in Fiscal 1998, and related to management's assessment that reasonable assurance exists for realizing the benefit of ITCs carried forward in the foreseeable future. The reasonable assurance is derived from management's assessment that there is sufficient evidence of profitability in the near future from operations in which these carryforwards arose.

Amortization

Amortization increased in the third quarter of Fiscal 1998 to $10.0 from $8.5 for the comparable period in Fiscal 1997. For the nine months ended December 26, 1997, amortization increased by $4.3 to $28.5 compared to the first half of Fiscal 1997. The increase is due primarily to the semiconductor capacity expansion capital program and replacements and upgrades to the Company's other manufacturing plants.

INTEREST INCOME AND EXPENSE

Interest income, net of interest expense, was $0.4 in the three month period ended December 26, 1997 compared to $0.8 for the same period in Fiscal 1997. Interest income decreased from the same period last year primarily due to lower interest rates and lower cash balances available for investment. The increase in interest expense over the same period last year resulted from an increase in the Company's capital leases.

INCOME TAXES

Income tax expense for the third quarter and first nine months of Fiscal 1998 was $9.6 and $21.4 respectively and compares to $4.9 and $13.1 for the same periods in Fiscal 1997. Before accounting for the ITCs, income tax expense for the third quarter and first nine months of Fiscal 1998 was $5.1 and $8.6 compared to $2.1 and $5.5 in the respective periods of last year. A lower effective tax rate through the first nine months of Fiscal 1998 was due to lower UK earnings, partially offset by higher provincial income taxes in Canada. The Fiscal 1997 effective tax rate was higher due to the sale of an investment in Esprit Telecom (Jersey) Ltd. which occurred in the second quarter of that fiscal year.

Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition.
Such review may result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized. Management believes there is sufficient evidence of expected profitability from the Company's Canadian operations in the foreseeable future to provide reasonable assurance for accruing a future benefit of $14.0 related to ITCs. The accounting for the investment tax credits is more fully described in the Research and Development section of this management's discussion and analysis.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communication systems although manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At December 26, 1997, order backlog was $148.1 compared to $135.1 at March 28, 1997. The increase in backlog was attributable to increased BCS bookings offset by a lower semiconductor backlog. However recent investments in semiconductor production capacity have shortened product lead times resulting in higher shipments and a draw-down against the backlog. Most of the backlog is scheduled for delivery in the next twelve months.

YEAR 2000

Management has formed a Year 2000 Compliance Project and Program Office to establish and ensure Mitel's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants were engaged to assist with a comprehensive review of the Company's supporting information technology systems, product lines, and supply chain management to ensure a state of readiness for the Year 2000 date change. Based on tests conducted to date, management believes the Company's systems and products are substantially compliant and that the cost of remaining actions to be taken will not have a significant impact on the results of operations. Additional information regarding product line compliance with Year 2000 issues, including testing methodology, is available on the Company's web site at http://www.mitel.com.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $139.9 at December 26, 1997 compared to $143.3 at March 28, 1997. The decrease of $3.4 from the end of Fiscal 1997 was mainly due to the acquisition of Gandalf for $21.6 on August 8, 1997, increased working capital requirements and additions to capital assets during the first nine months of Fiscal 1998 offset by cash flow provided by operations and an increase in capital leases.

Cash flow provided by operations amounted to $47.6 during the nine months ended December 26, 1997. This compares to the first nine months of Fiscal 1997 when cash provided by operations was $25.5. Since March 28, 1997, the Company's working capital has increased by $48.4 to $254.7 primarily due to increased accounts receivable on higher revenues and to higher inventory levels. Inventory levels increased in order to meet future higher demand for both semiconductor and BCS products. Other liabilities decreased due, in part, to charges against the restructuring provision recorded in the fourth quarter of Fiscal 1997 and on payments relating to sales incentive programs.

Fixed asset additions were $32.8 during the first nine months of Fiscal 1998. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as upgrades to the Company's information technology resources. The semiconductor capacity expansion program is comprised of two phases as described earlier in this management's discussion and analysis. Phase one, which was substantially completed in the second quarter of Fiscal 1998, cost approximately $8.6. The total cost of phase two is expected to be $40.5. At the end of the third quarter of Fiscal 1998, approximately $36.0 was spent on the phase two project. Management expects that Fiscal 1998 capital expenditures will be lower than Fiscal 1997 levels of $73.9.

As at December 26, 1997, there were no assets held for resale. Land previously held for resale with a carrying value of $1.5 was reclassified to fixed assets during the second quarter of Fiscal 1998. Management intends to hold the land to meet future requirements.

On June 27, 1997, the Company sold the Boca Raton facility which was previously held as an asset for resale. The proceeds from the sale, which amounted to $6.6, were used to retire the Florida industrial revenue and development bonds (IRBs) of $4.1, to which the facility was pledged as security.

Total long-term debt, net of repayments, increased by $7.1 from the end of Fiscal 1997 due to new capital leases. The increase in capital leases was partially offset by the repayment of the Florida industrial revenue and development bonds on July 3, 1997.

As at December 26, 1997, the Company's capitalization was comprised of 16 percent debt, 8 percent preferred equity, and 76 percent common equity. This compares to 17 percent debt, 9 percent preferred equity and 74 percent common equity at the end of Fiscal 1997.

In addition to cash and short-term investment balances of $139.9 as at December 26, 1997, the Company has unused lines of credit in North America and the UK of approximately $33.9.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.
_________

M Mitel (design) Mitel, SX-200, SX-2000 and GX5000 are registered.

PART II - OTHER INFORMATION

Item 6.  Reports on Form 8-K

a)  Reports on Form 8-K

    There were no reports on Form 8-K filed for the three months ended December 26, 1997.

                           SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MITEL CORPORATION
                                      ----------------------------

February 9, 1998                      JEAN-JACQUES CARRIER
----------------                      ----------------------------
Date                                  Jean-Jacques Carrier
                                      Vice President of Finance
                                       and Chief Financial Officer

                               EXHIBIT INDEX

Exhibit           Description
-------           -----------

27                Financial Data Schedule