Form 10-K
period 1998-03-27
MITEL CORP
filed 1998-06-25
CIK 352435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED MARCH 27, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                         Commission File Number 1-8139

                               MITEL CORPORATION
             (Exact name of registrant as specified in its charter)


                           CANADA                                                    NOT APPLICABLE
--------------------------------------------------------------      ------------------------------------------------
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

         350 LEGGET DRIVE, KANATA, ONTARIO, CANADA                                      K2K IX3
--------------------------------------------------------------      ------------------------------------------------
          (Address of principal executive offices)                                (Zip or Postal Code)

      Registrant's telephone number, including area code:  (613) 592-2122

      Securities registered pursuant to Section 12(b) of the Act:

             Title of each class       Name of each exchange on which registered
             -------------------       -----------------------------------------
        COMMON SHARES, NO PAR VALUE              New York Stock Exchange

      The common shares are also listed on the Toronto, Montreal and London stock exchanges.

      Securities registered pursuant to Section 12(g) of the Act: NONE

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]    No
                                                ---       ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]
             ---
                           [Cover page 1 of 2 pages]


                                                 Exhibit Index Begins on Page 70

      At May 29, 1998, 108,459,056 common shares of Mitel Corporation were issued and outstanding. Non-affiliates of the registrant held 97,073,011 shares having an aggregate market value of U.S. $1,510,698,733 based upon the closing price of the common shares on the New York Stock Exchange (May 29, 1998 being the last trading day) of U.S. $15.5625.

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

                     EXCHANGE RATES OF THE CANADIAN DOLLAR
                               (NOON BUYING RATE)
(FINANCIAL INFORMATION IS EXPRESSED IN CANADIAN DOLLARS UNLESS OTHERWISE STATED)

      The high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last day of each full month during the period) and the period end exchange rate of the Canadian dollar in exchange for United States currency for each of the five calendar years ended December 31, 1997 and for the period January 1, 1998 through May 29, 1998, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below:

             JANUARY 1
             TO MAY 29,
               1998            1997            1996           1995           1994           1993
             ----------        ----            ----           ----           ----           ----
High          0.7105          0.7487          0.7513         0.7527         0.7632         0.8046
Low           0.6832          0.6945          0.7235         0.7023         0.7103         0.7439
Average       0.6960          0.7223          0.7332         0.7286         0.7318         0.7751
Period End    0.6863          0.6999          0.7301         0.7323         0.7128         0.7544

                          ---------------------------



      The following trademarks are mentioned in this Annual Report on Form 10-K:
M Mitel (design), MITEL, SX-50, SX-200, SX-2000, XpressStack, XpressWay, XpressConnect, LANline, SMART-1, GX5000, SUPERSET, iMAGINATION, NeVaDa, Mitel Personal Assistant, Mitel Media Path and RADICALL, which are trademarks of Mitel Corporation; Windows NT and Back Office, which are trademarks of Microsoft Corporation; FLEX, which is a trademark of Motorola Inc.; and AXEL, which is a registered service mark of Goldman, Sachs & Co.

                           [Cover page 2 of 2 pages]

                               TABLE OF CONTENTS

                SECTION                                                                          PAGE NO.
                -------                                                                          --------
PART I

Item 1.         Business                                                                            1
                Overview                                                                            1
                Business Strategy                                                                   1
                Recent Acquisitions                                                                 2
                Industry                                                                            3
                   Semiconductors                                                                   3
                   Business Communications Systems                                                  4
                Products and Customers                                                              4
                   Semiconductors                                                                   5
                   Business Communications Systems                                                  7
                Sales, Marketing and Distribution                                                   10
                   Semiconductors                                                                   10
                   Business Communications Systems                                                  11
                Competition                                                                         12
                   Semiconductors                                                                   12
                   Business Communications Systems                                                  13
                Manufacturing                                                                       14
                   Semiconductors                                                                   14
                   Business Communications Systems                                                  15
                Research and Development                                                            15
                   Semiconductors                                                                   15
                   Business Communication Systems                                                   15
                Proprietary Rights                                                                  16
                Government Regulation                                                               16
                Employees                                                                           17
                Backlog                                                                             18
                Forward-Looking Statements and Risk Factors                                         18
                   Foreign Exchange and Interest Rate Exposure and Concentration of Credit Risk     18
                   Technological Changes; Necessity to Develop and Introduce New Products           19
                   Competition                                                                      19
                   Environmental Regulations                                                        19
                   Regulatory Requirements                                                          20
                   Significant International Operations                                             20
                   Year 2000                                                                        20
                   Dependence on Key Personnel                                                      21
                   Intellectual Property Protection                                                 21
                   Intellectual Property Claims                                                     21
                   Acquisitions                                                                     22
                   Other Factors                                                                    22
Item 2.         Properties                                                                          22
Item 3.         Legal Proceedings                                                                   22
Item 4.         Submission of Matters to a Vote of Security Holders                                 23

PART II

                                       i

                SECTION                                                                          PAGE NO.
                -------                                                                          --------
Item 5.         Market for the Registrant's Common Equity and Related Stockholder Matters           24
Item 6.         Selected Financial Data                                                             25
Item 7.         Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                               26
Item 8.         Financial Statements and Supplementary Data                                         34
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                57

PART III

Item 10.        Directors and Executive Officers of the Registrant                                  57
                   Directors                                                                        57
                   Statement of Corporate Governance Practices                                      58
                   General                                                                          58
                   Mandate of the Board                                                             58
                   Composition of the Board and of its Committees                                   59
                   Audit Committee                                                                  59
                   Compensation Committee                                                           59
                   Nominating Committee                                                             60
                   Independence from Management                                                     60
                   Other                                                                            60
                   Executive Officers                                                               60
Item 11.        Executive Compensation                                                              61
                   Summary Compensation Table                                                       61
                   Employee Share Ownership Plan                                                    61
                   1991 Stock Option Plan for Key Employees and Non-Employee Directors              62
                   Stock Option Grants in Last Fiscal Year                                          63
                   Year-End Option Values Table                                                     63
                   Compensation of the President and Chief Executive Officer                        64
                   Executive Compensation Agreements                                                64
                   Compensation of Non-Employee Directors                                           65
                   Directors' and Officers' Liability Insurance                                     65
                   Indebtedness of Directors, Executive Officers and Senior Officers                65
                   Report on Executive Compensation                                                 66
                   Performance Graph                                                                67
Item 12.        Security Ownership of Certain Beneficial Owners and Management                      68
Item 13.        Certain Relationships and Related Transactions                                      69

PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                     69
Signatures                                                                                          72
Power of Attorney                                                                                   72
Annex A - Glossary of Terms                                                                         74

                                       ii

                                     PART I
ITEM 1.  BUSINESS

      Mitel maintains its financial accounts in Canadian dollars. All financial information and references to "$" and "dollars" are expressed in Canadian dollars unless otherwise stated. Unless the context indicates otherwise, "Mitel" and the "Company" refer to Mitel Corporation and its consolidated subsidiaries. A glossary of certain technical and industry terms used in this Annual Report on Form 10-K is included as Annex A attached.

OVERVIEW

      Mitel designs, manufactures and markets semiconductors, subsystems and systems to world markets in the communications industries. These products include integrated circuits ("ICs") for wired and wireless applications, application-specific integrated circuits ("ASICs"), optoelectronic devices and custom silicon wafers; voice communications systems, networked voice and data systems, applications and telephony-enabled servers; public switching systems; and alternate network and remote access products. The Company also provides related services. Service activities consist primarily of hardware and software maintenance, training and other ancillary support services. Mitel operates through two principal business units, Mitel Semiconductor and Business Communications Systems ("BCS").

      Mitel Semiconductor's standard and application-specific integrated circuits, analog line components, optoelectronic devices and custom silicon wafers are distributed worldwide as high performance solutions primarily for the communications industries and also for specialized industries such as aerospace, medical and instrumentation technologies. Mitel's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer. See "Business--Products and Customers--Semiconductors."

      Mitel's BCS business unit designs, manufactures and markets customer premise telephone switching systems (also known as Private Branch Exchanges or PBXs), specialized proprietary telephones, datasets, terminals, systems and applications providing integrated telephony and computer functionality ("computer telephony integration" or "CTI"), convergent voice and data systems, public switching equipment and alternate network and remote access products. See "Business--Products and Customers--Business Communications Systems."

      Mitel Corporation was incorporated in Canada in 1971 and continued under the Canada Business Corporations Act in 1976. The registered office and the principal executive offices of Mitel Corporation are located at 350 Legget Drive, Kanata, Ontario, Canada K2K1X3 and its telephone number at that address is (613) 592-2122.

BUSINESS STRATEGY

      Mitel's business strategy is to exploit the worldwide growth in the markets for communications components and products, including the convergence of the voice, data and video industries. Mitel implements this strategy by capitalizing on its core competencies in the design and production of microelectronic components for mixed-signal, radio-frequency ("RF") and system integration applications; the development of real-time and fault-tolerant system technologies; and the development of customer solutions that provide access to Mitel's newest technologies through cost-effective product migration and evolution. Mitel applies its core competencies at various levels of what the Company views as the "communications value chain," which represents the spectrum of target customers and markets from those for microelectronic components for wired, wireless and optoelectronic applications, to telephony sub-systems for convergent voice and data systems, to complete voice and multimedia systems as well as systems integration for selected enterprise markets.

      The key elements of Mitel's business strategy include the following:

      o to develop complete semiconductor customer solutions providing connectivity for voice and data over copper, air or fiber-optic transport media, with a focus on the core of the network for wired communications applications;

      o to be an integrated semiconductor company that (i) develops and markets "fabless" technologies of unique intellectual properties and (ii) owns "fab" facilities utilizing production processes in Complementary Metal Oxide Semiconductor ("CMOS") and bipolar; and

      o to evolve its business communications systems products from their proprietary nature to an open and distributed architecture that is based on industry standards and thereby benefit from the convergence of the voice, data and video industries.

      Management believes the Company is well positioned to implement its business strategy in the Mitel Semiconductor business unit by reason of its strong core technologies, which configure, signal, transport and switch voice and data; its position as a leader in RF technology, with key applications in tuners, set top boxes, analog and digital cellular telephones, pagers, wireless LAN and global positioning systems; its CMOS ASIC technology, which enables the Company to maintain a leadership position in medical applications and provide complex communications solutions for systems level integration; and its expertise with respect to optoelectronic devices principally found in transmitters and receivers for LANs and access networks, as well as in integrated circuits for optical storage applications. See "Business--Products and Customers--Semiconductors."

      In the BCS business unit, Mitel will pursue its strategy to remain a leader in modular, fiber-optic-based voice communications systems for the under-100 line size enterprise segment, and in seamless networking technologies that enable Mitel to scale its systems to larger line sizes. Mitel's leadership is based on its core competencies in real-time and fault-tolerant technologies, its products' ease of use and reliability and the strength of its indirect distribution channels to market. Mitel will continue to develop products that bring voice communications as an application to the information technology ("IT") infrastructure. Mitel's initiatives are aimed at telephony-enabling data servers for sale through enterprise IT channels as well as enterprise voice systems which use the LAN switching system as the communications backbone and utilize other network technologies for remote applications. Mitel will also seek to capitalize on its systems integration skills to market complete, fully-featured communications systems to selected vertical markets, principally the hospitality, educational, health and financial services markets. See "Business--Products and Customers--Business Communications Systems."

RECENT ACQUISITIONS

      Beginning in Fiscal 1996 through the first quarter of Fiscal 1999, Mitel has pursued strategic acquisitions. During such time the Company completed six transactions, commencing with the acquisition of Mitel Semiconductor AB (formerly ABB Hafo AB) in March 1996 and including the recently-completed acquisition of the Plessey Semiconductors Group ("Plessey"). Management believes that, as a result of such acquisitions, Mitel has increased its manufacturing capabilities and obtained complementary technology and product offerings and stronger distribution channels. The acquisitions were made in both the Mitel Semiconductor and BCS business units and include the transactions described below.

SEMICONDUCTORS

      On February 12, 1998, the Company acquired all of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey from The General Electric Company plc for U.S.$225.0 million in cash. Plessey, headquartered in Swindon, U.K., is an international semiconductor manufacturer for communications and media applications. Plessey now operates as Mitel Semiconductor Limited in the U.K. and as Mitel Semiconductor Americas Inc. in the U.S. As a result of the Plessey acquisition, management believes that Mitel ranks among the major networking and telecommunications semiconductor companies in the world, with a diverse product portfolio, advanced technology expertise and the ability to manufacture bipolar, CMOS and optoelectronic components.

      Management further believes that the Plessey acquisition significantly enhances the Company's operations, technologies and product portfolio by providing a strong customer base and an expanded geographic presence, enhanced research and development capabilities, increased manufacturing facilities and a diverse and complementary product line. Plessey had annualized sales of approximately U.S.$275.0 million based on sales for the fiscal quarter ended December 31, 1997. As a result of the acquisition, Mitel obtained technology expertise in radio frequency and high-speed transmission for communications and ASICs markets, as well as gate-array and reduced instruction set computer processor technologies. The acquired manufacturing capability principally includes two semiconductor fabrication facilities, a leading-edge 150 mm bipolar facility in Swindon, U.K. and a high performance 200 mm CMOS facility in Plymouth, U.K. that uses 0.35 micron technology. The product portfolio consists of ASIC components, wireless applications and mass optical storage and networking (fast ethernet) products, complemented by system level expertise for custom solutions. Management also believes that Plessey maintained a strong direct sales channel relationship with its customers that will also benefit Mitel as a result of the acquisition.

BUSINESS COMMUNICATIONS SYSTEMS

      On May 8, 1998, the Company acquired the assets of the Customer Premises Equipment ("CPE") Business Unit of Centigram Communications Corporation ("Centigram") for U.S.$22.0 million in cash. Mitel also purchased receivables and inventories related to that business for U.S.$4.8 million in cash. The addition of Centigram's leading voice messaging solutions to Mitel's broad communications product portfolio is expected to permit Mitel to respond to increasing customer demand for voicemail and unified messaging applications. The acquired business unit is based in San Jose, California, with worldwide sales coordinated through a broad network of independent distributors and agents.

      On August 8, 1997, the Company acquired the assets of the technology business of Gandalf Technologies Inc. ("Gandalf"), in particular the remote access business, for U.S.$14.9 million in cash. The acquired assets included Gandalf's remote access products and technology, which facilitate high volume data and voice communications between corporate home offices, local branches, teleworkers and agents in the field in a cost-effective manner. These products are currently sold worldwide as the XpressStack, Xpressway, XpressConnect and LANline lines of remote access devices. The acquisition also included Gandalf's inventory of remote access products, but did not include Gandalf's service business. The Gandalf business unit is based in Kanata, Ontario, Canada.

      On May 19, 1998, the Company acquired the products, technology, research and development facilities and sales and marketing organization of Telecom Sciences Corporation Limited ("TSc"), based in Glasgow, U.K., for (pound)3.4 million in cash. The acquisition enhances Mitel's product portfolio with Integrated Services Digital Network ("ISDN") business products for the small-to-medium enterprise market.

      On January 31, 1997, Mitel acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, for (pound)2.3 million in cash.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the Company's recent acquisitions.

INDUSTRY

      The global communications industry includes systems, software and products used for voice, data and video communications. This industry has undergone significant transformation and growth since the mid-1980s as a result of changes in domestic and international public policy, technological innovations and economic factors. Management believes that these factors will intensify, and that the number of customers and the complexity of the networks they demand will increase significantly over the next several years. In addition, management believes that such networks will increasingly become multifunctional in nature, supporting simultaneous wired or wireless access to combined voice, data and video communications services, thus reducing the operating costs associated with separate networks. Management further believes that the traditionally distinct technology platforms supporting voice and data will converge, as will the platforms for the traditionally separate wired and wireless networks. Management anticipates that significant industry growth areas will include wireless access, multifunctional systems and networking software and that the principal building blocks of the industry will continue to be software, microelectronics and product innovation in advanced digital switching and transmission platforms, supported by a competency in and a knowledge of telecommunications networking.

SEMICONDUCTORS

      The primary markets for Mitel Semiconductor products are growing and technologically-evolving industries. The telecommunications equipment, computer network server and medical devices industries represent major end-markets for Mitel Semiconductor products. Each of these industries is expected to grow significantly over the next several years, which management believes should provide revenue growth opportunities to Mitel. Increased requirements of end users and new opportunities should continue to drive the demand for telecom equipment and infrastructure. The deregulation of telecom services in many parts of the world has allowed new operators and service providers to be licensed, many of which need new equipment and facilities. The emergence of these new operators and service providers has, in turn, intensified the competitive environment, forcing existing operators and service providers to accelerate their capital spending plans. In addition, the low penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. In the United

States, information technology has been growing as a proportion of capital spending and server growth, in particular, has been spurred by the flow of information and the requirement within IT departments to make information accessible and cost-effective. Management believes that these developments represent significant new market opportunities for Mitel over the next several years.

BUSINESS COMMUNICATIONS SYSTEMS

      The PBX industry began to evolve in the late 1950s as businesses recognized that they could realize cost savings by reducing the number of telephone lines leased from the telephone company. In the late 1970s and early 1980s, growth in PBX systems exploded due to two main factors. First, the computer industry led the development of microelectronics, which facilitated the production of more cost-effective PBX products. Second, the monopoly held by American Telephone & Telegraph Company on the provision of telephone equipment and services was ended, thereby permitting alternate local PBX equipment suppliers to emerge (such suppliers are often referred to as "interconnects").

      The industry growth rate for PBX systems closely tracks general economic trends and is driven primarily by general business expansion. PBX sales depend significantly on the need of businesses to increase the capacity of their communications systems, replace older systems and obtain new software and hardware features for their existing systems. The average product life cycle is approximately seven years. Recently, the small and medium business sector, particularly in hospitality, government, health care and education, has contributed to PBX sales growth.

      Management expects that growth in the PBX industry will occur in two major areas related to overall solutions - customer premise switching platforms and applications. The customer premise switching market is experiencing the early effects of technological change with the introduction of Microsoft Windows NT-based PBXs and PBXs integrated with asynchronous transfer mode ("ATM") switches, as well as the emergence of the "all-in-one" communications system. Management believes the evolving convergence of voice, video and data requires systems that combine all three media on a single network infrastructure.

      The second major area for market growth is in applications. Increasingly, revenue growth is moving from the core switch into other areas such as call centers, messaging systems and computer telephony integration or CTI. Call centers typically run on a computer-based system that provides real-time monitoring of a telephone system's workload, distributes calls to the agent that is idle longest, uses a queuing or waiting list assignment that holds callers in queue until an agent is available, averages the random flow of traffic and decreases peak traffic load. Voice messaging is a computer-based system that enables flexible, non-simultaneous voice communications. CTI is the linking of voice (switch) and data (computer) systems in order to permit data and control information to be transferred between systems, thus providing integrated applications.

      Management believes that the Company is well positioned to respond to the business communications needs of each of these target markets.

PRODUCTS AND CUSTOMERS

      The following tables set forth Mitel's revenue by product group and geographic location of end customers, respectively, for the Company's last three fiscal years. A portion of Mitel Semiconductor's product output is supplied to the BCS business unit for incorporation into the Company's systems products. The revenue from these products is excluded from the calculation of Mitel's consolidated revenue and the revenue of the Semiconductor business unit.

                                                                          Millions of Dollars
                                          ---------------------------------------------------------------------------------
                                                                         Fiscal Year Ended:
                                             March 27, 1998                March 28, 1997                 March 29, 1996
                                          --------------------          --------------------          ---------------------
Semiconductors                            $321.7           36%          $221.0           32%          $120.9            21%
Business Communication Systems            $566.8           64%          $474.5           68%          $455.5            79%
TOTAL                                     $888.5          100%          $695.5          100%          $576.4           100%

                                                                          Millions of Dollars
                                          ---------------------------------------------------------------------------------
                                                                         Fiscal Year Ended:
                                             March 27, 1998                March 28, 1997                 March 29, 1996
                                          --------------------          --------------------          ---------------------
United States                             $404.1           46%          $312.6           45%          $271.7            47%
Europe                                    $293.7           33%          $228.8           33%          $173.1            30%
Other Regions                             $137.0           15%          $104.1           15%          $ 85.4            15%
Canada                                    $ 53.7            6%          $ 50.0            7%          $ 46.2             8%
TOTAL                                     $888.5          100%          $695.5          100%          $576.4           100%

      The principal geographic markets in which Mitel operates are the United States, Canada and the United Kingdom. Mitel also operates in China and other Asia-Pacific countries, Central and South America, Mexico, the Caribbean, France, Germany, Italy, the Middle East, the Netherlands and a limited number of African countries, including South Africa. The Company is not economically dependent on any one customer, and no one customer accounts for more than 10% of the Company's consolidated revenues. For additional information on foreign operations and geographic segments, see Note 21 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

SEMICONDUCTORS

      Mitel manufactures and sells semiconductor products in the following categories: wired communication components, wireless communication components, application-specific integrated circuit systems, optoelectronic components, and power and automotive. The Company also provides foundry services to third parties on a contract basis. Mitel's semiconductor revenue accounted for 36%, 32% and 21% of the Company's total revenue in Fiscal 1998, 1997 and 1996, respectively.

      Mitel's integrated circuits are microelectronic component parts which offer the high feature integration, low power consumption and low physical space demanded by the design of today's advanced communications systems. Such products are designed to provide advanced communications and control functions for a wide variety of electronic products and systems.

      Mitel's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer. As a result, management believes that Mitel Semiconductor's revenues are not as susceptible to the volatility and cyclical nature of revenue generally associated with the commodity-oriented segments of the semiconductor industry.

      Full custom semiconductor products rely on an original design and a unique interface. Such products take longer to design, but generally remain as a key component in the end product for the duration of its life cycle. Semi-custom products are proprietary products that have been altered to meet the specific requirements of individual customers. However, because semi-custom products are used in end products that tend to turn over quickly, semi-custom designs may be replaced with the next generation of end products. Commodity products are "pin for pin" replacements that sell primarily on the basis of performance, availability and price. Mitel's products are mostly proprietary and custom. Accordingly, management believes that once designed into a customer's product, Mitel's products form an integral part of the customer's system and are difficult to replace, as replacement would require some redesign of the system. A portion of Mitel Semiconductor's product output is supplied to the BCS business unit for incorporation into the Company's systems products. The revenue from these products is excluded from the calculation of Mitel's consolidated revenue and the revenue of the Semiconductor unit.

      Mitel Semiconductor has a diverse and established customer base in a wide spectrum of end markets. Mitel's semiconductor business unit serves over 3,300 customers, including leading manufacturers in the telecommunications, medical and media sectors.

WIRED COMMUNICATION COMPONENTS

      Mitel has established a line of analog and digital switching integrated circuit products that provide a high capacity for switching voice and data. This product line has recently been extended to include two new high-bandwidth digital switch products to meet the needs of the rapidly growing computer and multimedia communications market. Common applications for these IC products are PBXs, central offices and digital loop carriers.

      Mitel is a supplier of dual-tone multi-frequency receiver components ("DTMF"), which are used for remote control in high-volume applications such as facsimile and telephone answering machines. Mitel also manufactures products in the calling line identification market, including its continuous-phase-frequency-shift-key receivers that support special services such as calling party identification. Management believes that Mitel has strengthened its position in this market with the introduction of a second generation product, one of the first in the industry that supports industry standards in North America, Europe and the United Kingdom. Mitel targets these products to both the telephony and CTI markets.

      Mitel also manufactures high speed transport devices used to interface communication systems to a wide area network, thereby significantly improving performance and integration levels. Mitel is currently introducing a new line of such devices.

      Development programs now underway build upon Mitel's existing expertise in switching, transmission and terminal equipment to provide related functions in the emerging market segments of ATM and wireless telephony. ATM serves computer communication and multimedia needs, and wireless telephony extends the applicability of digital telephone components into cordless and cellular markets.

      Mitel also manufactures hybrid integrated circuits which permit the packaging of different technologies required by today's advanced computer systems and range in complexity from a simple collection of passive components to an extremely complex subsystem module. Mitel supplies these products as either standard circuits or as customized circuits designed for, and supplied to, a specific customer. In most cases, the hybrid component either incorporates, or is designed to work alongside, other Mitel components, thereby increasing the overall value of the solution to the customer. Some common applications for thin-film hybrid microcircuits are in PBXs, central office switches, multiplexers and set top boxes.

      Mitel provides a range of ethernet LAN components and is developing a new line of components for the emerging fast ethernet and gigabit ethernet LAN markets.

WIRELESS COMMUNICATION COMPONENTS

      Mitel's recent acquisition of Plessey strengthens its position as a supplier of communications ICs. Mitel supplies RF integrated circuits for wireless applications based on analog standards. The Company has recently introduced products for the latest Global System for Mobile Communications, Personal Communication Systems ("PCS"), and Code Division Multiple Access ("CDMA") digital standards used in basestations and handsets. Mitel is also a supplier of digital tuners used in set top boxes in satellite and cable applications and is developing components for terrestrial applications.

ASIC SYSTEMS

      Mitel's advanced CMOS process is the basis of a "System-On-A-Chip" digital ASIC family of products for communications and computing applications. In addition to ICs for communications systems, Mitel is also a leading supplier of analog ASICs for medical applications (such as pacemakers and hearing aids) and space applications (such as radiation hardened CMOS based on the Company's Silicon on Sapphire ("SOS") technologies). Mitel's expertise in low power and high reliability IC design has enabled the Company to provide the long battery life and product performance required by these applications.

      Management believes that Mitel is a major supplier of pacemaker ASICs and CMOS-based hearing aid ASICs. Mitel also offers these innovative technologies for low frequency wireless applications such as wireless headsets and electronic tags.

OPTOELECTRONIC COMPONENTS

      Mitel is a leading supplier of Light Emitting Diodes ("LED"), PIN diodes, photodetectors and duplex devices. These devices, which are built using gallium arsenide and indium phosphide technologies, allow Mitel to offer products to drive fiber optic cable in applications such as data networks including fiber channel, fiber distributed data interface and ATM. Mitel's optoelectronic components include a Vertical Cavity Surface Emitting Laser ("VCSEL") to address such applications as gigabit ethernet, as well as PIN/Pre-amp combo devices in which the pre-amplifier is mounted inside the same package as the photodetector, thereby improving performance and reducing assembly cost to the end-user. Mitel is also a supplier of advanced optical and channel devices for optical disk drives and in the emerging digital versatile disk market.

POWER AND AUTOMOTIVE

      The Company designs, manufactures and markets several non-communications products at its facility located in Lincoln, U.K. Applications for these products include principally Power and Automotive. This business unit is currently under strategic review.

      The Conventional Power product line includes a full range of products including bipolar transistors, thyristors and gate turn-off thyristors. These products operate in high power ranges over 100 kWs and are used in industrial, rail traction, aerospace and electric utility applications. The principal geographic markets for such products are in the U.K., France and North America. The Company has developed a set of insulated gate bipolar transistor power products to match the migration of the market from conventional power. These products are designed to operate at high power and low power ranges. Smart power products are integrated circuit microprocessor peripherals for power switch control of motor drives used in air conditioners, white goods, compressors, pumps and fans.

      Automotive products are based on the Company's core competency in radio frequency microwave design and manufacture of board level systems. There are three generic product groups: (i) transponders, which operate at 900MHz and are used in road tolling applications; (ii) short range proximity sensors, which operate at 2.5 GHz and are used in car alarms; and (iii) long range scanning systems, which operate at 77GHz and are developed for automatic cruise control systems.

FOUNDRY OPERATIONS

      Mitel's foundry operations offer specialty technology manufacturing to customer specifications. By building on the Company's mixed-signal integrated circuit manufacturing expertise, Mitel can offer unique features that are not widely available and address niche markets, such as those for low and high-voltage processes, double-poly technology, high precision resistors and charged coupled devices.

      The Custom Wafer Foundry business serves a growing base of customers both in the United States and Europe by performing sub-contract manufacturing of silicon wafers. Mitel views the business as a means of enhancing its manufacturing facilities to perform at near or full capacity with a diversified set of applications and hedging against market trends in any one segment. Mitel intends to increase the foundry business in Bromont, Quebec, Canada and in the newly acquired Plymouth, U.K. facility to ensure world-class manufacturing operations.

BUSINESS COMMUNICATIONS SYSTEMS

      The Company's business communications systems are primarily customer premises-based communications systems that are used in networks that enable businesses to communicate within and between locations. Management believes that future growth opportunities for BCS should be available in both developed and developing countries, but that a significant portion of any such growth opportunities is likely to be derived from the sale of communications systems in the United States and the United Kingdom. The Company intends to focus its marketing, development and sales efforts on PBX and peripheral products, open systems, applications, systems integration, public switching and alternate network and remote access products. Mitel's BCS and related service revenue grew by 20% in Fiscal 1998 and by 4% in Fiscal 1997, and accounted for 64%, 68% and 79% of the Company's total revenue in Fiscal 1998, 1997 and 1996, respectively.

PBX AND PERIPHERAL PRODUCTS

      Mitel's PBX systems, usually located on the customer's premises, permit a number of local telephones or computer terminals to communicate with each other, with or without use of the public telephone network. Mitel's PBX products are divided into categories adapted to the particular business size and configuration of the end user. Over the past 20 years, Mitel's PBX products have evolved from analog products to the current digital family of products. The Company's current line of LIGHT products and related peripherals permit the communication of voice and data information over conventional twisted-pair telephone wires or optical fiber. Mitel's larger products provide networking capabilities to link up to hundreds of locations.

      Although Mitel no longer manufactures new analog PBX equipment, the Company continues to support its existing analog PBXs by offering a complete line of remanufactured equipment that performs to specifications at the latest revision level.

      Mitel's top-of-the-line family of SX-2000 products utilizes digital switching technology to provide advanced voice and data capabilities for businesses requiring flexibility to configure a system that meets specific user needs. The SX-2000 and its networking protocols are designed to bring fully-integrated voice and data capabilities to the desktop over single twisted-pair wiring. To support networks utilizing these products, Mitel offers OPS Manager, an off-board computer software application that is closely integrated with the SX-2000 to perform network management from a central location.

      The SX-200 line of digital products provides small and medium size customers in North America with advanced telephone features typically found in larger systems such as the SX-2000. The current members of the SX-200 product line provide interface to a wide variety of user peripheral devices. In Fiscal 1997, Mitel introduced the SX200ML, a smaller but fully functional SX- 200 that is aimed at the 40 to 60 line-size business market. In Fiscal 1998, Mitel introduced the next generation SX-200, the SX-200 EL, which is directed at the 50 to 250 line-size business market.

      As a result of the acquisition of the business of TSc, Mitel provides ISDN business products, including the iMAGINATION key system product line, to the small-to-medium enterprise market in Europe.

      Some of Mitel's PBX systems can be configured with optional feature enhancements such as automatic call distribution and automated attendant functionality, message center and hotel/motel applications and powerful private network protocols in both digital and analog versions.

      The SUPERSET 400 series of digital business telephones and dataset products are designed for operation with Mitel PBXs. The sets provide various functionality such as feature access through fixed programmable buttons and visual prompt soft keys and, with the MILINK Data Module, integrated simultaneous voice and data on a single pair of wires.

      A new line of digital telephones designed for operation on the SX-200 and SX-2000 products was released in April 1998. The SS4000 phones continue the evolution of the Company's peripheral devices by introducing new features to the desktop such as full duplex hands-free speaker phone capability and touch sensitive soft keys.

OPEN COMMUNICATIONS SYSTEMS

      With the convergence of data and voice infrastructures, Mitel is focused on developing convergent solutions for the business enterprise. Management expects that this converged infrastructure should provide customers with significant efficiency improvements in the future. Customers are seeking to improve their current voice systems while leveraging the advantages of open computing platforms and operating systems. Mitel supports the advance of convergence of communications technologies. The Company works with a number of industry forums and industry-leading partners in the voice and data communications field to advance the convergence of computing and telecommunications technologies.

      Mitel's most recent product offerings in the open communications systems market are the SX-2000 for Windows NT and OPS Manager for Windows NT with Directory Services Support. The SX-2000 for Windows NT takes Mitel's
SX-2000 software and moves it into the open computing environment of a Windows NT pentium server. This allows businesses to integrate their PBX with other NT-based applications in a seamless manner, thereby eliminating the need for separate interface between those systems. The introduction of Directory Services support seeks to address the needs of business organizations attempting to maintain a large number of electronic systems and databases. Directory Services support is implemented through an industry standard protocol called Lightweight Directory Access Protocol, which integrates voice switching with the main directory server and permits moves, additions or changes to be made in a central location and propagated to all other databases.

      Mitel's MediaPath Server is a LAN-based communications system serving small businesses and workgroups of up to 96 users. It consists of software and telecommunications boards loaded on a standard pentium- or alpha-based LAN server running on the Microsoft Windows NT operating system and Microsoft BackOffice. This single-platform architecture leverages the power of computing to deliver easy-to-use telephony features such as MediaPath Phone (Windows-based phone application), MediaPath Attendant (Windows-based operator console) and MediaPath Auto-Attendant. MediaPath delivers an IT-centric "office-in-a-box" solution for small offices that are deploying data applications such as file and print servers, Exchange, E-mail and specific vertical market applications in a Microsoft environment. Mitel MediaPath provides additional "voice-enabling" technology to create converged solutions for such customers.

      The Mitel Global Developers Network program seeks to attract leading third-party developers to deliver productivity- enhancing business applications for MediaPath such as unified messaging, remote telephony assistant, customer help desk and vertically-targeted applications.

      Another open system developed by the Company, NeVaDa (Networked Voice and Data), unifies all functional levels of an organization's LAN and local voice network on a single broadband infrastructure that supports converged network management and call control, computer telephony and multimedia functions. By converging the two most business critical communication networks, NeVaDa delivers benefits to both users and the organization as a whole, facilitates the convergence of wide area access and wiring infrastructure, makes network management simpler, enhances network performance, allows organizations to leverage existing voice and computing investments and enables integrated multimedia applications.

      In Fiscal 1997, the Company established a new CTI product that is a computer attached telephone. Mitel's first commercial product, named MITEL Personal Assistant, is targeted at the lucrative small office/home office market, primarily in the U.S. Management believes that the Mitel Personal Assistant is an innovative product that blends the accessibility and reliability of the familiar telephone with the productivity features available through the PC to provide innovative benefits for the home office. Mitel Personal Assistant uses RS232 (serial port) and the new Universal Serial Bus standard, which provides high-bandwidth, hot-plug-and-play connectivity between the telephone and the PC to deliver the functionality and ease-of-use demanded in the target market. Mitel expects to launch the second generation product in the summer of calendar 1998.

APPLICATIONS

      Mitel develops applications software and interfaces that add value to the PBX at the desktop and workgroup level and take advantage of the convergence of computing and telecommunications technologies.

      Mitel's major application is a suite of call center products. Mitel addresses the call center market with software applications for three distinct areas: (i) call distribution, i.e., intelligently routing calls to agents, (ii) agent automation, i.e., tying network intelligence like calling line ID to a database of information that provides agents with a screen of information on the calling customer and (iii) call management, i.e., performing functions such as measuring the performance targets of agents, forecasting staff and forecasting call traffic.

      With the recent acquisition of the CPE Division of Centigram, Mitel has enhanced its offering of voice messaging products. Management believes that voice messaging has become a critical part of PBX sales such that customers view it as a PBX feature. The continued success of voice messaging will depend on both a tighter integration of the application to the switch as well as continued enhancements to some of the newer developing technologies like unified messaging, which is the integration of voicemail, E-mail and fax mail.

SYSTEMS INTEGRATION

      In North America and the United Kingdom, Mitel offers end users systems integration services to configure, install and service a full array of PBX and communication products, including non-Mitel products.

      In North America, this service is provided by Mitel Telecommunications Systems, Inc. which focuses on providing systems integration services in the top 25 metropolitan areas for national and regional accounts, as well as to large single site accounts.

      In the United Kingdom, the Mitel Solutions Division provides systems integration services to several key market segments for medium-to-large businesses.

PUBLIC SWITCHING

      The Public Switching business unit designs, markets and sells the GX5000 product line. The GX5000 platform is a compact, sophisticated switching system capable of undertaking numerous applications. Among its most common applications are digital end office replacements for U.S. independent telephone companies, digital network overlay services for networks in developing countries, rural public switched telephone network services, satellite communications gateways and provision of a carrier network integrated front end for voice processing systems.

      During Fiscal 1999, management expects the Company to add new capabilities to the GX5000 platform to respond to the needs of independent telephone companies for additional services, including ISDN and asymmetric digital subscriber line ("ADSL") services.

      With changes in the regulatory environment, management anticipates that the Competitive Local Exchange Carriers ("CLECs") should emerge as potential customers for the GX5000 product line. CLECs bundle communications, information technology and certain entertainment services for all of the users in a particular service area such as an apartment complex or housing development. These services generally are offered at lower long term costs to such users, since the CLECs negotiate more favorable rates with alternate network access providers than could be obtained by individual users. Mitel believes that a compact system like the GX5000 is an ideal central office product for such an environment.

ALTERNATE NETWORK AND REMOTE ACCESS

      The Alternate Network Access product group designs, markets and sells the SMART-1 call controller or automatic dialer family of products for the analog and digital voice communications and fax markets. Management believes that the explosion of the Internet has created a new opportunity for its alternate network access products. The Company has developed a new product variant which attaches to fax machines and routes long distance fax calls off the traditional telephone networks into the Internet networks through Internet service providers, thereby reducing long distance costs and providing substantial cost savings on fax calls to the end user.

      The Remote Access product group designs, markets and sells remote access products and technology under the brand name Gandalf. Such products facilitate high volume data and voice communications between corporate office, local branches, teleworkers and agents in the field. Gandalf's technology capabilities are strongest in the areas of modular design, integration of voice and data, remote telephony and data compression and encryption.

SALES, MARKETING AND DISTRIBUTION

SEMICONDUCTORS

      The principal customers for Mitel's semiconductors are customer premise and network communication equipment manufacturers. Mitel's semiconductor products are also marketed to data communications suppliers as the integration of computing and telecommunications continues. Mitel sells its products in over 100 countries, through a network of 50 independent representatives and distributors and through a dynamic direct sales force. Representatives generally have strong relationships with and interact directly with end customers. These representatives assist with the design of customer solutions incorporating Mitel products, which are then supplied through distributors. The direct sales force is comprised of major account teams which target specific large customers for both custom wafer design and standard product deliveries.

      The primary markets for Mitel Semiconductor products are growing and technologically-evolving industries. The medical devices, computer network server and telecommunications equipment industries represent major end markets for Mitel Semiconductor. Management believes that these industries should provide revenue growth opportunities to Mitel during Fiscal 1999. In addition, Mitel Semiconductor's revenue stability has been supported by various factors which have continued to drive demand for telecommunications equipment and infrastructure. In particular, deregulation of telecommunications services worldwide has allowed new operators and service providers to be licensed, most of which need new equipment and facilities. The emergence of these new operators has, in turn, intensified the competitive environment, frequently forcing existing operators and service providers to accelerate their capital spending plans. The low penetration of telephone service in emerging countries is also a strong driver for wireless as well as wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

      The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in central locations in the United Kingdom, the United States, Canada, Brazil and Singapore to serve the customer bases in Europe, North America, South America and the Far East, respectively. The applications groups assist OEMs in designing their next generation products using Mitel components. Mitel has a strong record of design wins and of attracting customers' solicitation of design ideas. The design win cycle starts when a potential customer approaches Mitel to develop a semiconductor for a new product which meets certain specifications. Once Mitel's design is selected for a product, Mitel generally is assured of providing the semiconductor for the product until the product is no longer manufactured. The average life cycle of the end-products to which Mitel supplies microelectronic components is between three and five years. The recent additions to the semiconductor product lines through the purchase of Plessey have been integrated into Mitel's sales channels worldwide.

NORTH AMERICA

      Mitel's semiconductor products (other than ASICs and foundry services) are sold through representatives of manufacturers and distributors and, increasingly, directly to OEMs. Mitel's sales representatives, who deal directly with the end customer, assist with the design of systems incorporating Mitel products. These products are then supplied through distributors. To enhance sales, major account teams target specific large customers for standard product deliveries. Design centers (strategically located close to the customer base in Scotts Valley, San Jose, Irvine and San Diego, California for West Coast customers and in Kanata, Ontario, Canada for East Coast customers) provide ASIC services. Foundry services are provided from a sales office in Tempe, Arizona, with technical support from Bromont, Quebec, Canada.

EUROPE

      Sales of Mitel semiconductor components in Europe have been coordinated primarily through independent distributors which perform the dual function of sales representative and distributor. Mitel's strategic accounts are supported directly through its own sales force. Together with its distributors, Mitel has implemented a major account program, the focus of which is the development of multinational accounts. Management believes that the European market is similar to the North American market in that customer premise and network communications equipment segments utilize both hybrid and integrated circuit products. ASIC products are sold directly to customers due to the custom and highly technical nature of the devices. Mitel's optoelectronic products are supplied both through distributors and directly to end customers.

OTHER MARKETS

      The Asia-Pacific area is a major geographical market for Mitel semiconductor products, with China, Korea, Japan and Australia being the largest markets. Mitel's semiconductor products are also sold in Hong Kong, Thailand, Taiwan, New Zealand, Singapore, Malaysia, and the Philippines and the Company is actively expanding into the Indonesian, Indian, Mexican and Brazilian marketplaces.

      Mitel maintains regional sales offices in Japan, Singapore and Brazil for semiconductor products. Over 90% of sales in these areas are achieved through representatives and distributors. The sales offices provide a service linking customers, local representatives and applications support groups intended to assist OEMs in designing products with Mitel components. Management believes that such activities provide a technology exchange that helps increase Mitel's sales, while at the same time helping to develop the local economy. As is the case in North America and Europe, Mitel provides ASIC design services locally through the design centers in Tokyo, Taiwan and Korea.

BUSINESS COMMUNICATIONS SYSTEMS

      Mitel targets its BCS products and services principally to businesses requiring communications systems on their premises. Management believes that Mitel is a major supplier of PBX systems and peripherals to small and medium sized businesses, which management believes is one of the fastest growing business communications systems segments in the principal markets served by the Company.

NORTH AMERICA

      In the United States, Mitel sells most of its PBX systems (excluding its top-of-the-line SX-2000 system) through wholesale distributors of telephony equipment. The distributors, in turn, sell to independent telephone companies and to interconnect companies. Mitel products are also sold to the U.S. federal, state and local governments. Typically, the North American indirect selling channel focuses on the medium-size enterprise market, with a strong penetration into the lodging, government, manufacturing and healthcare industries. In addition to the above distribution channels, Mitel sells products to end customers through its subsidiary, MTS, primarily in the top 25 metropolitan statistical areas as determined by the United States Department of Commerce. MTS is a nationwide sales and service operation that sells integrated communications systems, applications and peripherals to national and regional accounts, as well as to large single site accounts.

      Mitel has established an "Elite Dealer" program in the United States for the Company's top 130 dealers. Elite Dealers are provided exclusive access to some of Mitel's newest products (e.g., the SX-2000 LIGHT and other specialized applications), as well as a non-exclusive right to distribute the rest of the Company's PBX products. All other dealers, which number approximately 400, are classified as Mitel Dealers. Mitel Dealers sell the balance of the Company's PBX product line. Mitel has also developed a new sales channel through computer-telephony value-added resellers ("VARs") that is focused on data-centric dealers involved in server based telephony.

      In Canada, Mitel sells its SX-200 LIGHT and SX-50 PBX products to the Canadian telephone operating companies, which in turn sell such products to end users. Mitel also sells its complete range of PBX equipment, including the SX-2000, to independent interconnect companies in Canada, which in turn sell to end users. The interconnect companies operate under an Elite Dealer support program similar to that established in the United States. The dealers sell, install and provide service throughout Canada, marketing Mitel products on a non-exclusive basis. Mitel also sells the SX-2000 line of PBX systems to end users in Canada through MTS.

      Mitel sells its alternate network access products in North America through selected distributors, which in turn sell such products to carriers and alternate carriers. The carrier market addressed by these alternate network access products is highly influenced by regulation and impacted by the consolidation of common carriers.

      Remote access products are sold primarily through selected data-centric VARs. Public switching systems are sold directly to independent telephone companies in the United States. Mitel distributes the balance of its BCS product line through selected VARs and OEM customers.

EUROPE

      Mitel markets its BCS products under distribution agreements in several countries in Europe. The most significant European market, in terms of revenue, is the United Kingdom. In the United Kingdom, Mitel sells its communications equipment primarily through a direct sales organization (Mitel Solutions Division) to end customers, but also indirectly through selected distributors and dealers. In the United Kingdom, Mitel serves principally large corporate customers with specific strengths in the high-end lodging, utilities, financial services and publishing industries. In order to extend Mitel's distribution access to smaller, regional companies, in Fiscal 1996, Mitel entered into a distribution agreement for the SX-2000 LIGHT with Bailey Telecom Limited, a leading independent telecommunications service provider and distributor of voice and data CPE in the United Kingdom.

      The acquisition of the Gandalf product line resulted in improved distribution channels throughout Europe during Fiscal 1998. The Gandalf product line has allowed Mitel to gain access to a number of post, telephone and telegraph companies in Europe.

      Mitel sells its SMART-1 line of alternate network access products directly to key accounts in the United Kingdom. Such products are also sold through distributors to other customers in the United Kingdom and, increasingly, in continental Europe as the carrier markets are deregulated.

OTHER MARKETS

      Mitel markets its communication products directly and under distribution agreements in China and other Asia-Pacific countries, the Middle East, Africa, South and Central America, Mexico and the Caribbean. The most significant of these markets is the Asia-Pacific market, including China. Mitel maintains an Asia-Pacific regional office in Hong Kong through its subsidiary, Mitel (Far
East) Limited ("MFEL"), focusing on sales, service and research and development for China and the Asia-Pacific area.

      In order to address the needs of the Chinese market, in March 1994 Mitel acquired a 50% interest in Tianchi-Mitel Telecommunications Corporation (formerly known as Tianchi Telecommunications Corporation), one of only seven PBX manufacturers then licensed to utilize foreign technology in China. This joint venture, which has a term of 30 years, manufactures, distributes and services Mitel's digital PBX systems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

SEMICONDUCTORS

      Competition in the semiconductor market is intense, with new entrants and ever increasing functionality due to integration and a focus on end product cost reduction. The market for Mitel's semiconductor products is characterized by rapid technological change and evolving standards. Many of Mitel's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. To minimize the effects of competition, Mitel Semiconductor produces very few commodity semiconductor products and focuses instead on non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer. The commodity products are used to stabilize production volumes in the plants by regulating price and lead time. Mitel Semiconductor primarily designs and markets proprietary products for the communication segment that are sold to many customers in the wired, wireless, ASIC and optoelectronic segments of the communications market. Competition is principally based on design expertise, product availability, service and support, and management believes that Mitel's sales channels and applications support compare favorably to those of its competitors. Mitel also competes by offering a focus on intellectual property in communications systems and a high level of system integration capabilities.

      Within the wired segment, Dallas Semiconductor Corporation, Level One Communications Inc., PMC-Sierra Inc. and Rockwell Semiconductor Systems ("Rockwell") are the main competitors in North America for Mitel's semiconductor products. The principal competition for the semiconductor business in Europe comes from SGS-Thomson Microelectronics, Inc. ("SGS-Thomson") and California MicroDevices Corp. for analog components and from Siemens AG ("Siemens") for digital components. Competitive pressure in other regions, most notably the Asia-Pacific area, comes from most of the large semiconductor manufacturers.

      In the wireless segment, system integration and global standards are the main driving forces. The principal competitors include Philips International BV, Rockwell, Harris Corporation and Lucent Technologies Inc. ("Lucent").

      The Mitel Semiconductor ASIC line competes in two broad areas, analog ASIC and digital ASIC products. For analog ASIC products, global competitors are Austria Mikro Systeme International AG in Austria and Orbit Semiconductor Inc. in North America. For digital ASICs, the main competitors leverage their CMOS process technology IE0.25 and 0.18 micron. The principal competitors include Texas Instruments Inc., LSI Logic Corporation ("LSI") and Toshiba Corporation.

      In the optoelectronic segment, competitors in the LED and PIN diode business sectors include Hewlett Packard Company, Honeywell Inc. ("Honeywell"), Epitaxx Inc. and AMP Inc. in North America and Siemens in Europe. Currently, Honeywell is the only known competitor for VCSEL products. LSI and Samsung Electronics Co. Ltd. are the main competitors in the optical mass storage area.

BUSINESS COMMUNICATIONS SYSTEMS

      The market for Mitel's BCS products is characterized by rapid technological change, evolving standards and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. The principal factors of competition in the market sectors addressed by Mitel include product performance, price, reliability, ease of expansion and enhancement, future product strategy and support of evolving networking and computer telephony open standards. Management believes that Mitel's target customers also regard the ease with which they can do business with their suppliers as an increasingly important factor in the selection process.

      In addition to Mitel, the major suppliers of PBX equipment include Northern Telecom Limited ("Nortel"), Lucent, Siemens, NEC America Inc. ("NEC") and Fujitsu America, Inc. Management believes that Mitel compares favorably with respect to the foregoing factors against its competitors, some of which are larger and have more resources than Mitel. Mitel has been a significant supplier to the under-100 line segment of the market in North America since the early 1980s. In this segment, Mitel competes with hybrid key systems manufacturers and other manufacturers of used and new PBX products.

      The Company's basic PBX hardware business has experienced and expects to continue to experience a price-driven competitive phase, typical of a commodity product, as equipment replacement cycles continue to slow down. However, Mitel has attempted to provide its PBX customers with an "intelligent evolution" from digital to broadband technology by designing communications systems building blocks that are modular and easily upgraded.

      According to Phillips InfoTech, based on calendar 1997 market research, as of December 31, 1997, Mitel held approximately 8.3% of the total United States PBX market and was placed fifth overall in market share. Lucent, with approximately 29.8%, and Nortel, with approximately 30.6%, are the dominant suppliers in the United States.

      Mitel's prime competitor in Canada in the PBX market is Nortel, which enjoys a dominant supplier position with many of the Canadian telephone companies through the Stentor Alliance, a long distance network of nine regional telephone companies. As of December 31, 1997, Mitel held approximately 19.7% of the total Canadian PBX line market, according to estimates provided by Phillips InfoTech, based on calendar 1997 market research.

      In the Asia-Pacific PBX market, most major communications equipment suppliers have a presence and competition is intense. Management believes that Mitel compares favorably to the competition in terms of price, product performance and after-sale service provided by its appointed local distributors.

      Leading communications equipment suppliers to the European PBX market include Alcatel Alsthom Compagnie ("Alcatel"), Siemens, Robert Bosch GmbH, Telefonaktiebolaget LM Ericsson ("LM Ericsson"), Phillips Electronics NV and Nortel. In the United Kingdom market, Mitel's main competitors are Nortel, selling through British Telecommunications plc, Siemens/GPT Limited and LM Ericsson.

      For alternate network access products, competition varies by market and by application (voice or fax), while the worldwide long distance calling market is in transition as a result of deregulation and consolidation of carriers.

      Mitel's prime competition in the remote access market is primarily internetworking companies such as Cisco Systems Inc. ("Cisco") and Ascend Communications, Inc. ("Ascend"). While Cisco and Ascend continue to lead in their respective markets, Mitel has created its own niche with internetworking products designed to meet the new and emerging voice/data convergence market particularly for advanced compression and encryption technologies. Management believes the combination of the Company's strengths in data and voice communications positions Mitel as one of the leaders in this emerging market.

      The U.S. rural central office market is dominated by two suppliers: Nortel and Siemens Stromberg Carlson. The switching market is sensitive to new technology evolution. Internationally, the rural central office market is dominated by large, multinational corporations, such as Alcatel, Siemens, LM Ericsson, Nortel, NEC and Lucent. Most suppliers generally offer equipment with comparable technical functionality. The principal competitive factor for success in the international market is based on the strength of the financial assistance package associated with the projects, a factor which has limited and may continue to limit Mitel's international opportunities in the central office market.

MANUFACTURING

SEMICONDUCTORS

      The Company manufactures its semiconductor products in six manufacturing facilities in Canada, the United Kingdom and Sweden. The selection of the manufacturing sites for semiconductors generally is dependent on the type of semiconductor to be manufactured and the required process and technology.

      The Bromont manufacturing facility in Canada uses CMOS technology for digital and mixed-signal products. Two production lines are maintained at the Bromont facility. The first line is a 150 mm line capable of 0.5 micron but currently operating 0.8 micron up to 4.0 micron processes. In addition, the Bromont facility has a 100 mm line capable of 1.2 to 9.0 micron processes. Most of Bromont's wafer production is probed and tested at the Company's facility in Kanata, Ontario, Canada, with some low volumes probed in Bromont.

      Thick-film hybrid microcircuits are manufactured at the Company's facility in Caldicot, Wales, United Kingdom. The Company's manufacturing facility in Plymouth, U.K. possesses leading-edge CMOS technology for digital and mixed-signal products. Plymouth's 200 mm production line is capable of 0.6 and
0.35 micron processes and its 150 mm production line is capable of 0.8 micron processes and above. The Swindon, U.K. manufacturing facility uses bipolar technology for RF applications. The facility's 100 mm production line is being converted to produce 150 mm wafers, which is expected to be completed in the fall of calendar 1998. The Lincoln, U.K. manufacturing facility produces 38 mm wafers for power-related products and the facility's 100 mm production line for ICs, using CMOS, Silicon-on-Sapphire and quartz technologies, is capable of 1.0 micron to 5.0 micron processes.

      The Jarfalla, Sweden manufacturing facility uses CMOS technologies (digital and mixed-signal) to produce ASICs. Jarfalla's 100 mm line is capable of 1.2 micron up to 2.0 micron processes. Optoelectronic components are also produced at the Jarfalla facility using gallium arsenide processes.

      All of Mitel's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the International Standards Organization of Geneva, Switzerland (the "ISO").

BUSINESS COMMUNICATIONS SYSTEMS

      Mitel BCS products are manufactured in Canada, the United States and the United Kingdom. Mitel's manufacturing operations in all locations are concentrated on quality, cost and delivery, with special attention paid to constant process improvement. All of Mitel's BCS manufacturing facilities and their quality management systems are certified to the strict standards established by the ISO.

      The Company continues to invest in manufacturing related technologies that aim to improve production yields, productivity and overall product quality.

      Mitel purchases substantially all of the parts and components for assembly of its systems products from a large number of suppliers through a coordinated world-wide sourcing process. Mitel also obtains certain of the semiconductors required in its BCS manufacturing from Mitel Semiconductor. Mitel's suppliers are subject to audit by the Company on a regular basis and are required to meet the Company's strict standards with regard to cost, quality and delivery performance. The highest level of achievement against these standards results in the attainment of "Certified Supplier" status by those involved in this program. No single supplier accounts for more than 10% of the Company's total purchases, and to date, Mitel has not experienced any significant manufacturing delays relating to the availability of material.

RESEARCH AND DEVELOPMENT

      During Fiscal 1998, gross R&D expenses, including depreciation related to R&D, totaled $92.4 million, compared to $61.5 million during Fiscal 1997, and $46.6 million during Fiscal 1996. During Fiscal 1998, the Company qualified for funding related to eligible R&D expenditures as described in Note 14 of the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

SEMICONDUCTORS

      Mitel's current Semiconductor R&D programs are primarily directed at developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, ASIC design libraries, System Level Integration ("SLI" or "System-On-A-Chip") and high power semiconductors.

      Mitel's process development efforts are focused on mixed signal processes and yield improvements in both Mitel's CMOS and bipolar processes. Communications R&D programs include development of intellectual property in the areas of ATM, analog line cards, network timing functions, Wide Area Network or WAN chips, switching and voice processing functions, wireless areas of CDMA, paging, wireless LANs and set top box communications chips. Optoelectronics R&D activity is focused on enhancing Mitel's market position in VCSELs and array VCSELs for LAN applications in addition to development of optoelectronic integrated circuits or OEICs. Mitel's ASIC unit continues to invest in the development of digital libraries for advanced deep sub-micron CMOS designs as well as increased design capacity. Analog ASIC development continues to focus on low power, high reliability advances for medical and space applications. Mitel continues to invest in the development of SLI techniques to improve time to market for both digital and mixed signal applications. Mitel's power unit is concentrating its efforts in insulated gate bipolar transistor devices, the next generation power products.

      Mitel maintains standard product design centers in Kanata, Ontario, Canada; Jarfalla, Sweden; San Diego and Scotts Valley, California in the United States; Caldicot, Swindon, Lincoln, Oldham and Boreumwood in the United Kingdom; and Aix-en-Provence in France. In addition, Mitel maintains process development centers in each of its manufacturing facilities.

BUSINESS COMMUNICATIONS SYSTEMS

      Mitel's current BCS R&D programs fall into the following areas: continuing support for its installed base of PBX customers, remote access customers and existing distribution channels in terms of new functionality and problem resolution; transitioning the existing PBX and sets platforms from their current proprietary architectures, as well as the Company's XpressWay and XpressConnect remote access products, to a single range of high volume, cost-optimized products and components built around open computing technologies such as PCI, cPCI and USB; developing new generation convergence technology solutions and enabling technologies based on TAPI/CSTAPI, JTAPI standards ranging from PC boards, connection control software to complete Windows/NT-based PC server platforms that provide integrated PBX and unified messaging functions to small businesses; in conjunction with data network companies, pioneering new data compression and encryption algorithms to enhance network performance and security over low speed remote access networks and the deployment of real-time voice across data networks applying new technologies to work over broadband ATM and switched ethernet LANs; continuing support of the GX5000 small central office and developing advanced alternate network access products for ISDN remote access; and improving Mitel's manufacturing processes.

PROPRIETARY RIGHTS

      The Company owns many patents and has made numerous applications for patents relating to communications and semiconductor and optoelectronic technologies, including patents and applications for patents relating to its business communications product line. Management believes that the ownership of patents is an important factor permitting the exploitation of Mitel's inventions and providing protection for its patentable technology in the sectors referred to above.

      The "MITEL" trademark and the MITEL corporate logo are registered in Canada and the United States and have been registered in certain other countries where Mitel conducts business. Most of the Company's other trademarks are registered, or applications for registration have been filed, in various countries where management has determined such registration to be advisable. Management believes that the Company's trademarks are valuable assets and generally applies for registration of a mark in countries where its assessment of potential business related to the sale of products or services associated with such mark justifies such action. The Company also owns rights to a number of intellectual property rights for which registration has not been pursued. In addition to applying for statutory protection for certain intellectual property rights, the Company takes various measures to protect such rights, including maintaining internal security programs and requiring certain provisions in contracts.

      As is the case with many companies in the communications industry, it is necessary or desirable from time to time for the Company to obtain licenses from other companies relating to technology for Mitel's products and processes. No current license is considered by management to be material.

GOVERNMENT REGULATION

      PBXs are considered customer premise equipment. Although the CPE market in the United States is not regulated, certain developments, which are described below, have changed the United States telecommunications market. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996. Management believes that the legislation will continue to accelerate the convergence of the communications, information and entertainment industries while intensifying competition within those industries. This legislation removes the line of business restrictions on the Regional Bell Operating Companies ("RBOCs") and allows the RBOCs to enter the manufacturing sector at the time they are allowed into long distance markets. For the first three years, any manufacturing by an RBOC must be conducted through a separate affiliate and procurement from the subsidiary must be on a non-discriminatory basis. While it is not improbable that an RBOC will eventually meet the minimum criteria for entry into the long distance market and thereby become eligible to begin manufacturing, it appears unlikely, at this time, that the majority of RBOCs will commence both such activities in Fiscal 1999.

      Although there can be no assurance, management does not expect that such legislation will have a material adverse effect on the Company's results of operations in Fiscal 1999, in light of the existing competitive conditions in the United States market and the significant conditions required to be satisfied by the RBOCs under such legislation before they can commence manufacturing.

      The second development is a proposed regulation by the U.S. Federal Communications Commission ("FCC") which will impose certain enhanced "911" application requirements on CPE manufacturers. Certain states have already imposed such requirements and the Federal government is poised to do likewise. The FCC is presently circulating a proposed settlement that, if adopted, would be favorable to CPE manufacturers, including Mitel, with regard to these proposed regulations. The benefits to Mitel from the settlement would result principally from the availability of certain exemptions with respect to lower line sizes as well as positive grandfathering provisions.

      The FCC also imposes installation and equipment standards for CPE and requires that all CPE marketed in the United States be registered with it and comply with these standards. The Company believes that it is currently in compliance with these requirements in all material respects.

      The United States government promulgated regulations during Fiscal 1998, which will come into effect on November 1, 1998, regarding accessibility of telecommunications equipment and customer premises equipment, pursuant to
Section 255 of the Telecommunications Act of 1996. Although there can be no assurance, such regulations were anticipated by Mitel and management believes that compliance with such regulations should not have a material adverse effect on the results of Mitel's operations in Fiscal 1999.

      The Company cannot now anticipate what impact such legislation and regulations may have on the results of its operations beyond Fiscal 1999 or what further regulatory changes will occur in the communications equipment market and the competitive environment as a consequence of actions by the legislature, the FCC or the courts.

      The Canadian Radio-television and Telecommunications Commission ("CRTC") is the regulatory agency in Canada governing most of the telecommunications industry. Currently, the CPE market in Canada is an unregulated market and Canadian carriers do not need CRTC approved tariffs in order to sell terminal equipment.

      The liberalization of access to telecommunications networks and competition in telecommunications services in the European Union has proceeded at a steady pace through initiatives of the Member States, as well as through deregulation initiatives of the European Commission. The deregulatory process has increased competition and opened markets for telecommunications vendors throughout Europe.

      Mitel's Semiconductor business unit is neither directly nor significantly affected by current government regulation or policy, although there can be no assurance that future regulatory changes will not affect the Company's business, financial condition or results of operations.

EMPLOYEES

      At May 29, 1998, Mitel employed approximately 6,537 persons. As at March 27, 1998, Mitel employed approximately 6,335 persons compared to approximately 4,095 persons at the end of Fiscal 1997, approximately 3,867 at the end of Fiscal 1996 and approximately 3,561 at the end of Fiscal 1995. Approximately 35% of the Company's employees are located in Canada, 13% in the United States, 45% in the United Kingdom, and 7% throughout the other locations in which Mitel operates. Mitel considers its relationship with its employees to be excellent.

      Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union. In the United States, approximately 200 service technicians employed by MTS are unionized, substantially all of whom are represented by the International Brotherhood of Electrical Workers ("IBEW"). The Communications Workers of America ("CWA") represents two of such service technicians in New York City. MTS completed its most recent labor negotiations with the IBEW and CWA in October and December, 1997, respectively. The Company's agreements with such unions expire between September and November, 2000. The terms and conditions of such agreements, which management considers to be competitive in the industry, provide for cost-of-living wage increases on a periodic basis throughout the three year term plus area wage differentials where appropriate. Management considers the Company's relationship with the unions in the United States to be good. There are no pending grievances at this time and any past disputes were considered not material.

      In the United Kingdom, approximately 656 employees of Mitel Semiconductor Limited (formerly Plessey) are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be good.

      In Sweden, approximately 400 employees are represented by three unions. The Metall Industriarbetarforbundet union represents approximately 30 production employees; the Svenska Industriarbetarforbundet union represents approximately 180 office professional employees; and the Civilingenjorsforbundet union represents approximately 60 other professional or "white collar, university educated" employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each of the agreements is for a term of three years. Management considers the Company's relationship with the unions in Sweden to be good.

BACKLOG

      Mitel's order backlog as at March 27, 1998 was $279.5 million compared to $135.1 million at March 28, 1997. Management expects that most of the Company's current backlog will be filled within the current fiscal year. Backlog is not necessarily a sales outlook for the month, quarter or year, as orders are frequently booked and shipped within the same fiscal month.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

      Certain statements in this section and in other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from results forecast or suggested in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; the mix of products/services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in this Form 10-K. The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, including the following:

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURE AND CONCENTRATION OF CREDIT RISK

      Because substantial portions of the Company's sales, costs of sales and other expenses are denominated in U.S. dollars, U.K. pounds sterling and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the Canadian dollar. Changes in currency exchange rates may also affect the relative prices at which the Company and its competition sell their products in the same markets. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements and on certain significant transactions, generally over the ensuing 12 to 18 months. All foreign exchange contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates.

      A substantial amount of the Company's long-term debt is subject to variable interest rates. The Company uses interest rate swap contracts to manage the interest rate risk. Payments and receipts under interest rate swap contracts are recognized as adjustments to interest expense on a basis that matches them with the related fluctuations in the interest receipts and payments under floating financial assets and liabilities.

      Several major financial institutions are counterparties to the Company's financial instruments. It is the Company's practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The Company may be exposed to a credit loss in the event of nonperformance by the counterparties of these contracts. With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss has been provided for in the allowance for doubtful accounts.

      The Company's operations could be adversely affected if it is unable to guard against currency, interest and credit risks in the future. There can be no assurance that foreign currency and interest rate fluctuations or credit risk will not have a material adverse effect on the Company's business, financial condition and results of operations.

TECHNOLOGICAL CHANGES; NECESSITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

      The markets for the Company's products are characterized by rapidly changing technology and evolving and competing industry standards, changes in customers, emerging competition, frequent new product introductions and evolving methods used by carriers and business enterprises to manage communications networks. The Company's future success will depend, in part, on its ability to use leading technologies effectively, to continue to develop its technical expertise, to maintain close working relationships with its key customers, to develop new products that meet changing customer needs, to advertise and market its products and to influence and respond to changing industry standards and other technological changes on a timely and cost-effective basis.

      There can be no assurance that the Company will be successful in effectively developing or using new technologies, developing new products or enhancing its existing products on a timely basis, or that such new technologies or enhancements will achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its products or business to alternate technologies. Failure of the Company, for technological or other reasons, to develop and introduce new or enhanced products that are compatible with industry standards and that satisfy customer price and performance requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

      In addition, the Company's competitors may offer enhancements to existing products, or offer new products based upon new technologies, industry standards or customer requirements, that have the potential to replace or provide lower cost alternatives to the Company's products, which could render the Company's existing and future products obsolete, unmarketable or inoperable. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. See "Business--Research and Development."

COMPETITION

      The markets for the Company's products are also characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Company have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. Many of the Company's current and potential competitors have a longer operating history and greater technical, manufacturing, financial and marketing resources than the Company and, as a result, may be able to adapt more quickly or devote greater resources to changing technological requirements, customer demands and market trends. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends upon elements both within and outside its control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer services, pricing, industry trends and general economic trends. There can be no assurance that the Company will continue to compete successfully as to these factors. See "Business--Competition."

ENVIRONMENTAL REGULATORS

      The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. Although the Company believes that it has complied with these laws, rules and regulations in all material respects and to date has not been required to take any action to correct any noncompliance, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of, or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATORY REQUIREMENTS

      The sale of certain of the Company's BCS products may be affected by governmental regulatory policies, the imposition of carrier tariffs and taxation of telecommunications services. These policies are under continuous review and are subject to change. Regulatory authorities may prohibit sales of products that fail to comply with these regulations until the Company makes appropriate modifications. There can be no assurance that the Company will be successful in obtaining or maintaining the necessary regulatory approvals for its products, and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

      In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments will eliminate or modify many regulatory restrictions in the telecommunications market. Deregulation may facilitate the increasingly competitive offerings by communications services providers. In addition, RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, the Company could face competition from these companies should they satisfy these conditions and elect to manufacture networking products. See "Business--Competition" and "--Governmental Regulation."

SIGNIFICANT INTERNATIONAL OPERATIONS

      Approximately 94% of the Company's sales in Fiscal 1998 were derived from sales in markets outside Canada and 48% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates six manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

      What is commonly referred to as the "Year 2000 problem" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems, customer services, infrastructure, embedded computer chips, networks and telecommunications equipment and end products. Management has formed a Year 2000 Compliance Project and Program Office to establish and ensure Mitel's compliance with what is commonly known as the "Year 2000 problem." In addition, consultants were engaged to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. This review encompassed supporting information technology systems, product lines and business supply chain systems and infrastructures. Management presently believes that with modifications to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the business, financial condition and results of operations. The Company also relies, directly and indirectly, on external systems of business enterprises such as customers, suppliers, creditors and financial organizations, and of governmental entities, both domestic and international, for accurate exchange of data. Even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company could be affected through disruptions in the operation of the enterprises with which the Company interacts. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely affected should the Company customers', suppliers' or service providers' efforts to address the Year 2000 problem prove to be inadequate. Despite the Company's efforts to address the Year 2000 impact on its internal systems and business operations, there can be no assurance that such impact will not result in a material disruption of its business or have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

      The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of mixed signal products and processes. The competition for such personnel is intense. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not have any employment agreements with its employees other than its President and Chief Executive.

INTELLECTUAL PROPERTY PROTECTION

      The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued many patents principally in the United States, Canada and the United Kingdom and has filed numerous patent applications in such jurisdictions. There can be no assurance that any patent will issue from these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented, or that any right granted thereunder would provide meaningful protection or competitive advantage to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. The Company also generally enters into confidentiality agreements with its employees and strategic partners, and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its design, and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY CLAIMS

      The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements, and the Company is currently in such negotiations. There can be no assurance that current or future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors, and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could result. Any litigation or interference proceedings could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. An adverse determination in such litigation or proceeding could prevent the Company from making, using or selling certain of its products and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ACQUISITIONS

      Since 1996, the Company has made strategic acquisitions. In the future, the Company may make further strategic acquisitions and investments or enter into joint ventures or strategic alliances with other companies. Such transactions entail many risks, including the following: inability to integrate successfully such companies' personnel and businesses; inability to realize anticipated synergies, economies of scale or other value associated with such transactions; diversion of management's attention and disruption of the Company's ongoing business; inability to retain key technical and managerial personnel; inability to establish and maintain uniform standards, controls, procedures and policies; and impairment of relationships with employees and customers as a result of the integration of new personnel. In addition, future acquisitions or investments by the Company may result in the issuance of additional equity or debt securities, significant borrowings, significant one-time write-offs and the creation of goodwill or other intangible assets. Failure to avoid these or other risks associated with such business combinations, investments, joint ventures or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

OTHER FACTORS

      The Company further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive, and that new risk factors emerge from time to time in its rapidly changing business.

ITEM 2.  PROPERTIES

      Mitel owns and operates two facilities in Canada: one in Bromont, Quebec, Canada, totaling 107,000 square feet ("sf"), used for semiconductor manufacturing and one in Kanata, Ontario, Canada, totaling 641,000 sf. The Kanata facility consists of four interconnected buildings: one building totaling 160,000 sf used for manufacturing and three buildings totaling 481,000 sf used for administration, R&D, integrated circuit design and testing. Mitel also leases a 45,500 sf building in Kanata, Ontario, Canada, that is used for R&D.

      The Company occupies 62,000 sf of leased space in Ogdensburg, New York, United States, that is used for manufacturing.

      The Company leases and operates 64 regional facilities, totaling 297,600 sf, primarily dedicated to sales and distribution, service, warehousing and customer training. A geographical breakdown of these facilities is as follows:
Canada, nine locations totaling 26,000 sf; United States, 41 locations totaling 205,000 sf; United Kingdom, nine locations totaling 48,000 sf; Germany, one location totaling 600 sf; Japan, one location totaling 1,000 sf; Hong Kong, two locations totaling 12,400 sf ; and Singapore, one location totaling 4,600 sf.

      The Company owns and operates four facilities in the United Kingdom: one in Portskewett, Wales, United Kingdom, totaling 279,000 sf, that is used for hybrid ICs and systems manufacturing and administration; one in Swindon totaling 168,000 sf used for wafer fabrication, design, sales and administration; one in Lincoln totaling 181,000 sf used for wafer fabrication, test and design; and one in Plymouth totaling 200,000 sf used for wafer fabrication and design. The Company also owns a 333,000 sf building in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration.

      Mitel also leases five facilities in the United Kingdom totaling 146,000 sf used primarily for design and administration and a further 14 facilities worldwide totaling 107,700 sf: six in the United States totaling 78,000 sf used for design, sales and administration; two in France totaling 13,300 sf; one in Italy totaling 2,300 sf; one in Germany totaling 5,300 sf; one in Japan totaling 3,000 sf; one in Singapore totaling 1,600 sf; one in Korea totaling 2,100 sf; and one in Taiwan totaling 1,500 sf. Several of these leased facilities are currently in the process of being closed and their operations transferred to other Mitel offices due to identified redundancies.

      See "Business--Manufacturing" for additional information concerning the Company's manufacturing facilities.

      Management believes the Company's facilities are adequate for its business needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      Mitel is a defendant in a number of lawsuits and party to a number of other proceedings that have arisen in the normal course of its business. In the opinion of the Company's in-house legal counsel, any monetary liability or financial impact of such lawsuits and proceedings to which Mitel might be subject after final adjudication would not be material to the consolidated financial position of the Company or the results of its operations.

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

                         Toronto Stock Exchange

                           (Canadian Dollars)

                                  1998                          1997
                          ---------------------         ---------------------
                            High         Low              High          Low
                          ---------------------         ---------------------

1st Quarter               $ 8.2000     $ 6.6000         $10.0000     $ 8.3000
2nd Quarter               $10.9500     $ 7.1000         $ 9.6000     $ 7.7500
3rd Quarter               $13.0000     $10.0000         $ 9.6500     $ 8.5000
4th Quarter               $19.2000     $10.5500         $10.8500     $ 6.7500


                        New York Stock Exchange

                             (U.S. Dollars)

                                  1998                          1997
                          ---------------------         ---------------------
                            High         Low              High          Low
                          ---------------------         ---------------------

1st Quarter               $ 6.0000     $ 4.7500         $ 7.3750     $ 6.1250
2nd Quarter               $ 7.9375     $ 5.1875         $ 6.8750     $ 5.7500
3rd Quarter               $ 9.3125     $ 7.1250         $ 7.2500     $ 6.2500
4th Quarter               $13.5000     $ 7.3125         $ 8.1250     $ 4.6250


SHAREHOLDERS

      There were 5,101 common shareholders of record as at May 7, 1998.

DIVIDEND POLICY

      The Company has not declared or paid any dividends on its common shares and the Board of Directors anticipates that, with the exception of preferred share dividend requirements, all available funds will be applied in the foreseeable future to finance growth and improve the Company's competitive position and profitability.

      Pursuant to the terms of the $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("Preferred Shares--R&D Series"), the Company will not be permitted to pay any dividends on common shares unless all dividends accrued on the Preferred Shares--R&D Series have been declared and paid or set apart for payment.

      Pursuant to the terms of the credit agreement described in Note 9 of the notes to the consolidated financial statements, the Company is required to maintain a minimum net worth, thereby limiting the amount of dividends that could be paid out. The dividend on the Preferred Shares--R&D Series does not violate this covenant. Since the Company does not anticipate any dividends on its common shares, the covenant is not expected to have an impact on the dividend policy.

      Dividends paid by the Company to common shareholders not resident in Canada would generally be subject to Canadian withholding tax at the rate of 25% or such lower rate as may be provided under applicable tax treaties. Under the Canada-United States tax treaty, the rate of withholding tax applicable to such dividends paid to residents of the United States would generally be 15%.

ITEM 6.  SELECTED FINANCIAL DATA

     (In millions of Canadian dollars, except per share amounts)

      The following table is derived from the consolidated financial statements included elsewhere in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). These principles also conform, in all material respects, with accounting principles generally accepted in the United States (U.S. GAAP), and the requirements of the Untied States Securities and Exchange Commission ("SEC"), except as more fully described in Note 22 of the notes to the consolidated financial statements.

                                                                                 Fiscal Year Ended March
                                                                   (at the end of fiscal year for balance sheet data)
                                                           -----------------------------------------------------------------
CANADIAN GAAP                                                 1998           1997         1996           1995        1994
                                                           -----------------------------------------------------------------
Income Statement Data:
  Revenue                                                  $  888.5        $695.5        $576.4         $589.4      $496.4
  Gross margin percentage                                      51%           50%           49%            45%         44%
  Gross research and development expense                       92.4          61.5          46.5           44.9        37.1
  Operating income                                            124.4          51.4          57.7           28.3        22.0
  Net income                                                   91.9          38.0          51.0           31.8        20.7
  Net income per common share                                   0.82          0.32          0.45           0.27        0.16
  Weighted average common shares outstanding                  107.8         107.3         105.9          105.6       105.1

Balance Sheet Data:
  Working capital                                          $  245.9        $206.3        $210.3         $208.4      $174.2
  Total assets                                              1,237.7         584.8         517.1          440.6       376.4
  Current portion of long-term debt                            40.3          14.8          11.2            9.0         3.9
  Long-term debt                                              379.6          43.0          39.6           34.5        27.8
  Pension liability                                            12.2          11.3          12.1             -           -
  Shareholders' equity
    (including redeemable preferred shares)                   435.5         339.5         302.8          263.0       231.7


                                                                                 Fiscal Year Ended March
                                                                   (at the end of fiscal year for balance sheet data)
                                                           -----------------------------------------------------------------
U.S. GAAP AND SEC REQUIREMENTS                                1998           1997         1996           1995        1994
                                                           -----------------------------------------------------------------
Income Statement Data:
Net income                                                   $ 89.9        $ 41.0        $ 56.9         $ 59.0      $ 18.4
Net income per common share                                     0.80          0.35          0.51           0.53        0.14
Weighted average common shares outstanding                    107.8         107.3         105.9          105.6       105.1


Balance Sheet Data:
  Working capital                                          $  263.9       $ 208.4       $ 213.5        $ 205.8     $ 172.4
  Total assets                                              1,235.7         595.0         517.1          440.6       376.4
  Current portion of long-term debt                            40.3          14.8          11.2            9.0         3.9
  Long-term debt                                              379.6          43.0          39.6           34.5        27.8
  Long-term obligation under research
    and development contract                                     -             -             -              -         28.1
  Pension liability                                            12.2          11.3          12.1             -           -
  Redeemable preferred shares                                  34.4          34.4          34.4           35.8        37.8
  Shareholders' equity
     Common shares                                            603.2         599.2         596.5          595.6       595.2
     Contributed surplus                                        2.5           2.5           2.5            2.6         2.7
     Deficit                                                 (206.2)       (292.9)       (330.7)        (384.3)     (439.6)
     Translation                                                5.8           2.5           3.3           10.6         5.7


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (In millions of Canadian dollars, except per share amounts)

      Mitel's revenue reached a record high in Fiscal 1998 due to strong performances in each of the core businesses and recent acquisitions. Total revenue grew by 28% to $888.5 in Fiscal 1998 from $695.5 in Fiscal 1997. By business group, Semiconductor revenue grew by 46% and Business Communications Systems revenue was up 20% from the previous year. The Semiconductor growth rate was mainly attributable to increased shipments of integrated and hybrid circuits and to the consolidation of Plessey which was acquired on February 12, 1998. The BCS revenue growth was driven by higher sales volumes of PBX systems, telephone sets and new convergent systems and by increased service revenue.

      The Company reported record net income of $91.9, or $0.82 per share, for the year ended March 27, 1998, an improvement of $53.9, or $0.50 per share, over Fiscal 1997. Fiscal 1997 net income was $38.0, or $0.32 per share, after deducting a fourth quarter restructuring and other charge of $13.0, or $0.12 per share. Primary drivers behind the improvement were the higher sales volumes and lower expenses as a percentage of sales resulting from actions taken to focus operations and improve the sales channels. Net income also benefitted from an accrual for investment tax credits ("ITCs") amounting to $18.0, or $0.17 per share, which relate to ITCs expected to be realized in the foreseeable future. There was no such corresponding item or amount in Fiscal 1997. Fiscal 1998 earnings per share were reduced by $0.04 per share, after interest and tax, due to the consolidation of Plessey which was acquired mid-way through the fourth quarter. Net income for the three fiscal years ended March 27, 1998, March 28, 1997 and March 29, 1996 as determined by U.S. accounting principles is detailed in Note 22 to the consolidated financial statements.

      During Fiscal 1998, the Company completed two acquisitions as well as two others shortly after its Fiscal 1998 year-end. On February 12, 1998, the Company acquired all of the capital stock of four affiliated entities, which together with their respective subsidiaries comprise Plessey, from The General Electric Company plc for U.S.$225.0 in cash. Plessey is an international semiconductor company focused primarily on telecommunications and media applications. Management believes the combined semiconductor business will rank Mitel among the major networking and telecommunications semiconductor companies in the world with a diverse product offering and advanced technology expertise along with the ability to produce bipolar, Complementary Metal Oxide Semiconductor (CMOS) and optoelectronic components. The BCS portfolio was strengthened on August 8, 1997 with the acquisition of the assets and remote access technology business of Gandalf for $21.6 in cash. Gandalf's products facilitate, in a cost-effective manner, high volume data and voice communications between the corporate office, local branches, teleworkers and agents in the field. In addition, on May 8, 1998, the Company acquired the Customer Premises Equipment Business Unit of Centigram for U.S.$22.0 in cash. Certain working capital assets related to that business were also purchased by Mitel for U.S.$4.8 in cash. The acquisition will complement Mitel's BCS communications portfolio with voice messaging solutions to meet increasing customer demand for voicemail and unified messaging solutions. On May 19, 1998, the Company acquired the products, technology, research and development facilities and sales and marketing organization of Glasgow-based TSc for $8.0 in cash. The acquisition enhances Mitel's product portfolio with ISDN business products for the small-to-medium enterprise market. TSc was formed in February, 1996 following a management buy-out of the former Philips Business Communications Systems plant in Scotland. TSc was in receivership at the time of the acquisition.

      The following discussion and analysis explains trends in the Company's financial condition and results of operations for the year ended March 27, 1998 compared with the two previous fiscal years, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products and services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of and should be read in conjunction with this management's discussion and analysis. Readers may wish to make reference to the glossary of terms contained in Annex A of this Annual Report on Form 10-K to assist in their understanding of this discussion.

RESULTS OF OPERATIONS

      Mitel's business is global and comprises the design, manufacture and sale of semiconductors, subsystems and systems to world markets in the communications industries. These products and related services include integrated circuits for wired and wireless applications, applications-specific integrated circuits, optoelectronic devices and custom silicon wafers; voice communications systems; networked voice and data systems, CTI systems and applications; telephony-enabled servers; public switching systems; and alternate network and remote access products.

      The Company sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include: end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence, location of markets and volume levels.

REVENUE

      Revenue during the last three fiscal years, based on the geographic location of Mitel's customers, was distributed as follows:

                                       Fiscal Year Ended March
                                   -------------------------------
                                    1998         1997        1996
                                   ------       ------      ------
United States                      $404.1       $312.6      $271.7
Europe                             $293.7       $228.8      $173.1
Other Regions                      $137.0       $104.1      $ 85.4
Canada                             $ 53.7       $ 50.0      $ 46.2

                                   $888.5       $695.5      $576.4

      For the year ended March 27, 1998, the net movement in exchange rates from Fiscal 1997 favorably impacted total revenue by 3% ($19.4) primarily as a result of changes in the U.K. pound sterling and U.S. dollar exchange rates. Fiscal 1997 revenue was favorably impacted by 0.3% ($2.3) as a result of changes in the U.S. dollar and U.K. pound sterling exchange rates.

SEMICONDUCTORS

      Semiconductors comprise integrated circuits for wired and wireless applications, ASICs, optoelectronic devices and custom silicon wafers. As a percentage of total revenue, semiconductors accounted for 36%, 32% and 21%, respectively, in Fiscal 1998, Fiscal 1997 and Fiscal 1996.

                                       Fiscal Year Ended March
                                   -------------------------------
                                    1998         1997        1996
                                   ------       ------      ------

Semiconductor Revenue              $321.7       $221.0      $120.9


      Semiconductor revenue in Fiscal 1998 increased by 46% from Fiscal 1997 as a result of increased demand for the Company's integrated circuits and thick film hybrid products, primarily in the U.S. and Asia Pacific regions, and the effects of consolidating recently-acquired Plessey mid-way through the fourth quarter. Excluding the Plessey acquisition, the increase in Mitel's semiconductor revenue reflected the world-wide growth in the communications segment of the semiconductor industry and growth in the market for ASICs, particularly for medical applications. Technological advances and increasingly complex end user requirements affecting telecom and datacom networks have stimulated the demand for Mitel's wired communication components and ASICs.

      In recent years, the strong demand in global communications markets caused Mitel's principal semiconductor operations to reach capacity. The Company took major steps in Fiscal 1996 to expand its production capacity through both the acquisition of Mitel Semiconductor AB, formerly ABB Hafo AB, which has a semiconductor plant in Jarfalla, Sweden, and a major capital expansion program at its fabrication plant in Bromont, Quebec, Canada. Both initiatives were necessary to meet the growing demand for Mitel's integrated circuits. The most significant part of the first phase of the Bromont expansion program, which increased the volume capacity of the existing 100 mm wafer production, was completed during the first quarter of Fiscal 1997. The second part of the first phase, which introduced new 0.8 micron technology, as well as the second phase, which increased the plant's production capacity by converting to 150 mm wafer production, was substantially completed in the fourth quarter of Fiscal 1998. The acquisition of Plessey also provides the Company with significantly more manufacturing capacity.

      Management believes the Plessey acquisition significantly enhances the Company's operations, technologies and product portfolio. In particular, Plessey provides a strong customer base and expanded geographic presence, enhanced research and development capability, expanded manufacturing capabilities and a diverse and complementary product offering. Plessey brings to Mitel a strong direct channel relationship with its customers. Technology expertise was obtained in radio frequency and high-speed transmission for communications applications; mixed-signal, high-frequency and high-speed transmission for communications and ASICs markets; and gate-array and reduced instruction set computer processor technologies. The manufacturing capability principally includes two semiconductor fabrication facilities, a leading-edge 150 mm bipolar facility in Swindon, England and a high performance 200 mm CMOS facility in Plymouth, England, which uses 0.35 micron technology. The product portfolio encompasses ASIC components, wireless applications and mass optical storage and networking (fast ethernet) products, complemented by systems level integration expertise for custom solutions. At the time of the acquisition, the Plessey group had annualized sales of approximately U.S. $275.0 and was incurring losses. Management expects that Plessey will have a dilutive effect on the Company's earnings in the first half of Fiscal 1999.

      Fiscal 1997 semiconductor revenue increased over Fiscal 1996 by 83% primarily as a result of the additional revenue from Mitel Semiconductor AB, which was acquired at the end of Fiscal 1996, and increased demand for integrated circuits, wafers and thick film hybrid products in all regions. On October 23, 1996, the Company sold its non-strategic thermal print head operation to a German distributor for a nominal amount.

BUSINESS COMMUNICATIONS SYSTEMS

      Business Communications Systems comprise PBX and peripheral products, open communications systems, applications, systems integration, the GX5000 public switching system and alternate network and remote access products. All of the Company's service revenue relates to BCS, primarily PBX.

                                       Fiscal Year Ended March
                                   -------------------------------
BCS Revenue                         1998         1997        1996
                                   ------       ------      ------

Products                           $484.8       $404.0      $383.9
Service                            $ 82.0       $ 70.5      $ 71.6

                                   $566.8       $474.5      $455.5


      Compared to Fiscal 1997, BCS product revenue in Fiscal 1998 increased by 20%, from $404.0 to $484.8, due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of system sets, incremental sales of remote access products, new convergence system sales of networked voice and data products and increased shipments of alternate network access products.

      U.S. indirect channel sales benefitted from a strong North American economy and the successful launch of the SX-200 ML late in the fourth quarter of Fiscal 1997. The SX-200 ML voice system is aimed at the fast-growing small business, under- 100 line, market in the United States and other countries. The SX-200 ML was made available to the Company's U.S. supply houses and dealers and selected Canadian and Caribbean telephone companies during the first quarter of Fiscal 1998. U.S. direct channel sales benefitted from strong growth in the installation of new systems as well as from upgrades in the existing customer base.

      With respect to Europe, sales increased in Fiscal 1998 as a result of recently deregulated network access services in the U.K., which created a strong demand by alternate carriers for Mitel's alternate network access products. European PBX sales also increased on system upgrades sold to the installed base.

      BCS sales into the Asia Pacific region continue to be adversely affected by the ongoing effects of weakened economies and intense price competition in that region. Management believes this trend will continue for the foreseeable future without a significant impact on the Company's results of operations.

      In proportion to total revenue, BCS service revenue remained steady at approximately 10% of total revenue. Service revenue grew mainly due to the managed service business in the U.K., where telecom product-related services are channeled through outsourcing companies. The program was introduced in the second half of Fiscal 1997.

      Fiscal 1997 BCS revenue increased by 4% to $474.5 from Fiscal 1996's revenue of $455.5. The revenue growth was due to increased demand for alternate network access products, improved sales of CTI applications and higher SX-2000 sales through the U.S. indirect channel. European and U.S. markets were characterized by intense pricing pressures resulting from competitive conditions, which constrained the rate of revenue growth.

GROSS MARGIN

      As a percentage of total revenue, total gross margin was 51% in Fiscal 1998, 50% in Fiscal 1997 and 49% in Fiscal 1996. The product gross margin was 52% in Fiscal 1998, equal to Fiscal 1997 and one percentage point higher than in Fiscal 1996. The product gross margin remained stable with the positive impact of higher sales volumes of BCS and semiconductor products offsetting lower average prices in certain BCS products. The service gross margin improved to 37% for the year ended March 27, 1998, an improvement of four and one percentage points over Fiscal 1997 and Fiscal 1996, respectively. The service gross margin improvement was due to service call efficiencies and better technician utilization resulting from higher system sales in North America. Fiscal 1996 service gross margin included a benefit from the sale and transfer of certain U.K. maintenance contracts to Bailey Telecom Limited.

OPERATING EXPENSES

SELLING AND ADMINISTRATIVE

      Selling and administrative ("S&A") expenses in Fiscal 1998 were $231.8, or 26% of sales, compared with $208.4, or 30% of sales, in Fiscal 1997. In Fiscal 1996, S&A expenses were $172.2, and also 30% of sales. S&A expenses decreased as a percentage of sales primarily due to strong revenue growth, spending restraints applied to marketing programs, higher efficiencies and focus in the sales channels and reduced corporate overhead costs. The improvement was partially offset by the effects of consolidating recently-acquired businesses. The Company acquired the business and assets of Global Village, an ISDN solution provider based in the United Kingdom, during the fourth quarter of Fiscal 1997. The technology business of Gandalf was acquired on August 8, 1997, and Plessey was acquired on February 12, 1998.

      Fiscal 1997 S&A expenses increased over Fiscal 1996 primarily due to the inclusion of the results of operations of Mitel Semiconductor AB. In addition, higher costs associated with new marketing initiatives and product launches and increased product support costs contributed to the increase over Fiscal 1996. The marketing-related costs included increased trade show activity, new corporate communications material, course development for dealers and end-customers and an increase in personnel.

RESEARCH AND DEVELOPMENT

      Research and Development ("R&D") expenses amounted to $84.5, or 10% of revenue, for Fiscal 1998. This compares to $56.5 and $42.7, or 8% and 7% of revenue, in Fiscal 1997 and Fiscal 1996, respectively. These amounts are exclusive of related R&D amortization and net of Canadian federal government R&D incentives earned. R&D increased, in part, due to the inclusion of Plessey's results of operations from February 12, 1998 where R&D as a percentage of sales was higher than the Company's average and to other increases in Mitel Semiconductor.


                                       Fiscal Year Ended March
                                   -------------------------------
                                    1998         1997        1996
                                   ------       ------      ------

R&D Expense                        $ 84.5       $ 56.5      $ 42.7


      Mitel's R&D program consists of upgrade initiatives for existing products as well as research and development work in emerging technologies including, among others, the following: CTI; multimedia components and applications; networked voice and data; client server telecom; remote access; new ISDN applications; and microelectronic components for real-time applications in the communications, media and medical industries.

INVESTMENT TAX CREDITS

      The Company earns ITCs in its Canadian operations. ITCs are credits related to specific qualifying expenditures that are prescribed by Canadian tax legislation. In Mitel's case, these ITCs relate primarily to research and development expenses. The ITCs are recorded only when the enterprise has made the qualifying expenditures, provided there is reasonable assurance that the benefits will be realized. When the ITCs are not accrued in the year in which the qualifying expenditures are made because there is no reasonable assurance that the credits will be realized, such credits are accrued in a subsequent year when reasonable assurance of realization is first obtained.

      The Company separately recorded Canadian ITCs related to prior years' R&D amounting to $40.3 in Fiscal 1998, $11.7 in Fiscal 1997, and $7.7 in Fiscal 1996. The ITC accrual was comprised of two components in Fiscal 1998. The first component amounted to $22.3 which related to ITCs that were realized for tax purposes in the same year. The benefit of recording these ITCs was mostly offset by a corresponding increase in tax expense to result in an insignificant impact to net earnings. In the respective comparative periods of Fiscal 1997 and Fiscal 1996, the total ITCs recorded by the Company related to this tax realization principle. The second component of the Fiscal 1998 accrual amounted to $18.0, or $0.17 per share, and related to management's assessment that reasonable assurance exists for accruing the benefit of ITCs expected to be realized for tax purposes in the foreseeable future. The reasonable assurance is derived from management's assessment that there is sufficient evidence of profitability in the near future from operations in which these carryforwards arose.

RESTRUCTURING AND OTHER CHARGES

      During the fourth quarter of Fiscal 1997, the Company announced plans to restructure its BCS operations in light of the competitive conditions in the market place and the need to curtail certain non-profitable activities. A total charge of $13.0 was recorded and included a $5.0 write-off of the Company's investment in Tianchi-Mitel Telecommunications Corporation, the Company's joint venture in China. The remaining $8.0 was provided for severance costs related to BCS operations in North

America and the United Kingdom. Focus was also placed on streamlining the distribution channels and reducing corporate expenses. The restructuring also resulted in the decision to curtail further development of the Company's RADICALL product due to insufficient sales made to the Regional Bell Operating Companies and public network operators in the United States.

      During the year ended March 27, 1998, restructuring charges amounting to $6.9 were charged to the provision; actions and charges related to the remaining provision of $1.1 will be substantially completed during Fiscal 1999.

AMORTIZATION

      Amortization increased in Fiscal 1998 to $50.8 from $33.5 in Fiscal 1997 and $19.2 in Fiscal 1996. The increase is due primarily to the semiconductor capacity expansion capital program in Bromont, replacements and upgrades to the Company's other manufacturing plants and the inclusion of Plessey's results of operations from February 12, 1998 to March 27, 1998. The increase in Fiscal 1997 over Fiscal 1996 resulted from the Bromont capital program and the inclusion of Mitel Semiconductor AB's results of operations.

INVESTMENT AND INTEREST INCOME

      Investment and interest income was $5.7 in Fiscal 1998 as compared to $9.6 in Fiscal 1997 and $10.0 in Fiscal 1996. The decrease from the prior year was due to a gain realized in Fiscal 1997 from the sale of a non-strategic investment in Esprit Telecom (Jersey) Ltd. Esprit was sold for cash proceeds of $3.7, representing a total gain of $3.6, or $2.4 after-tax. Interest income was otherwise flat between Fiscal 1998 and Fiscal 1997 due to stable cash balances, but less than in Fiscal 1996 due to lower interest rates.

INTEREST EXPENSE

      Interest expense was $7.7 for Fiscal 1998 compared to $2.4 and $1.7 for Fiscal 1997 and Fiscal 1996, respectively. The increase in interest expense over prior years resulted from an increase in the Company's capital leases and from interest on the term loan indebtedness incurred by the Company on February 12, 1998 in connection with the Plessey acquisition. Interest expense also includes the proportionate amortization of capitalized debt issue costs associated with the term loans. The unamortized balance of $10.6 in debt issue costs is included in other intangible capital assets on the balance sheet.

INCOME TAXES

      Income tax expense for Fiscal 1998 was $30.5 compared to $20.6 and $15.0 for Fiscal 1997 and Fiscal 1996, respectively. Before accounting for the ITCs, income tax expense for Fiscal 1998 was $8.2 compared to $8.9 and $7.3 in Fiscal 1997 and Fiscal 1996, respectively. The effective income tax rate, before accounting for the ITCs and as a percentage of pre-tax income, was 8%, 16% and 13% in Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively. The lower effective tax rate through Fiscal 1998 was due to a lower U.K. group tax position, partially offset by higher provincial income taxes in Canada. The Fiscal 1997 effective tax rate was higher than in Fiscal 1996 due to the sale of an investment in Esprit.

      Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition. Such review may result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized. Management believes there is sufficient evidence of expected profitability from the Company's Canadian operations in the foreseeable future to provide reasonable assurance for accruing a future benefit of $18.0 related to ITCs. The accounting for the ITCs is more fully described in the investment tax credit section of this management's discussion and analysis.

YEAR 2000

      The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Management has formed a Year 2000 Compliance Project and Program Office to establish and ensure Mitel's compliance with what is commonly known as the "Year 2000 problem." In addition, consultants were engaged to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. This review encompassed supporting information technology systems, product lines and business supply chain systems and infrastructure. Management presently believes that with modifications to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the Company's customers', suppliers' or service providers' efforts to address the Year 2000 issue prove to be inadequate.

OTHER

      The Asia Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1998. This region represented 11% of the Company's revenue for the year ended March 27, 1998 and 10% of revenue in Fiscal 1997. The majority of the Asia Pacific sales relate to semiconductor operations which have continued to grow in Fiscal 1998. Asia Pacific receivables, net of reserves, were approximately 1% of the Company's total assets at March 27, 1998. To the extent the Asia Pacific region grows in importance to the Company, or the factors affecting the region begin to adversely affect customers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

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

      The Company manages foreign currency risk by protecting the estimated future currency cash flows of each operating division, and certain significant transactions, from adverse foreign exchange fluctuations. The Company does not engage in a trading or speculative hedging program. Interest rate risk is managed by entering into interest rate swap contracts.

      The Company believes that inflation has not had a material impact on revenues and costs during the last three fiscal years.

BACKLOG

      As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for the Company's business communications systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At March 27, 1998, order backlog was $279.5 compared to $135.1 at March 28, 1997. The increase in backlog was mostly attributable to the acquisition of Plessey in the fourth quarter and to increased BCS bookings. Most of the backlog is scheduled for delivery in the next 12 months.


                                       Fiscal Year Ended March
                                   -------------------------------
                                    1998         1997        1996
                                   ------       ------      ------

Backlog                            $279.5       $135.1      $138.8


      The decrease in backlog at the end of Fiscal 1997 was mainly due to the sale of the thermal print head business in the third quarter of that year.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had cash and short-term investment balances of $151.7 at March 27, 1998 compared to $143.3 at March 28, 1997. The increase of $8.4 was mainly due to cash flow provided by operations partially offset by the acquisition of Gandalf and fixed asset additions during the year. The acquisition of Plessey was financed by means of senior secured credit facilities. With the consolidation of Plessey, the Company's balance sheet reflected a significant increase in total assets from $584.8 at the end of Fiscal 1997 to $1,237.7 at the end of Fiscal 1998.

      Cash flow provided by operations amounted to $75.4 during Fiscal 1998 compared to $66.1 in Fiscal 1997. Since March 28, 1997, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $50.2 primarily due to increased accounts receivable on higher fourth quarter BCS sales and to higher inventory levels necessary to support the growth in the business. The Company maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at the Company's semiconductor plants.

      Fixed asset additions were $53.6 during Fiscal 1998. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as continuing improvements to the Company's information technology resources. The Bromont semiconductor capacity expansion program is comprised of two phases as described earlier in this management's discussion and analysis. Phase one, which was substantially completed in the second quarter of Fiscal 1998, cost approximately $8.6. The total cost of phase two is expected to be $44.2. At the end of Fiscal 1998, approximately $38.8 was spent on the phase two project. Management expects that Fiscal 1999 capital expenditures will increase due to normal capital replacement programs and to the effect of consolidating recently acquired operations for a full fiscal year.

      Other capital assets increased in Fiscal 1998 primarily due to the acquisition of Gandalf on August 8, 1997. Purchased R&D and other intangible assets totaling $14.9 was recorded for the excess of the purchase price over the fair value of the assets acquired. The purchased intangible assets will be amortized over a period of ten years. In addition, other capital assets increased due to the deferral of debt issue costs of $10.9 which were incurred with the financing of the Plessey acquisition. These costs will be amortized over the life of the related debt which ranges from five to six years.

      During Fiscal 1998, certain land in Kanata previously held for resale with a carrying value of $1.5 was reclassified to fixed assets. Management intends to hold the land to meet future requirements. On June 27, 1997, the Company sold the Boca Raton facility which was previously held as an asset for resale. The proceeds from the sale, which amounted to $6.6, were used to retire the Florida industrial revenue and development bonds of $4.1, for which the facility was pledged as security.

      Total long-term debt, net of repayments, increased by $362.1 from the end of Fiscal 1997 due to two senior secured term loan facilities used to finance the Plessey acquisition and which together amounted to U.S.$235.0. In addition, the Company continued to finance a portion of its fixed asset additions through capital leases. These increases were partially offset by the repayment of the Florida industrial revenue bonds on July 3, 1997.

      The two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, were entered into with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The AXELs Series B loan will be repaid quarterly on a nominal basis with 95% of the original amount of U.S.$150.0 due in December 2003. The Tranche A Term Loan will be repaid quarterly on a graduated basis over five years and matures on February 2003. The term loans are at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. The Company entered into an interest rate swap prior to year-end to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. The Company is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuances, certain insurance proceeds and defined excess cash flow. Mandatory prepayments range from 75% to 100% of the net cash proceeds and would be paid on a pro-rata basis toward the senior secured term loans. Management believes the Company is in compliance with the obligations and restrictive covenants under the credit agreement.

      The pension liability of $12.2 relates to the unfunded pension obligation in Mitel Semiconductor AB. Under applicable Swedish law, companies are not required to fund the pension obligation, but instead operate on a "pay as you go" basis. The pension obligation is actuarially determined in accordance with applicable laws and regulations in Sweden and is fully insured by a Swedish regulatory agency.

      As at March 27, 1998, the Company's capitalization was comprised of 49% debt, 4% preferred equity, and 47% common equity. This compares to 17% debt, 9% preferred equity and 74% common equity at the end of Fiscal 1997.

--------
      *AXEL is a registered service mark of Goldman, Sachs & Co.

      In addition to cash and short-term investment balances of $151.7 as at March 27, 1998, the Company has an unused revolving credit facility of approximately $97.3 (U.S.$68.8). In accordance with Company policy, short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year.

      Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

      Auditors' Report to the Shareholders
      Consolidated Balance Sheets as at March 27, 1998 and March 28, 1997 Consolidated Statements of Income and Retained Earnings for the years ended March 27, 1998, March 28, 1997 and March 29, 1996
      Consolidated Statements of Cash Flows for the years ended March 27, 1998,
        March 28, 1997 and March 29, 1996
      Notes to the Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Mitel Corporation:

      We have audited the consolidated balance sheets of Mitel Corporation as at March 27, 1998 and March 28, 1997 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended March 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 27, 1998 and March 28, 1997 and the results of its operations and the changes in its financial position for each of the years in the three year period ended March 27, 1998 in accordance with accounting principles generally accepted in Canada.

Ottawa, Canada                                        /s/ Ernst & Young
May 7, 1998                                           Chartered Accountants

                               MITEL CORPORATION

                    (INCORPORATED UNDER THE LAWS OF CANADA)

                          CONSOLIDATED BALANCE SHEETS

                       (IN MILLIONS OF CANADIAN DOLLARS)

                                                                      March 27,        March 28,
                                                                        1998             1997
ASSETS

Current assets:
  Cash and short-term investments (Note 3)                            $  151.7         $  143.3
  Accounts receivable (Notes 4 & 20)                                     288.0            156.7
  Inventories (Note 5)                                                   162.2             83.1
  Prepaid expenses                                                        19.8              4.2
  Investment tax credits recoverable (Note 14)                             7.5              -
                                                                     ---------------------------
                                                                         629.2            387.3

Capital assets:
  Fixed assets (Notes 6 & 9)                                             549.3            183.7
  Other assets (Notes 7 & 9)                                              59.2             13.8
                                                                     ---------------------------

                                                                      $1,237.7         $  584.8
                                                                     ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (Note 8)                   $  290.7         $  124.3
  Income and other taxes payable                                          19.6             15.7
  Deferred revenue                                                        32.7             26.2
  Current portion of long-term debt (Note 9)                              40.3             14.8
                                                                     ---------------------------
                                                                         383.3            181.0
Long-term debt (Note 9)                                                  379.6             43.0
Pension liability (Note 23)                                               12.2             11.3
Deferred income taxes                                                     27.1             10.0
                                                                     ---------------------------
                                                                         802.2            245.3
                                                                     ---------------------------

Commitments and contingencies (Notes 10 & 11)

Shareholders' equity:
  Capital stock (Note 12)
     Preferred shares                                                     37.2             37.2
     Common shares (1998 - 108,394,631; 1997 - 107,414,631)              157.3            153.3
  Contributed surplus (Note 12)                                           32.3             32.3
  Retained earnings                                                      202.9            114.2
  Translation account (Note 13)                                            5.8              2.5
                                                                     ---------------------------
                                                                         435.5            339.5
                                                                     ---------------------------
                                                                     $ 1,237.7         $  584.8
                                                                     ===========================

       (See accompanying notes to the consolidated financial statements)

                               MITEL CORPORATION
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          (IN MILLIONS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                                  Years Ended
                                                       March 27,   March 28,    March 29,
                                                         1998        1997         1996
Revenue:

  Products                                             $806.5       $625.0       $504.8
  Service                                                82.0         70.5         71.6
                                                      ----------------------------------
                                                        888.5        695.5        576.4
                                                      ----------------------------------
Cost of sales (excluding amortization):

  Products                                              385.9        297.4        246.7
  Service                                                51.4         47.0         45.6
                                                      ----------------------------------
                                                        437.3        344.4        292.3
                                                      ----------------------------------
Gross margin                                            451.2        351.1        284.1
                                                      ----------------------------------

Expenses:
  Selling and administrative                            231.8        208.4        172.2
  Research and development (Note 14)                     84.5         56.5         42.7
  Investment tax credits related to prior years'
    research and development (Note 14)                  (40.3)       (11.7)        (7.7)
  Restructuring and other charges (Note 15)               -           13.0          -
  Amortization                                           50.8         33.5         19.2
                                                      ----------------------------------
                                                        326.8        299.7        226.4
                                                      ----------------------------------

Operating income                                        124.4         51.4         57.7

Investment and interest income (Note 16)                  5.7          9.6         10.0
Interest expense (Note 9)                                (7.7)        (2.4)        (1.7)
                                                      ----------------------------------

Income before income taxes                              122.4         58.6         66.0

Income tax expense (Note 17)                             30.5         20.6         15.0
                                                      ----------------------------------

Net income                                               91.9         38.0         51.0

Retained earnings, beginning of year                    114.2         79.4         31.7
                                                      ----------------------------------
                                                        206.1        117.4         82.7
Dividends on preferred shares                             3.2          3.2          3.3
                                                      ----------------------------------

Retained earnings, end of year                         $202.9       $114.2       $ 79.4
                                                      ==================================

Net income attributable to common shareholders
 after preferred share dividends                       $ 88.7       $ 34.8       $ 47.7
                                                      ==================================

Net income per common share (Note 18):

  Basic                                                $  0.82      $  0.32      $  0.45
                                                      ==================================
  Fully diluted                                        $  0.80      $  0.32      $  0.44
                                                      ==================================

       (See accompanying notes to the consolidated financial statements)

                               MITEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN MILLIONS OF CANADIAN DOLLARS)


                                                                                Years Ended
                                                                      March 27,   March 28,    March 29,
                                                                        1998        1997         1996

CASH PROVIDED BY (USED IN)

Operating activities:
  Net income                                                           $ 91.9      $ 38.0       $ 51.0
  Restructuring and other charges                                          -          5.3          -
  Amortization                                                           50.8        33.5         19.2
  Investment tax credits                                                (18.0)        -            -
  Loss (gain) on sale of capital assets                                  (0.7)       (4.5)         0.2
  Deferred income taxes                                                   0.6        (0.2)         0.1
  Change in pension liability                                             1.0         0.6          -
  Increase in working capital (Note 25)                                 (50.2)       (6.6)        (0.1)
                                                                      ----------------------------------

    Total                                                                75.4        66.1         70.4
                                                                      ----------------------------------

Investing activities:
  Additions to capital assets                                           (59.2)      (73.9)       (34.5)
  Proceeds from disposal of capital assets                                7.2         5.0          0.2
  Acquisitions (Note 19)                                               (343.8)       (5.1)       (43.5)
  Net change in non-cash balances related to investing activities        (0.2)        5.4          1.0
                                                                      ----------------------------------

     Total                                                             (396.0)      (68.6)       (76.8)
                                                                      ----------------------------------

Financing activities:
  Increase in long-term debt                                            364.3        40.7         18.2
  Repayment of long-term debt                                           (26.7)      (34.1)       (10.4)
  Debt issue costs                                                      (10.9)        -            -
  Repurchase and redemption of preferred shares (Note 12)                 -           -           (1.5)
  Dividends on preferred shares                                          (3.2)       (3.2)        (3.3)
  Issue of common shares (Note 12)                                        4.0         2.7          0.9
  Net change in non-cash balances related to financing activities         -           0.8          -
                                                                      ----------------------------------

     Total                                                              327.5         6.9          3.9
                                                                      ----------------------------------

Effect of currency translation on cash                                    1.5         1.6         (1.8)
                                                                      ----------------------------------

Increase (decrease) in cash and short-term investments                    8.4         6.0         (4.3)

Cash and short-term investments, beginning of year                      143.3       137.3        141.6
                                                                      ----------------------------------

Cash and short-term investments, end of year                           $151.7      $143.3       $137.3
                                                                      ==================================

       (See accompanying notes to the consolidated financial statements)

                               MITEL CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (IN MILLIONS OF CANADIAN DOLLARS, EXCEPT PER SHARE AMOUNTS)

1.    NATURE OF OPERATIONS

      Mitel is an international communications products supplier. The Company's principal line of business is the manufacture and distribution of communications microelectronic components, sub-systems and systems, and to a lesser degree, based on revenue, the Company provides support services in respect of products sold. The principal markets for the Company's products are the United States, Europe, Canada and the Asia Pacific region.

2.    ACCOUNTING POLICIES

      These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in Note 22.

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

(D)   INVENTORIES

      Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

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

      Amortization is provided on the bases and at the rates set out below:

    Assets                        Basis                        Rate
    ----------------------------------------------------------------------
    Buildings                     Straight-line                      4  %
    Equipment                     Declining balance            20 - 30  %
                                  Straight-line                10 - 33.3%
    Patents and trademarks        Straight-line                10 - 33.3%
    Goodwill                      Straight-line               6.7 - 20  %
    Purchased research and
      development ("R&D")         Straight-line                10 - 20  %
    Deferred debt issue costs     Straight-line                     18  %


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

(G)   DERIVATIVE FINANCIAL INSTRUMENTS

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

      The Company uses interest rate swap contracts to manage interest rate risk. Payments and receipts under interest rate swap contracts are recognized as adjustments to interest expense on a basis that matches them with the related fluctuations in the interest receipts and payments under floating rate financial assets and liabilities.

(H)   REVENUE RECOGNITION

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

(I)   INCOME TAXES

      Income taxes are accounted for using the deferred tax allocation method under which the income tax provision is based on the income reported in the accounts. Investment tax credits ("ITC") are taken into income on the same basis as the related expenditures are charged to income provided the Company expects the credits to be realized. Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition. Such review may result in the recording of the accounting benefit for these timing differences and ITC carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized.

(J)   DEVELOPMENT COSTS

      The Company interprets the criteria for deferral of development costs on a very stringent basis under which few, if any, costs qualify for deferment. In the three years ended March 27, 1998, all development costs, except development costs purchased in a business combination, were expensed as incurred. Development costs purchased in a business combination are capitalized and amortized over the remaining useful life of the technology to which they relate. Management periodically evaluates the realizability of the purchased development costs based upon the expected future undiscounted cash flows of the related assets.

3.    CASH AND SHORT-TERM INVESTMENTS

      Cash and short-term investments are carried at cost, which approximates fair value. As at March 27, 1998, the Company had $99.3 (1997 - $116.9) invested in short-term investments with maturity dates between March 30, 1998 and April 30, 1998 at rates of return extending from 3.78% to 6.875%.

4.    ACCOUNTS RECEIVABLE

      Included in accounts receivable was an allowance for doubtful accounts of $10.2 (1997 - $9.8). Also included in accounts receivable was an amount of $32.5 (1997 - $16.6 ) for unbilled accounts on long-term contracts. The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk. (See also Note 20.)

5.    INVENTORIES

                                                   1998          1997
                                                ----------------------

Raw materials                                    $ 53.4        $ 29.4
Work-in-process                                    60.3          26.9
Finished goods                                     48.5          26.8
                                                ----------------------
                                                 $162.2        $ 83.1
                                                ======================


6.    FIXED ASSETS

                                                   1998          1997
                                                ----------------------
Cost:
  Land                                           $ 13.2        $  6.0
  Buildings                                       173.5         127.6
  Equipment                                       514.4         207.8
  Equipment under capital leases                  130.1          79.9
                                                ----------------------
                                                  831.2         421.3
                                                ----------------------

Less accumulated amortization:
  Buildings                                        71.0          65.7
  Equipment                                       175.7         148.6
  Equipment under capital leases                   35.2          23.3
                                                ----------------------
                                                  281.9         237.6
                                                ----------------------
                                                 $549.3        $183.7
                                                ======================


7.    OTHER ASSETS



                                                   1998          1997
                                                ----------------------
Cost:
  Patents, trademarks, and other                 $ 21.3        $ 10.6
  Other intangible assets                          27.6           4.7
  Investment tax credits recoverable               10.5           -
  Assets held for resale                            -             5.9
  Promissory note, at a rate of 10%, due in
    March 2011 and against which a first deed
    on a property was pledged as security.         10.3           -
                                                ----------------------
                                                   69.7          21.2
                                                ----------------------

Less accumulated amortization:
  Patents, trademarks, and other                    7.2           6.0
  Other intangible assets                           3.3           1.4
                                                ----------------------
                                                   10.5           7.4
                                                ----------------------
                                                 $ 59.2        $ 13.8
                                                ======================


------------------
(a) On June 27, 1997, the Company sold the Boca Raton facility which was held as an asset for resale at March 28, 1997. The Company realized a gain and other income of $1.8.

(b) On August 8, 1997, the Company purchased completed and in-process research and development (R&D), trademarks and a trade name amounting to $14.9 in connection with the purchase of the assets and technology of Gandalf Technologies Inc. (see also Note 19). The purchased intangible assets will be amortized over a period of ten years.

(c) On February 12, 1998, the Company entered into a credit agreement with a syndicate of lenders for total debt facilities of U.S. $310.0 (see also
      Note 9). The facilities were used to acquire the Plessey Semiconductors Group ("Plessey") (see also Note 19) as well as to provide a line of credit for general corporate purposes. The Company incurred $10.9 in respect of associated debt issue costs. These costs were deferred and will be amortized over the life of the debt.

(d)   The fair value of the promissory note approximates its carrying value.

8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                   1998          1997
                                                ----------------------

Trade payables                                   $ 82.2        $ 39.6
Restructuring and other provisions                 59.3          12.6
Employee-related payables                          36.4          22.8
Other accrued liabilities                         112.8          49.3
                                                ----------------------
                                                 $290.7        $124.3
                                                ======================

9.    LONG-TERM DEBT

                                                                                                   1998          1997
                                                                                             -----------------------------
AXELs Series B, at a variable interest rate based on the lower of a defined base rate or a successive three month LIBOR rate plus 2.25%; at March 27, 1998 the effective interest rate was 8.25%, with quarterly installments beginning June
1998 and due December 2003 (1998 - U.S. $150.0; 1997 - U.S. $nil)                                $211.9        $  -

Tranche A Term Loan, at a variable interest rate based on the lower of a defined base rate or a successive three month LIBOR rate plus 2.0%; at March 27, 1998 the effective interest rate was 8.00%; with quarterly installments beginning
June 1998 and due February 2003 (1998 - U.S. $85.0; 1997 - U.S. $nil)                             119.7           -

Capital leases and other, at rates varying from 3.4% to 12.2% with payment terms
ranging from 3 to 5 years                                                                          84.5          51.6

Non-interest bearing 1996 Canada-Quebec government loan, repayable in three equal annual
installments commencing July, 2001                                                                  3.8           2.1

Florida industrial revenue and development bonds, at a rate of 8.375%, repaid during Fiscal
1998 (1997 - U.S. $3.0)                                                                             -             4.1
                                                                                             -----------------------------
                                                                                                  419.9          57.8
Less current portion                                                                               40.3          14.8
                                                                                             -----------------------------
                                                                                                 $379.6        $ 43.0
                                                                                             =============================

      During Fiscal 1998, the Company entered into a credit agreement in the amount of U.S. $310.0 with Goldman Sachs Credit Partners L.P. ("GSCP"), as advisor, arranger, lender, and syndication agent; certain financial institutions as lenders; and the Canadian Imperial Bank of Commerce ("CIBC"), as lender and administrative agent for the lenders. The credit agreement provided senior secured credit facilities consisting of: (i) a 5 year Tranche A Term Loan amounting to U.S.$85.0; (ii) a 6 year Amortization Extended Term Loan (AXELs) Series B loan amounting to U.S.$150.0; and (iii) a 5 year revolving credit facility amounting to U.S.$75.0 that was unused at March 27, 1998, except for drawn letters of credit amounting to U.S.$6.2, and was otherwise available for general corporate purposes. The proceeds from the term loans were used to fund the acquisition of 100% of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey (see also Note
19).

      The Company entered into an interest rate swap on March 12, 1998 to fix the interest on a portion of the AXELs Series B loan and the Tranche A Term Loan for a notional amount of $224.5 (U.S.$157.0). The base interest rate was fixed at 5.79% and the contract matures in March 2001. This interest rate swap is considered to be an effective hedge of the variable interest rate on the term loans. The Company is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by the counter party.

      To secure the credit agreement obligations, the Company granted to the lenders a first priority lien on substantially all of its personal property and certain of its real property, including a pledge of all of the capital stock of each of its principal subsidiaries. Certain restrictive covenants and financial ratios required to be maintained are set out for the purpose of measuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuances, certain insurance proceeds, and defined excess cash flow. Mandatory prepayments range from 75% to 100% of the net cash proceeds and would be paid on a pro-rata basis toward the senior secured term loans. The Company believes it is in compliance with the obligations and restrictive covenants under the credit agreement.

      Future minimum lease payments of the obligations under capital leases total $95.7 of which $27.5, $23.5, $19.5, $16.3, and $8.9 relate to fiscal years 1999 to 2003 and beyond respectively. Interest costs of $11.7 are included in the total future lease payments.

      Scheduled principal repayments, excluding obligations under capital leases, during the next five fiscal years are: 1999 - $16.4; 2000 - $24.8; 2001 - $26.2; 2002 - $30.8; 2003 - $84.0. Interest expense related to long-term debt was $7.6 in Fiscal 1998 (1997 - $2.3; 1996 - $1.7).

      The following table presents financial instrument fair value disclosure where the carrying value of such is different. Fair value was determined by discounting cash flows of the obligations at 7.0% (1997 - 7.0%), the rate determined as generally available to the Company on credit facilities at the fiscal year-end.

                                                                           1998                        1997
                                                                 -------------------------------------------------

                                                                  Carrying       Fair         Carrying      Fair
                                                                   Amount        Value         Amount       Value

                                                                 -------------------------------------------------
Capital leases and other                                           $ 84.5       $ 83.8        $ 51.6      $ 52.0

Florida industrial revenue and development bonds                   $    -       $    -        $  4.1      $  4.3

Non-interest bearing 1996 Canada-Quebec government loan            $  3.8       $  3.0        $  2.1      $  1.5

10.       COMMITMENTS

          (A)     OPERATING LEASES

                  The future minimum lease payments for operating leases for which the Company was committed were as follows: 1999 - $19.0; 2000 - $14.6; 2001 - $11.0; 2002 - $5.5; 2003 - $5.1; 2004 and
                  beyond - $27.9.

          (B)     LETTERS OF CREDIT

                  The Company had letters of credit outstanding as at March 27, 1998 of approximately $25.2 to secure accounts payable primarily relating to the purchase of inventory.

          (C)     CAPITAL EXPENDITURES

                  Capital expenditure commitments under purchase orders outstanding at the end of Fiscal 1998 amounted to approximately $5.9.

11.       CONTINGENCIES

          The Company is a defendant in a number of lawsuits and party to a number of other claims or potential claims that have arisen in the normal course of its business. In the opinion of the Company's legal counsel, any monetary liability or financial impact of such lawsuits and claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company or the consolidated results of its operations. (See also Note 14.)

12.       CAPITAL STOCK

          The Company's authorized capital stock consists of an unlimited number of preferred and common shares.

Shares outstanding                            1998             1997
                                        --------------------------------

Preferred shares - R&D series               1,616,500        1,616,500
Common shares                             108,394,631      107,414,631


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

 (B)      COMMON SHARES

          An analysis of the changes in the number of common shares and the amount of share capital for the three years ended March 27, 1998 is as follows:

                                                   Number             Amount
                                            -----------------------------------

Balance, March 31, 1995                          105,776,618          $ 149.7
Employee stock option plans                          307,876              0.9
                                            -----------------------------------

Balance, March 29, 1996                          106,084,494            150.6
Warrants                                           1,000,000              1.7
Employee stock option plans                          330,137              1.0
                                            -----------------------------------

Balance, March 28, 1997                          107,414,631            153.3

Employee stock option plans                          980,000              4.0
                                            -----------------------------------

Balance, March 27, 1998                          108,394,631          $ 157.3
                                            ===================================


          The warrants exercised in Fiscal 1997 represent all of the warrants then outstanding to reduce outstanding warrants to nil as at March 27, 1998 (1997 - nil; 1996 - 1,000,000).

(C)       DIVIDEND RESTRICTIONS ON COMMON SHARES

          The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment.

          Pursuant to the terms of the credit agreement described in Note 9, the Company is required to maintain a minimum net worth, thereby limiting the amount of dividends that could be paid out. The preferred shares dividend does not violate this covenant. No common share dividend is currently being paid out.

(D)       STOCK OPTION PLANS

          At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors. Certain amendments to the plan were approved by the shareholders at the 1993 and 1995 Annual General Meetings allowing for 1,000,000 and 2,000,000 additional shares, respectively, to be made available for grant. The Company has contingently granted 3,123,250 additional shares subject to approval by the shareholders at the 1998 Annual General Meeting. Available for grant at March 27, 1998 were 243,525 (1997 - 1,113,525; 1996 - 1,779,775) shares. All options granted have up to maximum ten year terms and become fully exercisable at the end of four years of continuous employment.

          A summary of the Company's stock option activity and related information for the two years ended March 27, 1998 is as follows:

                                              1998                           1997                            1996
                                   -----------------------------   ----------------------------    -----------------------------
                                                   Weighted                        Weighted                         Weighted
                                                    Average                         Average                          Average
                                     Options    Exercise Price       Options    Exercise Price       Options     Exercise Price
                                   -----------------------------   ----------------------------    -----------------------------
Outstanding options:
  Balance, beginning of year        3,238,638        $ 5.71         2,902,525        $ 4.54         2,721,551         $ 3.74
  Granted                           4,237,750        $15.19           713,500        $ 9.23           610,500         $ 7.52
  Exercised                          (980,000)       $ 4.12          (330,137)       $ 2.95          (307,876)        $ 2.97
  Cancelled                          (244,500)       $ 7.87           (47,250)       $ 6.06          (121,650)        $ 5.62
                                   -----------------------------   ----------------------------    -----------------------------

Balance, end of year                6,251,888        $12.30         3,238,638        $ 5.71         2,902,525         $ 4.54
                                   =============================   ============================    =============================

Exercisable, end of year            1,303,407        $ 5.18         1,580,776        $ 3.75         1,229,775         $ 2.95
                                   =============================   ============================    =============================

Weighted average fair value
price of options granted
during the year using the
Black-Scholes fair value
option pricing model (See
also Note 22.)                                       $ 8.07                          $ 4.54                           $ 3.90
                                                 ===============                ===============                  ===============

          A summary of options outstanding at March 27, 1998 is as follows:

                                           Total Outstanding                          Total Exercisable
-------------------------------------------------------------------------------------------------------------------------------
                                Weighted Average    Weighted Average Remaining                 Weighted Average
   Options   Exercise Price     Exercise Price           Contractual Life         Options       Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
   425,925   $1.10 - $ 2.82         $ 2.01                          5 years       425,925            $ 2.01
   457,700   $3.90 - $ 5.75         $ 5.12                          6 years       345,775            $ 5.11
 1,140,513   $6.25 - $ 9.32         $ 8.25                          7 years       531,707            $ 7.77
 4,227,750   $7.12 - $17.78         $15.21                          7 years             -                 -
-----------                                                                    -----------
 6,251,888                                                                      1,303,407
===========                                                                    ===========

13.       TRANSLATION ACCOUNT

          The following table summarizes changes in the translation account:

                                                    1998       1997      1996
                                                  -----------------------------

Balance, beginning of year                         $ 2.5      $ 3.3      $10.6

Increase (decrease):
Movements in exchange rates -
  U.K. pound sterling                                7.2        5.4       (6.0)
  U.S. dollar                                       (2.1)       -         (1.4)
  Swedish krona                                     (1.0)      (4.4)       -
  Other currencies                                  (1.0)       -          0.1
Reduction of net investments in subsidiaries         0.2       (1.8)        -
                                                  -----------------------------

Balance, end of year                               $ 5.8      $ 2.5      $ 3.3
                                                  =============================


14.       GOVERNMENT ASSISTANCE AND INVESTMENT TAX CREDITS

          During the year, the Company recognized Canadian ITCs of $40.3
          (1997 - $11.7; 1996 - $7.7) related to prior years' R&D expenses for which no accounting benefit was previously recognized. (See also
          Note 17.)

          The Canadian ITCs were comprised of two components:

          1) the recognition of ITCs in Fiscal 1998 for which management believes there is sufficient evidence of expected profitability from operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs, amounting to $18.0; (1997 - $nil;
                  1996 - $nil).

          2)      ITCs realized for tax purposes in the amount of $22.3
                  (1997 - $11.7; 1996 - $7.7). The benefit of recording these ITCs was mostly offset by a corresponding increase in tax expense to result in an insignificant impact to net earnings.

          During the year, the Company also recognized total funding of $0.1 (1997 - $0.2; 1996 - $0.3) related to eligible R&D expenditures (1998 - $0.1; 1997 - $0.6; 1996 - $1.0) and an additional government grant of $0.3 which was recorded as a reduction primarily of R&D expenses in the consolidated statements of income. Contributions of $5.0 made to the Company in prior years under the Microelectronics and System Development Program, a federal assistance program, are contingently repayable if the resulting technology is commercially successful. The contributions are repayable based on a percentage of related sales over a period not to exceed ten years and ending on June 30, 2004. Any amount unpaid at the end of the ten year period would be forgiven. The total amounts repaid and repayable to March 27, 1998 were negligible.

15.       RESTRUCTURING AND OTHER CHARGES

          During the fourth quarter of Fiscal 1997, the Company recorded a charge of $13.0 comprising $8.0 in respect of a restructuring program to reduce operating expenses in Business Communications Systems and a write-off of $5.0 on the investment and related assets in the Company's joint venture in China. As at March 27, 1998, the balance of the restructuring provision included in accounts payable and accrued liabilities amounted to $1.1 (1997 - $7.7). The restructuring program related to this provision is expected to be completed during Fiscal 1999.

16.       INVESTMENT AND INTEREST INCOME

          Interest income earned on cash and short-term investments in Fiscal 1998 was $5.7 (1997 - $6.0; 1996 - $10.0). On September 27, 1996, the
          Company sold its equity interest in Esprit Telecom (Jersey) Ltd. (Esprit), a non-strategic holding which was carried at a nominal cost. The gain on the sale of shares in Esprit was $3.6.

17.       INCOME TAXES

          Details of income tax expense (recovery) were as follows:

                                      1998           1997            1996
                                  ------------------------------------------
Current
  Canadian                          $ 28.8          $ 14.9         $  9.3
  Foreign                              1.1             7.0            5.6
Deferred
  Foreign                              0.6            (1.3)           0.1
                                  ------------------------------------------
                                    $ 30.5          $ 20.6         $ 15.0
                                  ==========================================


          Deferred taxes on income generally result from timing differences primarily in the recognition of depreciation and amortization and R&D expenditures for tax and financial reporting purposes.

          The income tax expense reported differs from the amount computed by applying the Canadian rates to the income before income taxes. The reasons for these differences and their tax effects were as follows:

                                                     1998        1997       1996
                                                   -------------------------------
Expected tax rate                                     40 %        40%        40%
                                                   -------------------------------

Expected tax expense                                $ 49.0     $ 23.4     $ 26.4
Foreign tax rate differences                          (1.1)      (2.2)      (0.8)
Tax effect of losses not recognized                    0.7        8.7        2.5
Tax effect of realizing benefit of prior years'

 loss carryforwards and timing differences           (18.0)     (13.9)     (15.7)
Corporate minimum taxes                                0.7        3.2        2.4
Other                                                 (0.8)       1.4        0.2
                                                   -------------------------------

Income tax expense                                  $ 30.5     $ 20.6     $ 15.0
                                                   ===============================

          Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The income before income taxes attributable to all foreign operations was $7.4 (1997 - $6.1; 1996 - $15.7).

          As at March 27, 1998, the Company had tax loss carryforwards of approximately $100.0 for which no accounting benefit was recognized and which are available to reduce future years' income for tax purposes. These tax loss carryforwards expire as follows: 2002 - $2.8; 2003 - $16.5; 2004 - $7.1; 2005 to 2013 - $73.6. The tax loss carryforwards relate to operations in the United States, Germany and Hong Kong. As at March 27, 1998, the Company had Canadian ITC carryforwards of approximately $45.5, which are available to reduce future years' income taxes. These ITCs expire during the years from 2000 to 2008. (see also Note 14.) In addition, the Company had timing differences of approximately $30.0 for which no accounting benefit was recognized.

18.       NET INCOME PER COMMON SHARE

          The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective fiscal years (107,775,404 shares in 1998; 107,274,463 shares in 1997; and 105,920,369 shares in 1996). The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds which would have been received.

19.       ACQUISITIONS

(A) On April 16, 1998 and subsequent to Fiscal 1998's year end, the Company announced that it entered into an agreement to acquire certain assets of the Customer Premises Equipment (CPE) Business Unit of Centigram Communications Corporation for cash consideration of U.S.$22.0. The Company will also purchase receivables and inventories related to that business for approximately U.S.$4.8 in cash. Centigram's CPE Business Unit, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition is expected to close on or about May 8, 1998. The acquisition will be accounted for by the purchase accounting method, in which the results of operations are included in the Company's accounts from the date of acquisition.

(B) On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100% of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey for a total cash consideration of $323.6 (U.S. $225.0). Plessey, headquartered in Swindon, U.K., is an international semiconductor manufacturer for communications and media applications. The acquired company will operate as Mitel Semiconductor Limited in the U.K. and as Mitel Semiconductor Americas Inc. in the U.S. The acquisition was accounted for by the purchase accounting method. The purchase transaction is summarized as follows:

          Net assets acquired at approximate fair value:

Current assets (including cash of $1.4)              $ 134.4
Capital assets                                         354.3
Other assets                                            10.5
                                                  ----------
Total assets                                           499.2
                                                  ----------

Current liabilities                                    143.4
Capital leases                                          18.3
Deferred income taxes                                   13.9
                                                  ----------
Total liabilities                                      175.6
                                                  ----------

Total net assets                                     $ 323.6
                                                  ==========

Cash consideration                                   $ 323.6
                                                  ==========

          The allocation to net assets includes incurred liabilities of $10.6 in respect of acquisition costs, and $45.2 in respect of costs to integrate the operations of the acquired company with the Semiconductor division. The integration provision includes severance costs of $21.9 and costs of $23.3 primarily related to eliminating other redundancies. The acquisition and integration liabilities were outstanding as at March 27, 1998.

          Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal period is presented as follows:

                                                                     (Unaudited)
                                                                1998             1997
                                                              Pro Forma       Pro Forma
                                                              Combined         Combined
                                                             ----------------------------
Revenue                                                       $ 1,227.3        $ 1,152.9
                                                              =========        =========

Net income                                                    $    41.2        $    34.0
                                                              =========        =========

Net income attributable to common shareholders
  after preferred share dividends                             $    38.0        $    30.8
                                                              =========        =========

Net income per common share (Note 18):
  Basic                                                       $    0.35        $    0.29
                                                              =========        =========
  Fully diluted                                               $    0.35        $    0.28
                                                              =========        =========

          The unaudited Pro Forma information does not include the operating savings or synergies anticipated as a result of the combined operations.

(C) On August 8, 1997, the Company acquired certain assets and the remote access business of Gandalf Technologies Inc. (Gandalf) for cash consideration of $21.6. The purchase agreement did not include Gandalf's service business. Gandalf's remote access products and technology facilitate high volume data and voice communications between the corporate office, local branches, teleworkers and agents in the field. Gandalf's operations are based principally in Canada, the United States, and the United Kingdom. In addition to the cash consideration, the Company incurred expenses of $0.5 in respect of acquisition costs and $0.6 in respect of costs to integrate the operations of the acquired company. As at March 27, 1998, the integration program was substantially completed.

          This acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $14.9 was allocated to identifiable intangible assets which include completed and in- process research and development, trademarks and the tradename. The identifiable intangible assets will be amortized over ten years. The purchase transaction is summarized as follows:

                Net assets acquired, at approximate fair value:
                Current assets                                     $ 7.1
                Capital assets                                      15.6
                                                                   -----
                Total assets                                        22.7

                Current liabilities                                  1.1
                                                                   -----

                Total net assets                                   $21.6
                                                                   =====

                Cash consideration                                 $21.6
                                                                   =====

Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of Fiscal 1998 is not presented due to the insignificant impact on the Company's results of operations.

(D) On January 31, 1997, the Company acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, for cash consideration of $5.1. This acquisition was accounted for by the purchase accounting method. The difference between the purchase price and the fair value of the acquired net assets amounted to $3.3, all of which was recorded as goodwill to be amortized on a straight-line basis over five years. The purchase transaction is summarized as follows:

          Net assets acquired, at approximate fair value:

             Current assets                             $3.1
             Capital assets                              1.0
             Goodwill                                    3.3
                                                       ------
             Total assets                                7.4

             Current liabilities                         2.3
                                                       ------

             Total net assets                           $5.1
                                                       ======

             Cash consideration                         $5.1
                                                       ======


(E) On March 29, 1996, the Company acquired ABB Hafo AB (subsequently renamed Mitel Semiconductor AB), a designer, manufacturer and marketer of custom and application specific integrated circuits and semiconductor components with operations based in Sweden and the United States. Mitel Semiconductor AB was acquired for cash consideration of $44.0, comprised of $24.0 for 100% of the outstanding common shares and $20.0 for the repayment of all bank loans in the acquired company. In addition to the cash consideration, the Company incurred expenses of $1.7 in respect of acquisition costs and $2.0 in respect of costs to integrate the operations of the acquired company with the Semiconductor division. As at March 27, 1998, the integration program was completed. This acquisition was accounted for by the purchase accounting method. The purchase transaction is summarized as follows:

          Net assets acquired, at approximate fair value:

             Current assets (including cash of $0.5)    $28.0
             Capital assets                              48.2
                                                       -------
             Total assets                                76.2
                                                       -------

             Current liabilities                         13.9
             Pension liability                           12.1
             Deferred income taxes                        6.2
                                                       -------
             Total liabilities                           32.2
                                                       -------

             Total net assets                           $44.0
                                                       =======

             Cash consideration                         $44.0
                                                       =======


20.       RELATED PARTY TRANSACTIONS

          During the year ended March 27, 1998, the Company sold to jointly controlled and significantly influenced enterprises products and services valued at approximately $2.5 (1997 - $8.1; 1996 - $7.9).

          Included in accounts receivable as at March 27, 1998 were amounts due from jointly controlled and significantly influenced enterprises of $0.4 (1997 - $0.4; 1996 - $1.5).

21.       INFORMATION ON GEOGRAPHIC SEGMENTS

          The Company operates primarily as a vertically integrated manufacturer of communications products which is its principal line of business. Included in total revenue for Canada were export sales amounting to $275.6 in Fiscal 1998 (1997 - $244.9; 1996 - $197.7). The point of origin (the location of the selling organization) of revenue and the location of the assets determine the geographic areas. The following tables present segmented geographic information:

                                                          1998       1997         1996
                                                    -------------------------------------
Revenue:
  Canada
     External customers                                $  141.0     $ 113.4     $  98.6
     Transfers between geographic areas                   188.3       181.5       145.3
                                                          329.3       294.9       243.9
                                                    -------------------------------------
  United States
     External customers                                   405.7       312.9       271.5
     Transfers between geographic areas                    20.1        19.4        14.1
                                                          425.8       332.3       285.6
                                                    -------------------------------------
  Europe
     External customers                                   329.0       248.0       183.3
     Transfers between geographic areas                    58.9        32.4        19.2
                                                          387.9       280.4       202.5
                                                    -------------------------------------
  Other
     External customers                                    12.8        21.2        23.0

  Eliminations of transfers between geographic areas     (267.3)     (233.3)     (178.6)
                                                    -------------------------------------
Total revenue                                          $  888.5     $ 695.5     $ 576.4
                                                    =====================================

                                                          1998        1997        1996
                                                    -------------------------------------
Operating income:
  Canada                                               $  110.6     $  53.7     $  58.8
  United States                                            57.9        35.7        37.8
  Europe                                                   57.2        40.9        35.0
  Other                                                     2.3        15.7         3.2
  Eliminations                                             (8.6)      (10.2)       (5.0)
                                                    -------------------------------------

Segment operating income                                  219.4       135.8       129.8
Corporate expenses                                         95.0        84.4        72.1
                                                    -------------------------------------

Operating income                                          124.4        51.4        57.7

Investment and interest income, net of interest expense    (2.0)        7.2         8.3
Income tax expense                                        (30.5)      (20.6)      (15.0)
                                                    -------------------------------------

Net income                                             $   91.9     $  38.0     $  51.0
                                                    =====================================

Capital asset additions:
  Canada                                               $   28.5     $  57.1     $  26.9
  United States                                             3.2         3.5         2.3
  Europe                                                   26.6        13.2         4.4
  Other                                                     0.9         0.1         0.9
                                                    -------------------------------------

Capital asset additions                                $   59.2     $  73.9     $  34.5
                                                    =====================================

Amortization expense:
  Canada                                               $   21.7     $  17.9     $  13.4
  United States                                             3.2         2.4         1.6
  Europe                                                   25.7        12.9         4.1
  Other                                                     0.2         0.3         0.1
                                                    -------------------------------------

Amortization expense                                   $   50.8     $  33.5     $  19.2
                                                    =====================================

Identifiable assets:
  Canada                                               $  242.0     $ 187.4     $ 136.5
  United States                                           153.9        96.7        82.8
  Europe                                                  739.2       194.9       198.1
  Other                                                     2.3         6.8        11.5
                                                    -------------------------------------

Identifiable assets                                     1,137.4       485.8       428.9
Corporate assets                                          100.3        99.0        88.2
                                                    -------------------------------------

Total assets                                           $1,237.7     $ 584.8     $ 517.1
                                                    =====================================

      In line with industry practice, corporate expenses include research and development, scientific research agreement revenue and general administration expenses. Interest and income taxes are excluded from the calculation of segment operating income.

      Transfers between areas are made at prices based on the total cost of the product to the selling location.

22.   UNITED STATES ACCOUNTING PRINCIPLES

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as follows:

      (A) Under Canadian GAAP, unrealized and realized gains and losses on foreign currency transactions identified as hedges may be deferred as long as there is reasonable assurance that the hedge will be effective. Under U.S. GAAP, deferral is allowed only on foreign currency transactions intended to hedge identifiable firm foreign currency commitments.

      (B) Under Canadian GAAP, investments in joint ventures are recognized in the financial statements of the venturer by applying the proportionate consolidation method of accounting. Under U.S. GAAP, equity accounting is applied to investments in joint ventures when preparing the consolidated financial statements of the venturer.

      (C) Under Canadian GAAP, stock issue costs are shown as an adjustment to retained earnings. The carrying amount of capital stock is shown net of issue costs under U.S. GAAP.

      (D) Redeemable preferred shares are excluded from shareholders' equity under requirements of the SEC.

      (E) Reductions in stated capital and deficit are not recorded under U.S. GAAP. The Company had previously undertaken stated capital and deficit reductions in fiscal years 1985, 1986, 1987 and 1992.

      (F) Under Canadian GAAP, for purposes of the statements of cash flows, cash position includes all short-term investments. Under U.S. GAAP, cash position includes highly liquid investments with original maturities of less than three months. In addition, under U.S. GAAP, non-cash items such as assets acquired under capital lease are excluded from the statements of cash flows. Under Canadian GAAP, the gross amount of non-cash items is included in the respective operating, investing, or financing activities as applicable.

      (G) The Company implemented SFAS 109, Accounting for Income Taxes, in Fiscal 1994 for purposes of reconciliation to U.S. GAAP. As at March 27, 1998, the Company's deferred tax asset, primarily related to the benefit of realizing investment tax credit and loss carryforwards and timing differences, net of a valuation allowance of $85.5
           (1997 - $123.1), was $42.7 (1997 - $10.2), and deferred tax liabilities, primarily related to buildings and equipment, were $27.1 (1997 - $9.9). The application of this method also gives rise to differences in the allocation of consideration with respect to business combinations which may result in the recognition of deferred tax balances. Subsequent realization of any unrecognized tax benefits will be applied to reduce any remaining goodwill or intangibles of the related acquisitions, before being reported in net income for U.S. GAAP purposes.

      (H) Management has examined the rules applicable to SFAS 119 regarding the disclosure of derivative financial instruments and the fair value of financial instruments and has provided the required disclosure in Notes 7, 9, 22, 23 and 24.

      (I) The Company implemented SFAS 128 in Fiscal 1998, regarding earnings per share for purposes of reconciliation to U.S. GAAP. Under U.S. GAAP the fully diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents. The comparative figures were restated to conform to the adopted accounting method and presentation.

      (J) Purchased R&D under Canadian GAAP is capitalized and amortized over the remaining useful life of the technology to which it relates. Under U.S. GAAP, the purchased in-process R&D is expensed at the time of acquisition. The Company has not established the technical feasibility of the in-process R&D and it has no alternative future use.

      (K) As allowed under SFAS 123, Accounting for Stock Based Compensation, management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25) in accounting for its employee stock options for purposes of reconciliation to U.S. GAAP because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly, under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations for U.S. GAAP purposes.

      (L) Under Canadian GAAP, exchange gains or losses related to translation of foreign currency denominated long-term monetary items are deferred and amortized over the remaining life of the items. Under U.S. GAAP, deferral is not allowed and such gains or losses are included in the determination of net income.

      (M) Under Canadian GAAP, certain costs relating to the acquirer may be recognized in the purchase price allocation when accounting for business combinations. These costs, subject to certain conditions, qualify where they are a direct substitute for costs that would otherwise be incurred with respect to the acquired business. Under U.S. GAAP, only costs relating directly to the acquired business may be considered in the purchase price allocation.

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

                                                                                      1998       1997       1996
                                                                                     ----------------------------
Net income in accordance with Canadian GAAP                                          $ 91.9     $ 38.0     $ 51.0

Write-off of acquired in-process R&D                                                   (2.7)        -          -
Amortization of acquired in-process R&D                                                 0.2         -          -
Effect of deferral accounting related to foreign exchange contracts                     0.4       (7.2)       5.9
Translation of foreign currency denominated debt                                        6.4         -          -
Adjustment to deferred income taxes                                                     6.1       10.2         -
Acquirer's redundancy provisions                                                      (12.4)        -          -
                                                                                     ----------------------------
U.S. GAAP and SEC requirements:
Net income for the period                                                              89.9       41.0       56.9
Less: dividends on cumulative preferred shares                                          3.2        3.2        3.3
                                                                                     ----------------------------
Adjusted net income                                                                  $ 86.7     $ 37.8     $ 53.6
                                                                                     ============================
Net income per common share:
   Basic                                                                             $ 0.80     $ 0.35     $ 0.51
                                                                                     ============================
   Fully diluted                                                                     $ 0.80     $ 0.35     $ 0.50
                                                                                     ============================

Weighted average shares for basic EPS (millions)                                      107.8      107.3      105.9
Weighted average shares on conversion of stock options (millions)                       1.1        1.2        1.2
                                                                                     ----------------------------
Adjusted weighted average shares and share equivalents (millions)                     108.9      108.5      107.1
                                                                                     ============================

          The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive: options outstanding for the year ended March 27, 1998 to purchase 3,167,250 (1997 - 647,000; 1996 - 395,500) shares of common stock at an average exercise price of $17.69 (1997 - $9.31; 1996 - $7.87) per share.

          Cash flow information presented in conformity in all material respects with U.S. GAAP:

                                                                                         1998       1997         1996
                                                                                      --------------------------------
Cash provided by (used in)
Operating activities - Canadian GAAP                                                  $  75.4     $  66.1       $ 70.4
Deferred income taxes                                                                     6.1        10.2            -
Change in deferred tax asset                                                             (6.1)      (10.2)           -
                                                                                      --------------------------------
Operating activities - U.S. GAAP                                                         75.4        66.1         70.4
                                                                                      --------------------------------

Investing activities - Canadian GAAP                                                   (396.0)      (68.6)       (76.8)
Change in short-term investments                                                         53.3        (2.9)        (6.3)
Additions to capital assets under capital lease                                          24.6        31.3         16.3
                                                                                      --------------------------------
Investing activities - U.S. GAAP                                                       (318.1)      (40.2)       (66.8)
                                                                                      --------------------------------

Financing activities - Canadian GAAP                                                    327.5         6.9          3.9
Increase in capital leases                                                              (24.6)      (31.3)       (16.3)
                                                                                      --------------------------------
Financing activities - U.S. GAAP                                                        302.9       (24.4)       (12.4)
                                                                                      --------------------------------

Increase (decrease) in cash                                                              60.2         1.5         (8.8)
Effect of currency translation on cash flows                                              1.5         1.6         (1.8)
Cash position, beginning of period                                                       55.5        52.4         63.0
                                                                                      --------------------------------

Cash position, end of period                                                          $ 117.2     $  55.5       $ 52.4
                                                                                      ================================
                                                                                         1998       1997
                                                                                      -------------------
Balance sheet items in conformity with U.S. GAAP and SEC requirements:

  Cash                                                                                $ 117.2     $  55.5
  Short-term investments                                                              $  34.5     $  87.8
  Deferred tax assets                                                                 $  11.8     $   6.1
  Fixed assets                                                                        $ 525.1     $ 183.7
  Other assets                                                                        $  69.6     $  19.4
  Accounts payable and accrued liabilities                                            $ 284.5     $ 128.3
  Redeemable preferred shares                                                         $  34.4     $  34.4
  Common shares                                                                       $ 603.2     $ 599.2
  Contributed surplus                                                                 $   2.5     $   2.5
  Deficit                                                                             $(206.2)    $(292.9)

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

          Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 1998, 1997 and 1996:

                                                      1998          1997        1996
                                                    ---------------------------------
Risk-free interest rate                               5.30%          5.45%      7.02%
Dividend yield                                          nil            nil        nil


Volatility factor of the expected market price
  of the Company's common stock                      0.483          0.565      0.593
Weighted-average expected life of the options      6 years        6 years    6 years
U.S. GAAP Pro Forma net income attributable to
  common shareholders after preferred dividends     $ 84.0         $ 36.6     $ 53.2

U.S. GAAP Pro Forma net income per common share:
  Basic                                             $ 0.78         $ 0.34     $ 0.49
  Fully diluted                                     $ 0.77         $ 0.34     $ 0.49

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

          For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis. (See also Note 12.)

23.       PENSION PLANS

          The Company maintains several defined contribution and three defined benefit pension plans for its employees. Pension expense was $6.4 in Fiscal 1998 (1997 - $4.8; 1996 - $3.3).

(A)       Defined Contribution Pension Plans

          Both the Company and the employees contribute to these plans based on the employees' earnings.

(B)       Defined Benefit Pension Plans

          The Company's policy is to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by pension regulatory authorities.

          (i) The first defined benefit plan is contributory and covers substantially all employees of Mitel Telecom Limited, a wholly owned subsidiary of the Company, by providing pension benefits based on length of service and final pensionable earnings. Employee contributions are based on pensionable earnings. Actuarial reports in connection with this defined benefit plan, prepared in April, 1995 and updated to March 28, 1997, were based on projections of employees' compensation levels to the time of retirement. These actuarial reports indicate that the actuarial present value of the accrued pension benefits and the net assets available to provide for these benefits, at market value, were as follows:

                                                            1998       1997
                                                         ---------   --------

                  Pension fund assets                      $ 60.9     $ 53.5
                  Accrued pension benefits                 $ 54.2     $ 48.2


          The assumptions used to develop the actuarial present value of the accrued pension benefits for Fiscal 1998 and Fiscal 1997 were as follows:

                  Discount rate                               8.5%
                  Compensation increase rate                  6.5%
                  Investment return assumption                8.5%

                  For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

          (ii) The second defined benefit plan is contributory and covers substantially all employees of Mitel Semiconductor Limited, a wholly owned subsidiary of the Company acquired on February 12, 1998 (see also Note 19). This plan is currently being administered by The General Electric Company, p.l.c., from whom the Company acquired Mitel Semiconductor Limited. The Company will establish a new pension plan and transfer the employees to this plan once regulatory approvals are completed.

          (iii) The third defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan. The associated pension liability is calculated each year by the Pension Registration Institute and is insured in its entirety by Forsakringsbolaget Pensionsagaranti. The pension liability of $12.2 (67.9 SEK) (1997 - $11.3 (62.6 SEK)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

24.       FOREIGN EXCHANGE CONTRACTS

          At March 27, 1998, foreign currency contracts to exchange $235.5 in foreign currency (977.0 Italian Lira, 646.7 Japanese Yen, 96.5 Pounds Sterling, 32.4 French Francs, 25.0 Swedish Krona, 5.2 U.S. Dollars,
          2.7 Deutsche Marks and 2.3 Singapore Dollars) had an unrealized loss of $9.6. All of the contracts mature before July 31, 1999. The unrealized loss represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The unrealized loss reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts on March 27, 1998.

          Mitel is exposed to credit risk in the event of non-performance, but does not anticipate non-performance, by any of the counter parties. Management believes that there is no substantial concentration of credit risk resulting from the foreign currency forward contracts.

25.       CASH FLOW INFORMATION

                                                         1998            1997            1996
                                                     -----------------------------------------
Net change in non-cash working capital
balances related to operating activities:

Accounts receivable                                  $  (65.6)         $  (9.8)        $  (7.0)
Inventories                                              (6.3)           (11.6)            9.0
Accounts payable and accrued liabilities                 28.9             10.3             1.4
Deferred revenue                                          5.1              2.9            (0.7)
Other                                                   (12.3)             1.6            (2.8)
                                                     -----------------------------------------
                                                     $  (50.2)         $  (6.6)        $  (0.1)
                                                     =========================================

26.       UNUSED BANK LINES OF CREDIT

          Upon the purchase of Plessey, a new line of credit was granted for $106.0 (U.S.$75.0), of which up to $28.3 (U.S.$20.0) was available for letters of credit. At March 27, 1998, $8.7 (U.S.$6.2) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit amounting to approximately $97.3 (U.S.$68.8) (1997 - $32.7) at a rate of interest based on the LIBOR (5.6875%), plus 2%.

27.       COMPARATIVE FIGURES

          Certain of the 1997 and 1996 comparative figures have been reclassified so as to conform to the presentation adopted in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

          The following table sets forth the name, age and position with the Company of each director and nominee for director of the Company.


Name                                 Age      Director Since                  Positions
------------------------             ---      ------------------------        --------------------------
Andre Borrel                          61      --                              Director Nominee
Anthony L. Craig(2)                   52      May 16, 1996                    Director
Hubert T. Lacroix(1)(3)               42      July 21, 1992                   Director
Donald G. McIntyre                    50      --                              Director Nominee
Dr. John B. Millard(2)(3)             59      February 4, 1993                Director and President and Chief Executive
                                                                              Officer
Donald W. Paterson(1)(2)              65      May 16, 1996                    Director
Dr. Henry Simon(3)                    68      July 21, 1992                   Director and Chairman
Peter van Cuylenburg                  50      March 15, 1996                  Director
Jonathan I. Wener(1)(2)               47      July 21, 1992                   Director

------------------
(1) Member of the Audit Committee (established in accordance with the Canada Business Corporation Act)
(2) Member of the Compensation and Human Resources Development Committee
(3) Member of the Nominating Committee

          Mr. Borrel has been an independent consultant to the semiconductor industry since 1996. From 1967 to 1996, he served in senior management positions with Motorola, Inc.

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

          Mr. Lacroix is, and has been since 1984, a partner with McCarthy Tetrault (law firm) who practices in the areas of securities, commercial and corporate law. He is also a director of Michelin Canada Inc., Donohue Inc., ITS Investments Limited Partnership and Telemedia Inc. and is the chairman of the securities advisory committee to the Quebec Securities Commission.

          Mr. McIntyre joined the Company in 1987 as Vice President, General Counsel and Secretary and became Vice President, Human Resources, General Counsel and Secretary in 1991. Mr. McIntyre served as a director of the Company from 1993 to 1996.

          Dr. Millard was appointed President and Chief Executive Officer of the Company on January 11, 1993. Formerly, Dr. Millard served as Senior Vice President of Nippon Electric Company America from October 1990 to November 1992. From 1987 to 1990, Dr. Millard was President of Millard Consulting.

          Mr. Paterson has been President of Cavandale Corporation, a strategic advisor, since September 1988. Mr. Paterson is also Chairman of NewGrowth Corporation and Utility Corporation and a director of Atlantis Communications Inc., Telepanel Systems Inc., Microforum Inc. and Imutec Corporation.

          Dr. Simon is Chairman, Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. From 1994 to 1996, he was Chief Executive Officer of Schroder Ventures Life Sciences Advisers and, from

1987 to 1996, a partner of Schroder Venture Advisers responsible for a venture capital group in London, United Kingdom. He is chairman of Anagen plc and Shire Pharmaceuticals plc as well as a director of Chiroscience plc, Laservision Centers Inc. and Micromass U.K. Ltd. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994.

          Mr. van Cuylenburg has been President, Specialty Storage Products Group, of Quantum Corporation since September 1996. From January 1996 to August 1996, he was an independent consultant to Xerox Corporation. From July 1993 to December 1995, he was Executive Vice President of Xerox Corporation and from April 1992 to May 1993, he was President of Next Computer. From April 1990 to April 1992, Mr. van Cuylenburg served as a director of Cable & Wireless plc in London, U.K. Mr. van Cuylenburg is also a director of QAD Inc.

          Mr. Wener has been Chairman, Chief Executive Officer and principal shareholder of Canderel Holdings Ltd., a real estate investment company, since 1983. Mr. Wener is a founding member of the Urban Development Institute of Quebec. Mr. Wener is also a director of Laurentian Bank of Canada.

          There are no family relationships among directors, nominees for director or executive officers of the Company. Under the terms of the Company's By-Laws and the Canada Business Corporations Act, a majority of the directors must be resident Canadians.

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

          The Board of Directors of the Company has always endorsed the concept, principles and practices of sound corporate governance and believes that the Company is in substantial compliance with the Governance Guidelines.

          The following is a summary of the particulars of the system of corporate governance of the Company.

MANDATE OF THE BOARD

          The mandate of the Board of Directors is to supervise the management of the business and affairs of the Company with a view to evaluating, on an ongoing basis, whether the Company's resources are being managed in a manner consistent with enhancing shareholder value, ethical considerations and corporate social responsibility. In order to better fulfill its mandate, the Board of Directors has formally acknowledged its responsibility for, among other matters:

          (i) reviewing and approving, at the beginning of each fiscal year, the business plan, capital budget and financial goals of the Company as well as longer term strategic plans prepared and elaborated by management and, throughout the year, monitoring the achievement of the objectives set;

          (ii) ensuring that it is properly informed, on a timely basis, of all important issues (including environmental, cash management and business development issues) and developments involving the Company and its business environment;

          (iii) identifying, with management, the principal risks of the Company's business and the systems put in place to manage these risks as well as monitoring, on a regular basis, the adequacy of such systems;

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

COMPOSITION OF THE BOARD AND OF ITS COMMITTEES

          The Governance Guidelines recommend that a board of directors be constituted of a majority of individuals who qualify as "unrelated directors." The Governance Guidelines define an "unrelated director" as a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director's ability to act with a view to the best interests of the Company, other than interests and relationships arising from shareholding.

          The Board of Directors, currently composed of two related directors out of seven board members, complies with such recommendations. Dr. John B. Millard, President and Chief Executive Officer, and Hubert T. Lacroix, partner of the Company's principal legal advisors, are considered to be related to the Company.

          The Governance Guidelines also recommend that a board of directors should examine its size. The Board of Directors believes that the number of seven directors, taking into consideration the proposed increase to nine directors, is currently sufficient and appropriate to effectively conduct business. The Board of Directors, as presently constituted, brings together a mix of skills, backgrounds and individual attributes that the Board of Directors considers appropriate to the stewardship of the Company.

          A further Governance Guideline recommends that the Audit Committee be made up of outside and unrelated directors only. This guideline also states that other board committees should be comprised of outside directors, a majority of whom should be unrelated directors. The Company currently has three committees, being the Audit Committee, the Compensation and Human Resources Development Committee (the "Compensation Committee") and the Nominating Committee. Certain of these committees, as presently constituted, do not comply with the Governance Guideline recommendations. However, for the reasons outlined below, the Board of Directors has decided not to modify the composition of the committees at this time. It is the intention of the Board of Directors to reevaluate from time to time the composition of the various committees.

          The three committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assisting the Board of Directors in efficiently carrying out its responsibilities. Set out below is a general description of the committees of the Board and their respective mandates.

AUDIT COMMITTEE

          The mandate of the Audit Committee is to review (i) the annual and interim financial statements of the Company and certain other public disclosure documents required by regulatory authorities, (ii) the nature and scope of the annual audit as proposed by the auditors and management, (iii) with the auditors and management, the adequacy of the internal accounting control procedures and systems within the Company and (iv) with management, the risks inherent to the Company's business and risk management programs, including those related to the environment and the health and safety of employees, to make recommendations on a quarterly basis to the Board of Directors with respect thereto.

          The Audit Committee is presently composed of three outside directors, two of whom are unrelated: Donald W. Paterson and Jonathan I. Wener and one of whom is related: Hubert T. Lacroix. In view of the historical contribution of Mr. Lacroix, the Board of Directors considered the participation of Mr. Lacroix in the Audit Committee to be essential and concluded that he should continue to serve on such committee, on the condition that such committee be always composed of a majority of unrelated directors.

COMPENSATION COMMITTEE

          The mandate of the Compensation Committee is outlined below under "Report on Executive Compensation." This mandate further includes a review of the compensation of directors to ensure the compensation realistically reflects the responsibilities and risk involved in being an effective director. The Compensation Committee is presently composed of three outside and unrelated directors: Anthony L. Craig, Donald W. Paterson and Jonathan I. Wener.

NOMINATING COMMITTEE

          The mandate of the Nominating Committee is to seek out and review potential additional Board of Director candidates as submitted by search consultants retained by the Company, to evaluate the structure, responsibility and composition of committees of the Board of Directors and to make recommendations to the Board of Directors with respect thereto. The Nominating Committee is presently composed of two outside directors, one of whom is unrelated: Dr. Henry Simon and one of whom is related: Hubert T. Lacroix, and one inside and related director: Dr. John B. Millard. In view of the historical contribution of Mr. Lacroix and the contribution to the Company of Dr. Millard, the Board of Directors considered the participation of Mr. Lacroix and Dr. Millard in the Nominating Committee to be essential and concluded that they should continue to serve on such committee.

INDEPENDENCE FROM MANAGEMENT

          The Governance Guidelines state that the independence of a board is most simply achieved by appointing a chair who is not a member of management. The Chairman of the Board is separate from management and ensures that the Board can function independently of management.

OTHER

          The Board of Directors considers that orienting and educating new directors is an important element of ensuring responsible corporate governance. By ensuring that Board members are properly informed of the business of the Company, the Board considers that it complies with the Governance Guidelines.

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

          In certain circumstances, it may be appropriate for an individual director to engage an outside advisor at the expense of the Company. The Chairman of the Board will determine if the circumstances warrant the engagement of an outside advisor.

EXECUTIVE OFFICERS

          The names, ages and positions with the Company of the executive officers of the Company, other than Dr. Millard and Mr. McIntyre who are listed in the table of directors, are as follows:


Name                                             Age         Positions
-------------------------------                  ---         --------------------------------------
Jean-Jacques Carrier                              47         Vice President of Finance and Chief Financial Officer
Kirk K. Mandy                                     42         Vice President and General Manager, Business
                                                             Communications Systems
Francois Cordeau                                  40         Vice President and General Manager, Mitel Semiconductor
Shirley J. Mears                                  43         Vice President, Treasurer

          Mr. Carrier was appointed Vice President of Finance and Chief Financial Officer for the Company in September 1993. Prior to that date, he was Senior Vice President, Finance and Chief Financial Officer for Sherritt Inc. from 1991 to 1993, a Canadian public company based in Alberta. From 1976 to 1991, Mr. Carrier held a number of senior positions with Consolidated-Bathurst Inc.

          Mr. Mandy was appointed Vice President and General Manager, Business Communications Systems in January 1997. Prior to that date, he was Vice President and General Manager, Semiconductor Division from November 1992 to December 1996. Mr. Mandy served as Vice President, Research and Development from February 1991 to November 1992, as Vice President, Product Development from August 1990 to January 1991 and Vice President, Technical Planning from May 1990 to July 1990. Mr. Mandy joined the Company in 1984.

          Ms. Mears was appointed Vice President, Treasurer in April 1992. Ms. Mears served as Vice President, Corporate Taxation and Canadian Human Resources from April 1991 to March 1992 and Vice President, Corporate Taxation from February 1990 to March 1991. Ms. Mears joined the Company in 1983.

ITEM 11.  EXECUTIVE COMPENSATION

          The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 1998 was $2,428,642. This amount includes salary, bonuses, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

          The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 1998 for the provision of pension, retirement and similar benefits to the directors, executive officers and three former executive officers of the Company as a group was $312,517, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $92,239 for the above executive officers.

SUMMARY COMPENSATION TABLE

          The following table sets forth compensation information for the three fiscal years ended March 27, 1998, March 28, 1997, and March 29, 1996 for the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                                                                                                           Long-Term
                                                                               Annual Compensation        Compensation
                                                                      -------------------------------------  Awards
                                                                                 Bonus ($)                 Securities
                                                                                 ---------                   Under
                                                                                  (Annual    Other Annual   Options     All Other
                                                               Fiscal            Incentive  Compensation(1) Granted  Compensation(2)
        Name and Principal Position                             Year  Salary ($)  Awards)         ($)         (#)         ($)
---------------------------------------------                  ------ ---------- ---------  --------------- -------  ---------------
Dr. John B. Millard                                             1998   513,646    596,000          --        50,000      2,643,193
President and Chief Executive Officer                           1997   508,136    125,000          --       100,000         82,867
                                                                1996   479,466    250,000          --       100,000         74,629

Kirk K. Mandy                                                   1998   289,206    270,000          --       100,000         47,458
Vice President and General Manager, Business Communications     1997   238,836    150,000          --        55,000         40,224
   Systems                                                      1996   189,378    135,000          --        20,000        102,682

Jean-Jacques Carrier                                            1998   254,916    307,500          --        80,000         40,901
Vice President of Finance and Chief Financial Officer           1997   248,019     57,500          --        30,000         39,690
                                                                1996   236,220    115,000          --        30,000         37,789

Donald G. McIntyre                                              1998   196,778    229,700          --        75,000         58,763
Vice President, Human Resources, General Counsel and Secretary  1997   190,944     37,500          --        25,000        113,691
                                                                1996   181,776     75,000          --        25,000         52,522

Francois Cordeau                                                1998   207,189    185,625          --       125,000         42,083
Vice President and General Manager, Mitel Semiconductor         1997   249,954(3)  66,032      87,365        10,000          9,100
                                                                1996    84,966     36,260      55,730         5,000          4,009

------------------
(1) Perquisites and personal benefits did not exceed the lesser of $50,000 and 10% of the salary and bonus for each of the Named Executive Officers.
(2) "All Other Compensation" includes contributions made and accrued by the Company to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $87,124 for the Named Executive Officers. It also includes amounts for the exercise of stock options based on the excess of the market price of the common shares on the date of exercise over the exercise price thereof.
(3) Mr. Cordeau was compensated under an expatriate contract while in Sweden during 1997.

EMPLOYEE SHARE OWNERSHIP PLAN

      The Employee Share Ownership Plan was approved by the Board of Directors in May 1997. The purpose of this plan is to enable employees to invest in equity shares of the Company through employee savings. Employees make contributions by means of payroll deductions and common shares of the Company are purchased twice per month by Montreal Trust Company of Canada (the trustee appointed to administer the plan) through normal market facilities. The Company pays all brokerage commissions, transfer taxes and other charges and expenses of the purchase and sale of the common shares except in connection with sales of fewer than 100 shares, in which case the employee is responsible for such costs.

1991 STOCK OPTION PLAN FOR KEY EMPLOYEES AND NON-EMPLOYEE DIRECTORS

      The 1991 Stock Option Plan for Key Employees and Non-Employee Directors (the "Option Plan") provides for the granting of non-transferable options to purchase common shares to key employees and non-employee directors of the Company and its subsidiaries, as determined from time to time by the Compensation Committee. The Option Plan was approved by the shareholders of the Company at the 1991 Annual and Special Meeting of Shareholders and certain amendments were approved by the shareholders at the 1993 and 1995 Annual and Special Meetings of Shareholders. Further minor amendments were made to the Option Plan by the Board of Directors on March 12, 1998.

      All options granted under the Option Plan must be exercised within a maximum of ten years following the date of grant or such other shorter time or times as may be determined by the Compensation Committee at the time of grant. Under the terms of the Option Plan, up to 25% of the common shares in respect of each option may be purchased after one year from the date of grant, up to 50% after two years from the date of grant, up to 75% after three years from the date of grant and up to 100% after four years from the date of grant or at such other time or times as may be determined by the Compensation Committee at the time of grant.

      The price at which common shares may be purchased upon exercise of an option is the average of the market price (as defined in the Option Plan) of the common shares on The Toronto Stock Exchange for the five trading day period immediately preceding the date of grant.

      The Option Plan provides that, in the event of the death of an option holder, the exercise period of any options unexercised at the date of death would be accelerated so that the option holder's legal personal representative would be permitted to purchase and take delivery of all common shares under option and not purchased or delivered at the date of death, during the 180-day period following such option holder's death (but in no event after the expiration date of such option).

      The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 30 days following the date the employee's employment is terminated; provided, however, that the Board of Directors of the Company may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated, for up to a maximum of three years following the date of termination of the employee's employment (but in no event after the expiration date of such option). In the event the employee's employment has been terminated for cause, the employee's options may be exercised only during the next business day following the date of personal delivery of a written notice by the Company to the employee confirming such termination.

      The Option Plan further provides that, in the event of a change of control (whether in fact or in law) of the Company which results in a non-employee director being replaced, the vesting period shall be waived with respect to the options then held by such non-employee director in order to permit the full exercise of all outstanding options then held by such person. In the event that the non-employee director ceases to act as a director of the Company, all options held by such director that are then exercisable may be exercised within 180 days following the announcement of the quarterly results next following the date of resignation of such person (but in no event after the expiration date of such option). The Option Plan also provides that the Compensation Committee may determine that any option granted under the Option Plan shall include provisions which accelerate the date on which an option shall become exercisable upon the happening of such events as the Compensation Committee may determine and as permitted in the Option Plan.

      Under the terms of the Option Plan, the maximum number of common shares as to which options may be granted is 5,800,000 (representing approximately 5% of the common shares outstanding as of May 29, 1998). The Board of Directors has approved a further 10,200,000 common shares to be available for grant, for a total of 16,000,000 common shares (representing approximately 15% of the common shares outstanding as of May 29, 1998), subject to shareholder approval at the next annual and special meeting of shareholders to be held on July 23, 1998. As of May 29, 1998, the closing price of the common shares of the Company on The Toronto Stock Exchange was $22.80 and therefore the total market value as of such date of the 6,271,463 shares (excluding 2,492,262 common shares as to which options have been previously exercised) that are or may be subject to options pursuant to the Option Plan was $142,989,356.

      During Fiscal 1998, the Company granted options to purchase up to 4,237,750 common shares to 905 employees and six non-employee directors of the Company at an average exercise price of $15.19 per share, of which options for 417,500 common shares were granted to six executive officers at an average exercise price of $13.42 per share. During Fiscal 1998, three executive officers and two former executive officers of the Company exercised options to purchase 428,225 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $4,248,853 as of such date.

      As at May 29, 1998, there were outstanding under the Option Plan options for an aggregate of 6,271,463 common shares at prices ranging from $1.10 to $19.96 per share and expiring at various dates through 2007. Of such options, options for an aggregate of 1,296,250 common shares were held by six executive officers, one of whom is a director of the Company.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information regarding options granted to the Named Executive Officers under the Option Plan during Fiscal 1998.

                        OPTION GRANTS DURING FISCAL 1998

                                                                                           Market Value of
                                                    % of Total                          Securities Underlying
                               Securities        Options Granted      Exercise or        Options/SARS on the
                             Under Options         to Employees        Base Price            Date of Grant
       Name                   Granted (#)        in Fiscal 1998       ($/Security)            ($/Security)        Expiration Date
   -----------               -------------       ---------------      ------------      ---------------------     ---------------
Dr. John B. Millard             50,000                  (1)                9.48                  7.20              May 22, 2007

Kirk K. Mandy                   50,000                  (1)                9.48                  7.20              May 22, 2007
                                50,000(2)               (1)               17.78                 17.60              March 12, 2004

Jean-Jacques Carrier            30,000                  (1)                9.48                  7.20              May 22, 2007
                                50,000(2)               (1)               17.78                 17.60              March 12, 2004

Donald G. McIntyre              25,000                  (1)                9.48                  7.20              May 22, 2007
                                50,000(2)               (1)               17.78                 17.60              March 12, 2004

Francois Cordeau                50,000                  (1)                7.12                  7.20              May 22, 2007
                                25,000                  (1)               11.73                 12.75              October 29, 2007
                                50,000(2)               (1)               17.78                 17.60              March 12, 2004

------------------
(1)   Less than 1%.
(2) This grant represents 20,000 stock options granted subject to shareholder approval and 30,000 stock options granted subject to both shareholder approval and achievement of certain performance targets established by the Board of Directors.

YEAR-END OPTION VALUES TABLE

      The following table summarizes, for each of the Named Executive Officers, the aggregate options exercised during Fiscal 1998 and option values at March 27, 1998.

                AAGGREGATE OPTIONS EXERCISED DURING FISCAL 1998
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                                      Value of Unexercised
                                                                 Unexercised Options at               In-the-Money Options
                                                                    March 27, 1998                     at March 27, 1998
                          Securities                                      (#)                                  ($)
                          Acquired On    Aggregate Value
       Name              Exercise (#)      Realized ($)      Exercisable       Unexercisable      Exercisable       Unexercisable
    ----------           ------------    ---------------     -----------       -------------      -----------       -------------
Dr. John B. Millard         242,000         2,577,300          338,000            200,000          4,666,350          1,962,000

Kirk K. Mandy                    --                --           53,750            156,250            602,900          1,021,075

Jean-Jacques Carrier             --                --           87,500            122,500            975,725            715,525

Donald G. McIntyre               --                --           45,750            111,250            523,038            611,688

Francois Cordeau              5,750            27,600            1,250            135,500             11,225            852,000


COMPENSATION OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

      On December 16, 1992, the Company entered into an employment agreement with Dr. John B. Millard with respect to his employment as President and Chief Executive Officer. Pursuant to the agreement, as amended, Dr. Millard is entitled to receive an annual base salary in the amount of $515,000, subject to annual adjustment, plus an annual discretionary bonus as determined by the Board of Directors, in addition to customary benefits and an option to purchase 400,000 common shares of the Company at a price of $1.85 per common share under the Option Plan. Dr. Millard has exercised this option in part to acquire 242,000 common shares, leaving a balance of 158,000 shares which may currently be acquired upon exercise of such option. The agreement provided for an initial term of two years commencing January 11, 1993, subject to automatic renewal for consecutive one-year terms unless the Company or Dr. Millard gives notice in writing that the agreement will not be renewed at least ninety days prior to the end of the then current term. On November 10, 1997, the Company entered into an amending agreement with Dr. Millard which provided that the annual renewal provision in his employment agreement be amended to provide that the Board of Directors may give Dr. Millard notice of non-renewal of his employment at any time and such notice will effectively terminate Dr. Millard's employment on the last day of the fiscal quarter next following the quarter in which notice is given. Pursuant to Dr. Millard's employment agreement, he will be entitled to twelve months' base salary in the event of termination of his employment for reasons other than resignation, death, legal cause or change of control.

      On January 5, 1998, Dr. Millard informed the Board of Directors of his intention to retire in 1998.

EXECUTIVE COMPENSATION AGREEMENTS

      The Company has entered into Compensation Agreements with seven senior executives (the "Executives"), including some of the Named Executive Officers, to provide for certain entitlements only in the event of a Take-Over Bid (as defined) for the Company or the termination of employment of the Executive(s) resulting from a Change of Control (as defined) of the Company.

      The agreements generally provide as follows:

      (a) in the event of a Take-Over Bid for the Company, all unvested stock options held by an Executive would immediately vest and become exercisable. In the event a Take-Over Bid is not completed, there are provisions to restore the Company and such Executive, as nearly as possible, to what would have been the situation had the Take-Over Bid not occurred; and

      (b) in the event of a termination by the Company of an Executive's employment, other than for Just Cause (as defined), within twenty-four months following a Change of Control of the Company, the Executive would receive as compensation: (i) for four Named Executive Officers - two times the Executive's annual base salary, one year's bonus calculated as the one year average of the Executive's bonuses for the previous three fiscal years, the value of eighteen months of Benefits (as defined) and the immediate vesting of all unvested stock options then held by the Executive; and (ii) for three other Executives - one time the Executive's annual base salary, one-half of a year's bonus calculated as one-half of the one year average of the Executive's bonuses for the previous three fiscal years, the value of twelve months of Benefits and the immediate vesting of all unvested stock options then held by the Executive.

      The Compensation Agreements were developed under the direction of the Compensation Committee in consultation with independent compensation consultants and independent legal advisers in order to reflect current North American competitive market practices.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      During Fiscal 1998, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $10,000 and a director's fee of $1,250 for attendance at each meeting of the Board of Directors or any Committee thereof or for each day spent on the affairs of the Company and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $6,000. The Company also pays the Chairman of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $100,000 (inclusive of Board and Committee meeting fees) and a per diem of $2,500 for attendance on Company business to an annual maximum of $50,000. Effective as of May 21, 1998, the fee for attendance in person at a meeting of the Board of Directors or any Committee thereof or for a day spent on the affairs of the Company was raised to $2,000.

      The following table summarizes the aggregate unexercised options held by non-employee directors at May 29, 1998.

                 OPTION INFORMATION FOR NON-EMPLOYEE DIRECTORS

                                      Unexercised Options at May 29, 1998
Date of Grant                             Exercisable / Unexercisable
-----------------------------         -----------------------------------
January 26, 1993                              100,000 /      --

May 12, 1994                                   54,000 /      --

May 17, 1995                                   45,000 /  15,000

March 15, 1996                                 10,000 /  10,000

May 16, 1996                                   50,000 /  50,000

May 22, 1997                                   30,000 /  90,000

March 12, 1998                                     -- / 150,000


DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

      As at May 29, 1998, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of U.S. $25,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 27, 1998 was Cdn. $248,340. No portion of these premiums was paid by the directors and officers of the Company. The policies provide for no deductible for any loss in connection with claims against a director or officer and deductibles of U.S. $500,000 for claims relating to violations of United States securities laws and U.S. $250,000 for other claims resulting in a loss for the Company.

INDEBTEDNESS OF OFFICERS, DIRECTORS AND EMPLOYEES

      As at May 29, 1998, no officer, director or employee or former officer, director or employee of the Company or its subsidiaries was indebted to the Company in connection with the purchase of securities of the Company.

      As at May 29, 1998, the aggregate amount of outstanding indebtedness to the Company incurred, other than in connection with the purchase of securities of the Company and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Company or its subsidiaries amounted to $256,135.

REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee is comprised of three members of the Board of
Directors: Jonathan I. Wener, the Chairman of the Committee, Anthony L. Craig and Donald W. Paterson.

      It is the responsibility of the Compensation Committee to recommend to the Board of Directors compensation policies and levels, compensation plans, stock option/purchase plans and benefit plans. The Compensation Committee is also responsible for developing and reviewing succession plans that sustain the long-term viability of the Company.

GENERAL PRINCIPLES OF EXECUTIVE COMPENSATION

      Compensation of executive officers, including the Named Executive Officers, is determined by the Board of Directors upon recommendations made by the Compensation Committee.

      The Company's executive compensation programs are designed to attract and retain competent individuals who can ensure the current and long-term success of the Company. Each component of the Company's executive compensation program is designed to be competitive with leading Canadian and U.S. high technology companies of similar size.

      Executive positions are formally evaluated by an independent consultant, using a widely recognized point-factor job evaluation system, resulting in a specific number of points for each position. Using total points to compare to the external comparator group, a market rate for each executive position is established based on information furnished through independent survey data.

      The total compensation program for executive officers is comprised of three components: base salary, an annual incentive and a long-term incentive.

BASE SALARY

      Base salary recommendations are determined based on market data for positions of similar responsibilities and complexity in the comparator group, internal equity comparisons and the individual's ability and experience. The Company's base salaries are competitive with those of the comparator group.

ANNUAL INCENTIVE COMPENSATION ARRANGEMENTS

      The Company's annual incentive plans are intended to incent individuals to focus on achievement of current year operating income targets and key strategic performance objectives within each of the business units. Individual target awards and performance weightings within the plans are dependent on the individual's ability to influence results. Operating Income targets are set by the Board of Directors at the commencement of the fiscal year and awards for business unit and individual performance are only payable if the corporate operating income is at least 75% of target performance.

LONG-TERM INCENTIVE

      Options to purchase common shares are granted to the Named Executive Officers and other key employees to sustain commitment to long-term profitability and maximize shareholder value over the long term. Under the terms and conditions of the Option Plan, participants are granted options which are exercisable within a maximum of ten years following the date of grant at an exercise price equal to the average market price of the Company's common shares on The Toronto Stock Exchange during the five trading day period immediately preceding the date of grant. See "Executive Compensation - 1991 Stock Option Plan for Key Employees and Non-Employee Directors."

COMPENSATION OF THE PRESIDENT AND CHIEF EXECUTIVE OFFICER

      In January 1993, Dr. John B. Millard was appointed as President and Chief Executive Officer of the Company. Dr. Millard's compensation was approved by the Compensation Committee and the Board of Directors after reviewing market data of the comparator group provided by an independent consultant and taking into account Dr. Millard's executive knowledge and experience in the telecommunications industry, his leadership ability and sound business acumen.

      The base salary and long-term incentive components of Dr. Millard's compensation are determined in accordance with the policies applying to all executive officers of the Company. Dr. Millard's current base salary is $515,000.

      Dr. Millard's annual discretionary bonus is determined, at each fiscal year end, based on the Compensation Committee's assessment of Dr. Millard's performance, particularly in improving the Company's profitability and financial condition. For Fiscal 1998, Dr. Millard earned a bonus of $596,000 based on the Company's profitability.

      The Compensation Committee of the Board of Directors, whose names are set out below, has approved the issue of this Report on Executive Compensation and its inclusion in this Annual Report on Form 10-K.

Mr. Anthony L. Craig
Mr. Donald W. Paterson
Mr. Jonathan I. Wener

PERFORMANCE GRAPH

      The following graph compares the cumulative total shareholder return on $100 invested in common shares of the Company with the cumulative total return of The Toronto Stock Exchange 100 Stock Index for the five most recently completed fiscal years, assuming reinvestment of all dividends.


                        [PERFORMANCE GRAPH APPEARS HERE]

                         MITEL                  TSE 100
                         -----                  -------

March 26, 1993           $100                    $100

March 25, 1994            243                     128

March 31, 1995            238                     126

March 29, 1996            313                     149

March 28, 1997            248                     181

March 27, 1998            658                     239

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as at May 29, 1998 with respect to: (1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, each of the Named Executive Officers and all executive officers and directors as a group.


Name and Address                                    Class of Shares        Amount Beneficially Owned        Percent of Class(1)
-------------------------------------               ---------------        -------------------------        -------------------
Knight Bain Seath & Holbrook                            common                   5,704,340                           5.3
   Capital Management Inc.
   1 Toronto Street, Suite 708
   Toronto, Ontario M5C 2V6

T.A.L. Investment Counsel Ltd.                          common                   5,421,275                           5.0
   1000 de la Gauchetiere Street
   West, Suite 3100
   Montreal, Quebec, H3B 4W5

*Jean-Jacques Carrier                                   common                     145,000(2)                        (7)

*Francois Cordeau                                       common                      15,500(2)                        (7)

Anthony L. Craig                                        common                      15,000(2,3)                      (7)
   27421 Country Club Drive
   Bonita Bay, Bonita Springs
   Florida, U.S.A.  33293

Hubert T. Lacroix                                       common                     112,000(2,3)                      (7)
   1170 Peel Street
   Montreal, Quebec H3B 4S8

*Kirk K.  Mandy                                         common                      90,000(2)                        (7)

*Donald G. McIntyre                                     common                      80,000(2)                        (7)

*Shirley Mears                                          common                      24,500(2)                        (7)

*Dr. John B.  Millard                                   common                     435,300(2,4)                      (7)

Donald W. Paterson                                      common                      16,000(2,3)                      (7)
   141 Adelaide St. West, Suite 1200
   Toronto, Ontario M5H 3L9

Dr. Henry Simon                                         common                     136,000(2,3)                      (7)
   1 Telegraph Hill
   London, England NW3 7NU

Peter van Cuylenburg                                    common                      15,000(2,3)                      (7)
   500 McCarthy Blvd.
   Milpitas, CA  95035

Jonathan I. Wener                                       common                     192,630(2,3,5)                    (7)
   2000 Peel Street, Suite 900
   Montreal, Quebec H3A 2W5

                                       68


12 directors and executive officers as a              common                   1,276,930(2,3,6)                    (7)
group..........................................      R&D Preferred                      -0-

------------------
* These officers are located c/o Mitel Corporation, 350 Legget Drive, Kanata, Ontario, Canada K2K 1X3.

The persons named hold the sole investment and voting power except as set forth below:

(1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.
(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Carrier - 115,000; Mr. Cordeau - 15,500; Mr. Craig
      - 15,000; Mr. Lacroix - 104,000; Mr. Mandy - 90,000; Mr. McIntyre -
      69,500; Ms. Mears - 24,500; Dr. Millard - 413,000; Mr. Paterson - 15,000;
      Dr. Simon - 36,000; Mr. van Cuylenburg - 15,000 and Mr. Wener - 104,000.
(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Craig - 50,000; Mr. Lacroix - 55,000; Mr. Paterson - 50,000; Dr. Simon - 55,000; Mr. van Cuylenburg - 50,000, and Mr. Wener - 55,000.
(4) Dr. Millard's holdings exclude 5,500 common shares held by trusts created for the benefit of his grandchildren as to which he possesses shared voting and investment power as a trustee.
(5) The holdings of Mr. Wener are held by and registered in the name of MOI-MEME Holdings Inc. Mr. Wener is the sole shareholder of MOI-MEME Holdings Inc.
(6) The holdings of one executive officer exclude 400 common shares held of record by his children, as to which he disclaims beneficial ownership.
(7)   Represents less than 1% of the class.

      Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the fiscal year ended March 27, 1998, the Company retained the law firm McCarthy Tetrault, of which Hubert T. Lacroix, a member of the Board of Directors, is a partner.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      a) The following financial statements and supplementary data are filed as part of this report under Item 8:

1.    CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                             PAGE NUMBER
                                                                                       (WITHIN THE 10-K)
Auditor's Report to the Shareholders                                                                  34

Consolidated Balance Sheets at March 27, 1998, March 28, 1997 and March 29, 1996                      35

Consolidated Statements of Income and Retained Earnings for the fiscal years ended
March 27, 1998, March 28, 1997 and March 29, 1996                                                     36

Consolidated Statements of Cash Flows for the fiscal years ended
March 27, 1998, March 28, 1997 and March 29, 1996                                                     37

Notes to the Consolidated Financial Statements                                                        38

2. FINANCIAL STATEMENT SCHEDULES. The Schedules supporting the consolidated financial statements which are filed as part of this report are as follows:

        Schedule II  -  Valuation and qualifying accounts

Note: Schedules other than that listed above are omitted as they are not applicable or not required, or the information is included in the consolidated financial statements or notes thereto.

3.    EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION

3.1 Articles of Continuance of the Company and Amendments thereto (incorporated by reference to Exhibit 3.1 to Registration Statement No.2-88432 on Form S-1)

3.2 Certificate and Articles of Amendment of Mitel Corporation dated May 16, 1984 (incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended February 24, 1984)

3.3 Certificates and Articles of Amendment of Mitel Corporation dated June 27, 1984, September 7, 1984 and October 9, 1984 (incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended February 22, 1985)

3.4 Certificate and Articles of Amendment of Mitel Corporation dated May 23, 1986 (incorporated by reference to Exhibit 3.4 to Form 10-K for the year ended March 28, 1986)

3.5 Certificate and Articles of Amendment of Mitel Corporation dated May 27, 1987 (incorporated by reference to Exhibit 3.5 to Form 10-K for the year ended March 25, 1988)

3.6 Certificate and Articles of Amendment of Mitel Corporation dated January 21, 1988 (incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended March 25, 1988)

3.7 By-Laws of the Company (incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended March 29, 1996)

3.8 Certificate and Articles of Amendment of Mitel Corporation dated August 24, 1995 (incorporated by reference to Exhibit 3.8 to Form 10-K for the year ended March 29, 1996)

10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Mitel Telecom Limited, Portskewett, Gwent, Wales and Mitel Corporation, Kanata, Ontario, Canada (incorporated by reference to
              Exhibit 2.1 to Form 8-K filed on February 27, 1998)

10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company, p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27,
              1998)

10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company, p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27,
              1998)

10.4 Credit Agreement, dated as of February 12, 1998, between Goldman Sachs Credit Partners L.P., as advisor, arranger and syndication agent, Canadian Imperial Bank of Commerce, as administrative agent, the Lenders listed therein, and Mitel Corporation, as borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 27, 1998)

21            Subsidiaries of the Company                                     78

23            Consent of Ernst & Young                                        79

24            Power of Attorney (included on the signature page to this       72
              Form 10-K)

27            Financial Data Schedule                                         80

      (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K in the fourth quarter of the fiscal year ended March 28, 1997. The Report was filed February 27, 1998 and related to the acquisition of Plessey and the related financing on February 12, 1998. The Company filed a Form 8-K/A relating to the same transactions on April 27, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MITEL CORPORATION

                                      By: /s/ John B. Millard
                                          ___________________
                                          (John B. Millard)
                                          President and Chief Executive Officer

Dated: June 23, 1998

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

                     SIGNATURE                                        TITLE                                DATE
--------------------------------------------------- ------------------------------------------  ---------------------------
                  /s/ Henry Simon                   Chairman of the Board                              June 23, 1998
___________________________________________________
                   (Henry Simon)

                /s/ John B. Millard                 President and Chief Executive Officer              June 23, 1998
___________________________________________________
                 (John B. Millard)

               /s/ Anthony L. Craig                 Director                                           June 23, 1998
___________________________________________________
                (Anthony L. Craig)

               /s/ Hubert T. Lacroix                Director                                           June 23, 1998
___________________________________________________
                (Hubert T. Lacroix)

              /s/ Donald W. Paterson                Director                                           June 23, 1998
___________________________________________________
               (Donald W. Paterson)

             /s/ Peter van Cuylenburg               Director                                           June 23, 1998
___________________________________________________
              (Peter van Cuylenburg)

               /s/ Jonathan I. Wener                Director                                           June 23, 1998
___________________________________________________
                (Jonathan I. Wener)

             /s/ Jean-Jacques Carrier               Vice President of Finance and Chief                June 23, 1998
___________________________________________________ Financial Officer
              (Jean-Jacques Carrier)

                                       72

                                  SCHEDULE II
                               MITEL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 MARCH 27, 1998
                       (IN MILLIONS OF CANADIAN DOLLARS)

                                                             Additions
-------------------------------------------------------------------------------------------------------------------------------
                              Balance
                             Beginning              Charged             Charged to                                 Balance, End
     Description             of Period            to Expense          Other Accounts          Deductions             of Period
     -----------             ---------            ----------          --------------          ----------           ------------
Allowance for doubtful accounts:

Fiscal 1998                    $ 9.8                  $ 5.2               $ --                  $(4.8)                $10.2
Fiscal 1997                      5.9                    5.8                 --                   (1.9)                  9.8
Fiscal 1996                      7.3                    1.2                 --                   (2.6)                  5.9

Restructuring and other provisions:

Fiscal 1998                    $12.6                    0.2               54.5(1)               $(8.0)                $59.3
Fiscal 1997                      3.3                   11.7                 --                   (2.4)                 12.6
Fiscal 1996                      5.7                    2.0                 --                   (4.4)                  3.3

------------------
(1) Amounts charged to other accounts are in respect of acquisition costs and costs to integrate the operations of the acquired companies with Mitel.

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

      ASYNCHRONOUS TRANSFER MODE (ATM): A fast packet switching technique by which short packets or cells containing data, voice or video signals are moved over networks at high speed.

      ASYMMETRIC DIGITAL SUBSCRIBER LINE (ADSL): A technology that delivers high speed data rates over a twisted pair of copper wires. ADSL provides asymmetrical megabit access for two general types of applications, interactive video and high speed data communications.

      AUTOMATIC CALL DISTRIBUTION (ACD): A telephone exchange system that optimizes distribution of incoming calls to a service group to increase the efficiency of the system and the service resources (agents).

      BIPOLAR: Refers to transistors formed with two (N- and P-type) semiconductor types. Such transistors are generally termed NPN or PNP types.

      CALL CENTER: Groups of people, telephones and computers organized to permit service agents to efficiently answer calls from, or direct calls to, large numbers of people. Call centers are often identified by a 1-800 number and make use of ACD technology.

      CENTREX: A telephone company service designed to provide PBX-like features to subscribers.

      CLIENT/SERVER: A distributed computing architecture whereby the client is an application user on a LAN and the server provides access to common applications and group services for database and file sharing.

      CMOS OR COMPLEMENTARY METAL OXIDE SEMICONDUCTOR: A technology for making integrated circuits known for requiring less electricity.

      DUPLEX DEVICE: A device that contains both a LED and a PIN Diode Photodetector in the same package. The LED emits light in a specific wavelength range while the PIN detects in a different wavelength range, thus providing the capability to transmit light in both directions.

      E1: A 2.048 Mpb/s digital transmission link, the digital transmission standard used in Japan and Europe.

      FAB:  A factory that makes integrated circuit chips.

      FABLESS: Refers to semiconductor companies whose designed products are manufactured in fabs owned by third parties.

      FIBER OPTIC TRANSMISSION: The conversion of electrical signals to light waves, thereby providing vastly increased capacity compared with copper wire, i.e., one glass fiber can replace over 10,000 telephone wires. This is the technology used to interconnect the modules of Mitel's LIGHT PBX systems.

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

      JTAPI or Java telephony API: A set of modularly-designed, application programming interfaces for Java-based computer telephony applications. JTAPI offers telephony interface extensions grouped into building-block packages. Applications written to JTAPI are independent of platforms or phone systems.

      LAN: Local Area Network that connects computers together within an office complex. When such connections are distributed over a city or even larger area, the LAN becomes a WAN or Wide Area Network.

      LIGHT EMITING DIODE (LED): An active semiconductor device that emits light in a specific wavelength range in response to an electrical signal applied to it.

      MIDDLEWARE: An intermediate software application layer that links an end user application to the call control software layer.

      MILINK DATE MODULE: A module that allows peripheral data communications to pass through the multi-line SUPERSET 400 series of telephones to the PBX system. It converts data signals of RS-232 serial devices such as computers or video display terminals to high speed asynchronous digital signals (up to 19.2 Kbps) and allows simultaneous use of the telephone and the RS-232 device.

      PIN DIODE PHOTODETECTOR: An active semiconductor device that detects light in a specific wavelength range and transforms the detected optical signal into an electrical signal.

      PIN FOR PIN: A phrase used to describe a semiconductor component that is not unique and is easily replaceable.

      PRIVATE BRANCH EXCHANGE (PBX): A "branch" of the telephone company's central office exchange, usually located on the customer's premises, to provide connections between the extension telephones within a business as well as connections to public and private networks outside the business.

      QUARTZ TECHNOLOGY: Base material used to produce Surface Acoustic Wave Filters.

      SILICON-ON-SAPPHIRE: A manufacturing process that allows radiation hardening of silicon in order to permit performance under extreme and harsh environmental conditions.

      SURFACE ACOUSTIC WAVE FILTERS:  A product designed to filter noise.

      SYSTEM-ON-A-CHIP: A complete system designed in the form of an integrated circuit from which blocks of functionality may be selected to build a product.

      SX-200 LIGHT, SX-2000 LIGHT, THE LIGHTS, LIGHT SERIES: All refer to the modular, fiber-optic related PBX switching systems in Mitel's product portfolio.

      T1: A 1.544 Mbp/s digital transmission link, the North American standard for digital transmission.

      THYRISTOR: A bistable semiconductor device used for power switching that comprises three or more junctions that can be switched from the off state to the on state, or vice versa, such switching occurring within at least one quadrant of the principal voltage-current characteristic.

      TAPI: A Windows Telephony Applications Programming Interface designed by Microsoft and Intel to stimulate third-party development of telephony applications that run on Windows-based PCs.

      TSAPI: A Telephony Service Application Programming Interface that allows telephony applications to be designed to interwork with Novell clients and servers.

      UNIVERSAL SERIAL BUS (USB): A new open standard designed to provide low cost "plug and play" interface between PCs and peripherals. USB brings higher speed PC-to-peripheral communications, allows for hot attach/detach of peripherals and provides for the connection of multiple devices to a single port.

      VCSEL OR VERTICAL CAVITY SURFACE EMITTING LASER: The latest development of laser light sources used in optical fiber communications at speeds of several gigabits per second such that all information stored on a PC's hard disk could be transferred in a few seconds.

      WAN: Wide Area Network that connects computers distributed throughout a city or even larger area.

                       SECURITIES AND EXCHANGE COMMISSION

                               MITEL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE PERIOD ENDING MARCH 27, 1998

                          ---------------------------

                                    EXHIBITS

                          ---------------------------