Form 10-Q
period 1998-06-26
MITEL CORP
filed 1998-08-07
CIK 352435

                                                        http://www.mitel.com

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 26, 1998

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

Yes  (X)     No  ( )

The number of common shares outstanding as at July 31, 1998 was 116,536,681.

                              MITEL CORPORATION

                                   INDEX

PART I.  FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         June 26, 1998 and March 27, 1998 . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Retained Earnings -
         Three months ended June 26, 1998 and June 27, 1997 . . . . . . . . 4

         Consolidated Statements of Income -
         Three months ended June 26, 1998 and June 27, 1997. . . . . . . . .5

         Consolidated Statements of Cash Flows -
         Three months ended June 26, 1998 and June 27, 1997. . . . . . . . .6

         Notes to the Consolidated Financial Statements . . . . . . . . . . 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . 17

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .27

                              Mitel Corporation
                    (incorporated under the laws of Canada)
                         CONSOLIDATED BALANCE SHEETS
                      (in millions of Canadian dollars)
                                 (Unaudited)

                                                      June 26,   March 27,
                                                      1998       1998
                                                      --------   --------
ASSETS
Current assets:
  Cash and short-term investments                     $   60.8   $  151.7
  Accounts receivable                                    302.0      288.0
  Inventories (Note 3)                                   185.3      162.2
  Prepaid expenses                                        18.9       19.8
  Investment tax credits recoverable (Note 6)              7.7        7.5
                                                      --------   --------
                                                         574.7      629.2
Capital assets:
  Fixed assets (Note 4)                                  550.1      549.3
  Other assets (Notes 5 & 6)                             107.6       59.2
                                                      --------   --------
                                                      $1,232.4   $1,237.7
                                                      ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $  256.5   $  290.7
  Income and other taxes payable                          10.2       19.6
  Deferred revenue                                        32.0       32.7
  Current portion of long-term debt (Note 7)              39.5       40.3
                                                      --------   --------
                                                         338.2      383.3
Long-term debt (Note 7)                                  383.6      379.6
Pension liability                                         12.9       12.2
Deferred income taxes                                     28.4       27.1
                                                      --------   --------
                                                         763.1      802.2
                                                      --------   --------
Shareholders' equity:
  Capital stock (Note 7)
     Preferred shares                                     37.2       37.2
     Common shares                                       157.9      157.3
  Contributed surplus                                     32.3       32.3
  Retained earnings                                      216.7      202.9
  Translation account (Note 8)                            25.2        5.8
                                                      --------   --------
                                                         469.3      435.5
                                                      --------   --------
                                                      $1,232.4   $1,237.7
                                                      ========   ========

     (See accompanying notes to the consolidated financial statements)

                             Mitel Corporation
                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      (in millions of Canadian dollars)
                                (Unaudited)

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Retained earnings, beginning of period                $ 202.9    $ 114.2

Net income for the period                                14.6       18.2
                                                      -------    -------
                                                        217.5      132.4

Dividends on preferred shares (Note 9)                   (0.8)      (0.8)
                                                      -------    -------
Retained earnings, end of period                      $ 216.7    $ 131.6
                                                      =======    =======

   (See accompanying notes to the consolidated financial statements)

                             Mitel Corporation
                      CONSOLIDATED STATEMENTS OF INCOME
          (in millions of Canadian dollars, except per share amounts)
                               (Unaudited)

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Revenue:
  Products                                            $ 288.4    $ 162.5
  Service                                                22.2       19.5
                                                      -------    -------
                                                        310.6      182.0
                                                      -------    -------
Cost of sales (excluding amortization):
  Products                                              142.9       80.6
  Service                                                15.1       11.4
                                                      -------    -------
                                                        158.0       92.0
                                                      -------    -------
Gross margin                                            152.6       90.0
                                                      -------    -------
Expenses:
  Selling and administrative                             63.1       49.2
  Research and development (net)                         40.2       15.8
  Investment tax credits related to prior years'
   research and development (Note 6)                     (6.1)      (7.4)
  Amortization                                           28.9        9.2
                                                      -------    -------
                                                        126.1       66.8
                                                      -------    -------
Operating income                                         26.5       23.2

Interest:
  Income                                                  1.6        1.2
  Expense                                                (8.5)      (0.9)
                                                      -------    -------
Income before income taxes                               19.6       23.5

Income tax expense                                        5.0        5.3
                                                      -------    -------
Net income for the period                             $  14.6    $  18.2
                                                      =======    =======
Net income for the period attributable to common
 shareholders after preferred share dividends         $  13.8    $  17.4
                                                      =======    =======
Net income per common share (Note 7)                  $  0.13    $  0.16
                                                      =======    =======

    (See accompanying notes to the consolidated financial statements)

                              Mitel Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions of Canadian dollars)
                                (Unaudited)

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income for the period                           $  14.6    $  18.2
  Amortization                                           29.4        9.2
  Investment tax credits                                 (3.5)      (3.6)
  Gain on sale of capital assets                         (0.4)      (0.8)
  Other non-cash operating items                          0.3        0.2
  Increase in working capital                           (69.4)     (18.8)
                                                      -------    -------
    Total                                               (29.0)       4.4
                                                      -------    -------
Investing activities:
  Additions to capital assets                           (13.3)      (9.8)
  Proceeds from disposal of capital assets                0.8        6.8
  Acquisitions (Note 10)                                (46.6)         -
  Net change in non-cash balances related to
   investing activities                                  (5.0)     (12.2)
                                                      -------    -------
     Total                                              (64.1)     (15.2)
                                                      -------    -------
Financing activities:
  Increase in long-term debt                              5.5        8.2
  Repayment of long-term debt                            (3.2)      (3.9)
  Debt issue costs                                       (1.9)         -
  Dividends on preferred shares (Note 9)                 (0.8)      (0.8)
  Issue of common shares (Note 7)                         0.6        0.1
                                                      -------    -------
     Total                                                0.2        3.6
                                                      -------    -------
Effect of currency translation on cash                    2.0        0.7
                                                      -------    -------
Decrease in cash and short-term investments             (90.9)      (6.5)

Cash and short-term investments, beginning of period    151.7      143.3
                                                      -------    -------
Cash and short-term investments, end of period        $  60.8    $ 136.8
                                                      =======    =======

  (See accompanying notes to the consolidated financial statements)

                              MITEL CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (in millions of Canadian dollars, except per share amounts)
                                (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 26, 1998 and the results of operations and the changes in financial position for the three month periods ended June 26, 1998 and June 27, 1997, in accordance with accounting principles generally accepted in Canada. (See also Note 11).

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 27, 1998. The Company's fiscal year-end is the last Friday in March.

2. Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3.   The components of inventory are:

                                                      June 26,   March 27,
                                                      1998       1998
                                                      -------    -------
Raw materials                                         $  54.5    $  53.4
Work-in-process                                          75.1       60.3
Finished goods                                           55.7       48.5
                                                      -------    -------
                                                      $ 185.3    $ 162.2
                                                      =======    =======

4.   Fixed assets:

                                                      June 26,   March 27,
                                                      1998       1998
                                                      -------    -------
Cost                                                  $ 860.3    $ 831.2
Accumulated amortization                               (310.2)    (281.9)
                                                      -------    -------
                                                      $ 550.1    $ 549.3
                                                      =======    =======

5.   Other assets:

                                                      June 26,   March 27,
                                                      1998       1998
                                                      -------    -------
Cost:
  Patents, trademarks, and other                      $  21.5    $  21.3
  Other intangible assets                                74.1       27.6
  Investment tax credits recoverable                     13.8       10.5
  Promissory note                                        10.6       10.3
                                                      -------    -------
                                                        120.0       69.7
                                                      -------    -------
Less accumulated amortization:
  Patents, trademarks, and other                          7.3        7.2
  Other intangible assets                                 5.1        3.3
                                                      -------    -------
                                                         12.4       10.5
                                                      -------    -------
                                                      $ 107.6    $  59.2
                                                      =======    =======

On May 8, 1998, the Company acquired completed and in-process research and development ("R&D") and other intangible assets in connection with the acquisition of certain assets of the Customer Premise Equipment Business Unit of Centigram Communications Corporation (See also Note 10). The business is now defined as Advanced Messaging. The acquired intangible assets will be amortized over a period of ten years, the expected useful life of the assets.

On May 19, 1998, the Company acquired completed R&D and other intangible assets in connection with the acquisition of certain assets of Telecom Sciences Corporation Limited ("TSc") (See also Note 10). The business is now defined as ISDN PBX. The acquired intangible assets will be amortized over a period of seven years, the expected useful life of the assets.

6.   Income taxes

As at June 26, 1998, the Company recognized a net Canadian investment tax credit ("ITC") asset of $21.5 (March 27, 1998 - $18.0) related to prior years' research and development expenses.

The ITCs recognized in first quarter earnings were comprised of two components:

1) the recognition of ITCs in the first quarter of Fiscal 1999 for which management believes there is sufficient evidence of expected profitability from operations in the foreseeable future to provide reasonable assurance for accruing a future benefit related to ITCs, amounting to $3.5, or $0.03 per share, (1998 - $3.6, or $0.03 per share); and,

2) ITCs realized for tax purposes in the first quarter of Fiscal 1999, amounting to $2.6 (1998 - $3.8). The benefit of recording these ITCs contributed to reducing the impact of a higher effective income tax rate in Canada, combining to result in an insignificant impact to net earnings.

As at March 27, 1998, the Company had tax loss carryforwards of approximately $100.0 for which no accounting benefit was recognized and which are available to reduce future years' income for tax purposes. These tax loss carryforwards expire as follows: 2002 - $2.8; 2003 - $16.5; 2004 - $7.1; 2005 to 2013 - $73.6. The tax loss carryforwards relate to operations in the United States, Germany and Hong Kong. As at March 27, 1998, the Company had Canadian investment tax credit carryforwards of approximately $45.5 for which no accounting benefit was recognized and which are available to reduce future years' income taxes. These investment tax credits expire during the years from 2000 to 2008. In addition, the Company had timing differences of approximately $30.0 for which no accounting benefit was recognized.

7.   Capital stock:
a)

                                                    June 26,     March 27,
                                                    1998         1998
                                                    -----------  -----------
Shares outstanding:

  Preferred shares - R&D Series                       1,616,500    1,616,500
  Common shares                                     108,519,256  108,394,631

There were no preferred shares repurchased during the three months ended June 26, 1998.

Subsequent to the quarter ended June 26, 1998, the Company entered into an agreement with a syndicate of underwriters to issue 8 million common shares of the Company at an agreed price of $21.50 per share for total proceeds of $172.0. The transaction concluded on July 23, 1998. Net proceeds of approximately $164.1 were received by the Company, of which approximately $123.1 was applied to repay a portion of the term loans entered into in connection with the Plessey acquisition. The balance of the proceeds will be used for general corporate purposes. (See also part c.)

b) A summary of the Company's stock option activity is as follows:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      ---------  -------
Outstanding options:

Balance, beginning of period                          6,251,888  3,238,638
Granted                                                 169,250  1,044,000
Exercised                                              (124,625)   (29,225)
Cancelled                                               (28,500)   (10,875)
                                                      ---------  ---------
Balance, end of period                                6,268,013  4,242,538
                                                      =========  =========

Available for grant at June 26, 1998 were 102,775 (March 27, 1998 - 243,525) common shares. The exercise prices on stock options issued range from $1.10 to $21.09 per share with exercise periods extending to June, 2008.

At the 1998 Annual General Meeting on July 23, 1998, shareholders approved a resolution which established the maximum number or common shares in respect of which options may be granted under the 1991 Stock Option Plan for Key Employees and Non-Employee Directors at 16,000,000 common shares.

c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods as follows:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Weighted average shares outstanding (millions)          108.5      107.4
                                                      =======    =======

d) The pro forma net income per common share giving effect to the common share issue described in Note 7 a) as if the issue had taken place at the beginning of Fiscal 1999 is presented as follows:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Pro forma net income per common share, after
 giving effect to the issuance of additional shares   $  0.06    $  0.16
                                                      =======    =======
Weighted average shares outstanding (millions)          116.5      107.4
                                                      =======    =======

8.   The following table summarizes changes in the translation account:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Balance, beginning of period                          $   5.8    $   2.5
Increase (decrease):
  Movements in exchange rates -
     United States Dollar                                10.0        0.2
     United Kingdom Pound Sterling                        6.1        2.1
     Swedish Krona                                        2.0       (0.3)
     Other currencies                                     1.3          -
                                                      -------    -------
Balance, end of period                                $  25.2    $   4.5
                                                      =======    =======

9. The Company has not declared or paid any dividends on its common shares. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

10.  Acquisitions

(A) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now defined as Advanced Messaging, for cash consideration of U.S.$22.0. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets which include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net assets amounted to $0.6, which was recorded as goodwill. The identifiable intangible assets and the goodwill are being amortized over ten years. The allocation to net assets included $2.9 in respect of acquisition costs and costs to integrate the operations of the acquired company. The purchase transaction is summarized as follows:

Net assets acquired, at approximate fair value:

Current assets                         $   6.6
Capital assets                            39.2
                                       -------
Total assets                              45.8

Current liabilities                        7.2
                                       -------
Total net assets                       $  38.6
                                       =======
Cash consideration                     $  38.6
                                       =======

Pro forma financial information for the acquisition as if the business had been acquired at the beginning of Fiscal 1999 is not presented due to the insignificant impact on the Company's results of operations.

(B) On May 19, 1998, the Company acquired the products, technology, research and development facilities and sales and marketing organization of Glasgow-based TSc for cash consideration of $8.0. TSc, now defined as ISDN PBX, provides ISDN business products for the small-to-medium enterprise market.

The acquisition was accounted for by application of the purchase accounting method in which the results of operations were included in the Company's accounts from the date of acquisition. An amount of $4.5 was allocated to identifiable intangible assets relating to completed R&D. The difference between the purchase price and the fair value of the net assets amounted to $2.0, which was recorded as goodwill. The completed R&D and goodwill are being amortized over seven years. The allocation to net assets included $2.0 in respect of acquisition costs and costs to integrate the operations of the acquired company. The purchase transaction is summarized as follows:

Net assets acquired, at approximate fair value:

Current assets                         $   2.4
Capital assets                             7.6
                                       -------
Total assets                              10.0

Current liabilities                        2.0
                                       -------
Total net assets                       $   8.0
                                       =======
Cash consideration                     $   8.0
                                       =======

Pro forma financial information for the acquisition as if the business had been acquired at the beginning of Fiscal 1999 is not presented due to the insignificant impact on the Company's results of operations.

11.  United States accounting principles

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in Note 22 to the consolidated financial statements as at March 27, 1998.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Net income for the period in accordance with
 Canadian GAAP                                        $  14.6    $  18.2
Translation of foreign currency denominated debt        (11.7)         -
Effect of deferral accounting related to foreign
 exchange contracts                                      (9.5)      (0.6)
Write-off of acquired in-process R&D                     (5.2)         -
Amortization of acquired in-process R&D                   0.1          -
Adjustment to deferred income taxes                      (3.5)       3.7
                                                      -------    -------
U.S. GAAP and SEC requirements:
Net income (loss) for the period                        (15.2)      21.3
Dividends on cumulative preferred shares                 (0.8)      (0.8)
                                                      -------    -------
Adjusted net income (loss) for the period             $ (16.0)   $  20.5
                                                      =======    =======
Net income (loss) per common share:
   Basic                                              $ (0.15)   $  0.19
                                                      =======    =======
   Diluted                                            $ (0.15)   $  0.19
                                                      =======    =======
Weighted average shares for basic EPS (millions)        108.5      107.4
Weighted average shares on conversion of stock
  options (millions)                                        -        0.9
                                                      -------    -------
Adjusted weighted average shares and
  share equivalents (millions)                          108.5      108.3
                                                      =======    =======

Supplemental net income per common share giving effect to the common share issue described in Note 7 a) as if the issue had taken place at the beginning of Fiscal 1999 is presented as follows:

Supplemental net income (loss) per common share (see Note 7):

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
  Basic                                               $ (0.16)    $ 0.19
                                                      =======    =======
  Diluted                                             $ (0.16)    $ 0.19
                                                      =======    =======
Weighted average shares for basic EPS (millions)
 giving effect to the issue of 8.0 common shares
 as if it occurred on March 28, 1998 (See Note 7):      116.5      107.4
Weighted average shares on conversion of stock
 options (millions)                                         -        0.9
                                                      -------    -------
Adjusted weighted average shares and share
 equivalents giving effect to the issue of 8.0
 common shares as if it occurred on March 28,
 1998 (millions):                                       116.5      108.3
                                                      =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) All options outstanding at June 26, 1998 were excluded because they have an antidilutive impact on the basic net loss per common share.

ii) Options outstanding for the three months ended June 27, 1997 to purchase 1,395,000 shares of common stock at an average exercise price of $8.88 per share.

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") effective March 28, 1998.
SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three months ended June 27, 1998 and June 26, 1997 are as follows:

                                                      Three Months Ended
                                                      June 27,   June 26,
                                                      1998       1997
                                                      -------    -------
Comprehensive income for the period:
 Net income (loss) for the period                     $ (16.0)   $  20.5
 Other comprehensive income -
   Foreign currency adjustment                           19.4        2.0
                                                      -------    -------
Comprehensive income for the period                   $   3.4    $  22.5
                                                      =======    =======

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") effective March 28, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year or application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in Fiscal 2000.

                                                      Three Months Ended
                                                      June 27,   June 26,
                                                      1998       1997
                                                      -------    -------
Cash flow information presented in conformity in all
material respects with U.S. GAAP:

Cash provided by (used in)

Operating activities - Canadian GAAP                  $ (29.0)   $   4.4
Deferred income taxes                                    (3.5)       3.7
Change in deferred tax asset                              3.5       (3.7)
                                                      -------    -------
Operating activities - U.S. GAAP                        (29.0)       4.4
                                                      -------    -------
Investing activities - Canadian GAAP                    (64.1)     (15.2)
Change in short-term investments                         24.2       48.2
Additions to capital assets under capital lease           3.6        7.4
                                                      -------    -------
Investing activities - U.S. GAAP                        (36.3)      40.4
                                                      -------    -------
Financing activities - Canadian GAAP                      0.2        3.6
Increase in capital leases                               (3.6)      (7.4)
                                                      -------    -------
Financing activities - U.S. GAAP                         (3.4)      (3.8)
                                                      -------    -------
Increase (decrease) in cash                             (68.7)      41.0
Effect of currency translation on cash flows              2.0        0.7
Cash position, beginning of period                      117.2       55.5
                                                      -------    -------
Cash position, end of period                          $  50.5    $  97.2
                                                      =======    =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                      June 26,   March 27,
                                                      1998       1998
                                                      -------    -------
Cash                                                  $  50.5    $ 117.2
Short-term investments                                   10.3       34.5
Deferred tax asset                                       11.6       11.8
Fixed assets                                            525.9      525.1
Other assets                                            109.6       69.6
Accounts payable and accrued liabilities                271.5      284.5
Redeemable preferred shares                              34.4       34.4
Common shares                                           603.8      603.2
Contributed surplus                                       2.5        2.5
Deficit                                                (222.2)    (206.2)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 will be effective for the Company's Fiscal 2001 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.

12. Net change in non-cash working capital balances related to operating activities:

                                                      Three Months Ended
                                                      June 26,   June 27,
                                                      1998       1997
                                                      -------    -------
Accounts receivable                                   $  (0.5)   $   9.0
Inventories                                             (15.7)      (7.6)
Accounts payable and accrued liabilities                (52.9)     (20.0)
Deferred revenue                                         (1.5)      (0.9)
Other                                                     1.2        0.7
                                                      -------    -------
                                                      $ (69.4)   $ (18.8)
                                                      =======    =======

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

Total revenue grew by 71 percent to $310.6 in the first quarter of Fiscal 1999 from $182.0 in the same quarter of last year. Mitel's revenue growth in the three months ended June 26, 1998 was driven by incremental revenue from recently acquired businesses and by strong Business Communications Systems
(BCS) sales in North America and Europe. By business group, Semiconductor revenue grew by 146 percent and BCS revenue was up 31 percent from the previous year. The Semiconductor growth was mainly attributable to the consolidation of the Plessey Semiconductors Group ("Plessey") which was acquired in the fourth quarter of Fiscal 1998. The BCS revenue growth was driven by higher sales volumes of PBX systems, telephone sets, and alternate network access products and the effects of consolidating recent acquisitions.

The Company completed two acquisitions during Fiscal 1998 as well as two others mid-way through the first quarter of Fiscal 1999. The most significant acquisition occurred on February 12, 1998 when the Company acquired Plessey, an international semiconductor company focused primarily on telecommunications and media applications. The other three acquisitions related to the BCS business unit. The BCS portfolio was strengthened on August 8, 1997 with the acquisition of the remote access technology business of Gandalf Technologies Inc. In addition, on May 8, 1998, the Company acquired the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now defined as Advanced Messaging. The Advanced Messaging acquisition will complement Mitel's BCS communications portfolio with voice messaging solutions to meet increasing customer demand for voicemail and unified messaging solutions. Finally, on May 19, 1998, the Company acquired the business of Glasgow-based Telecom Sciences Corporation Limited, now defined as ISDN PBX. The ISDN PBX acquisition enhances Mitel's product portfolio with ISDN business products for the small-to-medium enterprise market.

The Company reported net income of $14.6, or $0.13 per share, for the first quarter ended June 26, 1998 compared to $18.2, or $0.16 per share, in Fiscal 1998's first quarter. The Fiscal 1999 first quarter earnings were reduced by $0.05 per share, after interest and tax, due to the consolidation of Plessey. In addition, the prior year's first quarter net income benefited by $0.02 per share from a gain and other income related to the sale of the Boca Raton facility.

Subsequent to the quarter ended June 26, 1998, the Company entered into an agreement with a syndicate of underwriters to issue 8 million common shares of the Company at an agreed price of $21.50 per share for total proceeds of $172.0. The transaction was completed on July 23, 1998. Net proceeds of approximately $164.1 were received by the Company, of which approximately $123 was applied to repay a portion of the term loans incurred in connection with the Plessey acquisition. The balance of the proceeds will be used for general corporate purposes. All of the per share amounts referred to in this management's discussion and analysis and in the consolidated financial statements contained elsewhere in this Form 10-Q are exclusive of this common share issue.

Net income and cash flows for each period as determined by United States accounting principles are detailed in Note 11 to the consolidated statements included elsewhere in this Form 10-Q.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three months ended June 26, 1998 compared with the same period in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results.
This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 27, 1998. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                            Three Months            Three Months
                            Ended           % of    Ended           % of
                            June 26, 1998   Total   June 27, 1997   Total
                            -------------   -----   -------------   -----
   United States            $ 138.7           45%   $  91.7           51%
   Europe                     105.7           34       51.2           28
   Other Regions               50.7           16       26.0           14
   Canada                      15.5            5       13.1            7
                            -------         -----   -------         -----
                            $ 310.6          100%   $ 182.0          100%
                            =======         =====   =======         =====

For the quarter ended June 26, 1998, the net movement in exchange rates from Fiscal 1998 favorably impacted total revenue by 4 percent ($6.7) primarily as a result of changes in the UK pound sterling and US dollar exchange rates.

Revenue, by product group, was distributed as follows:

                            Three Months            Three Months
                            Ended           % of    Ended           % of
                            June 26, 1998   Total   June 27, 1997   Total
                            -------------   -----   -------------   -----
   Semiconductors           $ 154.7           50%   $  63.0           35%
   Business Communications
      Systems                 155.9           50      119.0           65
                            -------         -----   -------         -----
                            $ 310.6          100%   $ 182.0          100%
                            =======         =====   =======         =====

Semiconductors

Mitel manufactures and sells semiconductor products in the following categories: wired communication components, wireless communication components, application-specific integrated circuit systems, optoelectronic components, and power and automotive. The Company also provides foundry services to third parties on a contract basis.

Semiconductor revenue increased by 146 percent from last year principally due to the effects of consolidating the operations of Plessey which was acquired in the fourth quarter of Fiscal 1998. Following the acquisition and during the first quarter of Fiscal 1999, the Plessey operations were re-organized and are being integrated into Mitel's semiconductor business lines. Overall, Mitel continues to benefit from the world-wide growth in the communications segment of the semiconductor industry and growth in the market for ASICs, particularly for medical applications. Technological advances and increasingly complex end user requirements affecting telecom and datacom networks have stimulated the demand for Mitel's wired and wireless communication components and ASICs.

Management believes the Plessey acquisition significantly enhances the Company's operations, technologies and product portfolio. At the time of the acquisition, the Plessey group was incurring losses. It is anticipated that Plessey will have a dilutive effect on the Company's earnings in the first half of Fiscal 1999.

The Plessey acquisition also provided Mitel with enhanced market coverage in Europe, resulting in 34 percent of total revenue in the first quarter being generated in Europe as against 28 percent in the same period last year. This acquisition also had the effect of reducing the proportion of total revenue recorded in the United States from 51 percent in the first quarter last year to 45 percent for the same period in Fiscal 1999.

Business Communications Systems

Business Communications Systems (BCS) comprise PBX and peripheral products, open communications systems, applications, systems integration, the GX5000 public switching system, and alternate network and remote access products. All of the Company's service revenue relates to BCS, primarily PBX.

Compared to the first quarter of Fiscal 1998, BCS product revenue in Fiscal 1999 increased by 34 percent, from $99.5 to $133.7, due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of new system sets; incremental sales of remote access products; increased shipments of alternate network access products; and additional revenues from the recently acquired Advanced Messaging and ISDN PBX businesses.

U.S. indirect channel sales benefited from a strong North American economy and from increased demand from the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. In addition, Mitel's new line of telephone sets was launched during the first quarter of Fiscal 1999 to drive additional revenue. U.S. direct channel sales benefited from strong growth in the installation of new systems as well as from upgrades in the existing customer base.

With respect to Europe, sales increased in the first quarter of Fiscal 1999 due to system upgrades sold to the installed base and to continued demand for Mitel's alternate network access products.

BCS sales into the Asia Pacific region continue to be adversely affected by the ongoing effects of weakened economies and intense price competition in that region. Management believes this trend will continue for the foreseeable future without a significant impact on the Company's consolidated results of operations.

Service revenue grew mainly due to the managed service business in the U.K. where telecom product-related services are channeled through outsourcing companies.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 49 percent for the three months ended June 26, 1998, the same percentage as in the corresponding period of Fiscal 1998. The quarter's product gross margin was 50 percent in Fiscal 1999, equal to the margin posted in the first quarter of Fiscal 1998. The product gross margin remained unchanged due to the positive impact of higher sales volumes of BCS products partially offset by the effect of reduced gross margins in the Plessey operations. The service gross margin was 32 percent for the quarter ended June 26, 1998, a decrease of 10 percentage points from the respective period in Fiscal 1998, but in line, overall, with the margin posted in Fiscal 1998. The service gross margin declined due to the mix of large, competitively-priced service contracts entered into during Fiscal 1998.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the first quarter of Fiscal 1999 were $63.1, or 20 percent of sales, compared with $49.2, and 27 percent of sales, for the comparable period in Fiscal 1998. S&A expenses decreased as a percentage of sales primarily due to the revenue growth and to the consolidation of the Plessey operations where S&A expenses as a percentage of sales were lower than the Company's average. The improvement was partially offset by the effects of consolidating the recently-acquired Advanced Messaging and ISDN PBX businesses, described elsewhere in this management's discussion and analysis.

Research and Development

R&D expenses amounted to $40.2, or 13 percent of revenue, for the quarter ended June 26, 1998. This compares to $15.8, or 9 percent of revenue, in the corresponding period of Fiscal 1998. These amounts are exclusive of related R&D amortization and net of Canadian federal government R&D incentives earned. R&D increased due to the inclusion of Plessey's results of operations where R&D as a percentage of sales was higher than the Company's historical average and to other increases in Mitel Semiconductor.

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

The Company separately recorded Canadian ITCs related to prior years' R&D amounting to $6.1 in the first quarter of Fiscal 1999 and $7.4 in the corresponding period of Fiscal 1998. The ITC accrual was comprised of two components in both periods. Fiscal 1999's first component amounted to $2.6 which relates to ITCs that are expected to be realized for tax purposes in that year. The Company recorded $3.8 under the same circumstances in the first quarter of Fiscal 1998. The benefit of recording these ITCs was offset by a corresponding increase in tax expense to result in no impact to net earnings for both periods. The second component of the Fiscal 1999 first quarter accrual amounted to $3.5, or $0.03 per share, which was approximately the same amount recorded in the corresponding period of Fiscal 1998. The second component related to management's assessment that reasonable assurance exists for accruing the benefit of ITCs expected to be realized for tax purposes in the foreseeable future. The reasonable assurance is derived from management's assessment that there is sufficient evidence of profitability in the near future from operations in which these carryforwards arose.

Amortization

Amortization increased in the first quarter of Fiscal 1999 to $28.9 from $9.2 in the respective quarter of Fiscal 1998. The increase was due to the inclusion of Plessey's operations which principally comprise manufacturing facilities in the United Kingdom. In addition, the Company has in recent years entered in a major capital program at its other semiconductor plants, resulting in higher amortization charges.

INVESTMENT AND INTEREST INCOME

Investment and interest income was $1.6 for the quarter ended June 26, 1998, up from the $1.2 recorded in the corresponding quarter of Fiscal 1998.

INTEREST EXPENSE

Interest expense was $8.5 for the first quarter of Fiscal 1999 compared to $0.9 in the respective period of Fiscal 1998. The increase in interest expense over last year's first quarter resulted from the new term loans incurred by the Company on February 12, 1998 in connection with the Plessey acquisition. Interest expense also includes the proportionate amortization of capitalized debt issue costs associated with the term loans. The quarterly interest expense is expected to decrease in future quarters after applying the proceeds from the July 1998 common share issue against the term loans.

INCOME TAXES

Income tax expense for the three months ended June 26, 1998 was $5.0 compared to $5.3 for the same quarter in Fiscal 1998. Before accounting for the ITCs, income tax expense for Fiscal 1999's first quarter was $2.4 compared to $1.5 in the respective period of Fiscal 1998. The effective income tax rate, before accounting for the ITCs and as a percentage of pre-tax income, was 4 percent and 8 percent in the respective first quarter periods of Fiscal 1999 and Fiscal 1998. The higher effective tax rate in Fiscal 1999 was due to higher provincial income taxes in Canada offset by expected tax recoveries for European operations.

Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition. Such review may result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized. Management believes there is sufficient evidence of expected profitability from the Company's Canadian operations in the foreseeable future to provide reasonable assurance for recording a future benefit on the balance sheet of $21.5 related to ITCs, $18.0 of which was recorded in Fiscal 1998. The accounting for the ITCs is more fully described in the investment tax credit section of this management's discussion and analysis.

YEAR 2000

What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, amount other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Management has formed a Year 2000 Compliance Project and Program Office to establish and ensure Mitel's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants were engaged to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. This review encompassed supporting information technology systems, product lines, and business supply chain systems and infrastructure. Management presently believes that with modifications to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated.
However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is estimated at approximately $15.0 and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment which will be expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate.

OTHER

The Asia Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1998. This region represented 13 percent of the Company's revenue for the quarter ended June 26, 1998 and 10 percent of revenue in the respective period of Fiscal 1998. The majority of the Asia Pacific sales relate to semiconductor operations. Asia Pacific receivables, net of reserves, were approximately 1 percent of the Company's total assets as at June 26, 1998. To the extent the Asia Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect customers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

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

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for the Company's business communications systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At June 26, 1998, order backlog was $300.1 compared to $279.5 at March 27, 1998. The increase in backlog was mostly attributable to stronger bookings by both of the Semiconductor and BCS divisions. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $60.8 at June 26, 1998 compared to $151.7 at March 27, 1998. The decrease of $90.9 was mainly due to the Advanced Messaging and ISDN PBX acquisitions which together amounted to $46.6, to reductions of year-end payables and to integration costs for the Plessey operations.

Cash flow from operations before working capital changes amounted to $40.4 during the first quarter of Fiscal 1999, up 74 percent from $23.2 in the first quarter of Fiscal 1998. Since March 27, 1998, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $69.4 primarily due to reductions in year-end payables associated with the record Fiscal 1998 sales volumes and to higher inventory levels necessary to support the growth in the business. The Company maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at the Company's semiconductor plants.

Fixed asset additions were $13.1 during the quarter ended June 26, 1998 compared with $9.8 in the previous year. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as continuing improvements to the Company's information technology resources. Other capital assets increased in the first quarter of Fiscal

1999 from the end of Fiscal 1998 primarily due to the acquisition of the Advanced Messaging and ISDN PBX businesses in May of 1998. Purchased R&D and other intangible assets totaling $42.9 were recorded for the excess of the purchase price over the fair value of the tangible assets acquired, based primarily on allocations by an independent valuation firm using standard valuation techniques. The purchased intangible assets will be amortized over a period ranging from 7 to 10 years.

Total long-term debt, net of repayments, increased by $3.2 from the end of Fiscal 1998 due to fixed asset additions financed through capital leases. Shortly after the end of the first quarter, the Company made its first regularly scheduled repayment on the term loans, described below, which amounted to $3.8 in principal and $6.6 in interest.

The two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, were entered into on February 12, 1998 with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The AXELs Series B loan will be repaid quarterly on a nominal basis with 95 percent of the original amount of U.S.$150.0 due on December 2003. The Tranche A Term Loan will be repaid quarterly on a graduated basis over five years and matures on February 2003. The term loans are at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate (LIBOR) plus a premium. The Company entered into an interest rate swap prior to the Fiscal 1998 year-end to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. The Company is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuance, certain insurance proceeds, and defined excess cash flow. Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a defined pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes the Company is in compliance with the obligations and restrictive covenants under the credit agreement.
On July 23, 1998, and in connection with the common share issue described elsewhere in this management's discussion and analysis, approximately $123.0 was repaid against the term loans, of which approximately $44.0 was against the AXELs Series B loan and approximately $79.0 was against the Tranche A Term Loan.

The pension liability of $12.9 relates to the unfunded pension obligation in Mitel Semiconductor AB. Under applicable Swedish law, companies are not required to fund the pension obligation, but instead operate on a "pay as you go" basis. The pension obligation is actuarially determined in accordance with applicable laws and regulations in Sweden and is fully insured by a Swedish regulatory agency.

As at June 26, 1998, the Company's capitalization was comprised of 47 percent debt, 4 percent preferred equity, and 49 percent common equity. This compares to 49 percent debt, 4 percent preferred equity, and 47 percent common equity at the end of Fiscal 1998. After giving effect to the July 1998 common share issue, the Company's capitalization as at June 26, 1998 would have been comprised of 32 percent debt, 4 percent preferred equity, and 64 percent common equity.

In addition to cash and short-term investment balances of $60.8 as at June 26, 1998, the Company has an unused revolving credit facility of approximately $104.1 (U.S.$71.0). In accordance with Company policy, short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.
_________
SM* AXEL is a registered service mark of Goldman, Sachs & Co.
M Mitel (design) Mitel, SX-200, SX-2000 and GX5000 are registered.

PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

a)    Reports on Form 8-K

      There were no reports on Form 8-K filed for the three months ended June 26, 1998.

                                SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MITEL CORPORATION

July 24, 1998                                   /S// JEAN-JACQUES CARRIER
-------------                                   ----------------------------
Date                                            Jean-Jacques Carrier
                                                Vice President of Finance
                                                 and Chief Financial Officer

                               EXHIBIT INDEX

Exhibit                Description
-------                -----------
27                     Financial Data Schedule

                                    28