Form 10-Q
period 1998-09-25
MITEL CORP
filed 1998-11-05
CIK 352435

                                                         http://www.mitel.com
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 25, 1998

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

                            Yes  (X)     No  ( )

The number of common shares outstanding as at November 2, 1998 was 116,672,556.

                               MITEL CORPORATION

                                    INDEX

PART I.   FINANCIAL INFORMATION (Unaudited)

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
          September 25, 1998 and March 27, 1998 . . . . . . . . . . . . . 3

          Consolidated Statements of Retained Earnings -
          Three months ended September 25, 1998 and September 26, 1997
          Six months ended September 25, 1998 and September 26, 1997 . . .4

          Consolidated Statements of Income -
          Three months ended September 25, 1998 and September 26, 1997
          Six months ended September 25, 1998 and September 26, 1997. . . 5

          Consolidated Statements of Cash Flows -
          Six months ended September 25, 1998 and September 26, 1997 . . .6

          Notes to the Consolidated Financial Statements . . . . . . . . .7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . .  17


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 27

                             Mitel Corporation
                  (incorporated under the laws of Canada)
                        CONSOLIDATED BALANCE SHEETS
                     (in millions of Canadian dollars)
                                (Unaudited)

                                                      Sept. 25,  March 27,
                                                      1998       1998
                                                      -------    -------
ASSETS
Current assets:
  Cash and short-term investments                     $  91.3    $ 151.7
  Accounts receivable                                   349.5      288.0
  Inventories (Note 3)                                  199.0      162.2
  Prepaid expenses                                       17.8       19.8
  Investment tax credits recoverable (Note 6)             7.7        7.5
                                                      -------    -------
                                                        665.3      629.2
Capital assets:
  Fixed assets (Note 4)                                 555.1      549.3
  Other assets (Notes 5 & 6)                            111.6       59.2
                                                      -------    -------
                                                     $1,332.0   $1,237.7
                                                      =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities            $ 257.9    $ 290.7
  Income and other taxes payable                         12.5       19.6
  Deferred revenue                                       32.7       32.7
  Current portion of long-term debt (Note 7)             32.7       40.3
                                                      -------    -------
                                                        335.8      383.3
Long-term debt (Note 7)                                 268.7      379.6
Pension liability                                        13.6       12.2
Deferred income taxes                                    40.8       27.1
                                                      -------    -------
                                                        658.9      802.2
                                                      -------    -------
Shareholders' equity:
  Capital stock (Note 7)
     Preferred shares                                    37.2       37.2
     Common shares                                      331.0      157.3
  Contributed surplus                                    32.3       32.3
  Retained earnings                                     221.2      202.9
  Translation account (Note 8)                           51.4        5.8
                                                      -------    -------
                                                        673.1      435.5
                                                      -------    -------
                                                     $1,332.0   $1,237.7
                                                      =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    3

                               Mitel Corporation
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                       (in millions of Canadian dollars)
                                   (Unaudited)

                                 Three Months Ended      Six Months Ended
                                 Sept. 25,  Sept. 26,    Sept. 25,  Sept. 26,
                                 1998       1997         1998       1997
                                 -------    -------      -------    -------
Retained earnings, beginning
 of period                       $ 216.7    $ 131.6      $ 202.9    $ 114.2

Net income for the period           12.8       23.3         27.4       41.5
                                 -------    -------      -------    -------
                                   229.5      154.9        230.3      155.7

Cost of common share issue          (7.5)         -         (7.5)         -

Dividends on preferred
 shares (Note 9)                    (0.8)      (0.8)        (1.6)      (1.6)
                                 -------    -------      -------    -------

Retained earnings, end of period $ 221.2    $ 154.1      $ 221.2    $ 154.1
                                 =======    =======      =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    4

                                Mitel Corporation
                         CONSOLIDATED STATEMENTS OF INCOME
             (in millions of Canadian dollars, except per share amounts)
                                  (Unaudited)

                                  Three Months Ended    Six Months Ended
                                  Sept. 25,  Sept. 26,   Sept. 25,  Sept. 26,
                                  1998       1997        1998       1997
                                  -------    -------     -------    -------
Revenue:
  Products                        $ 338.7    $ 185.3     $ 627.1    $ 347.8
  Service                            25.4       19.7        47.6       39.2
                                  -------    -------     -------    -------
                                    364.1      205.0       674.7      387.0
                                  -------    -------     -------    -------
Cost of sales (excluding amortization):
  Products                          168.8       89.9       311.7      170.5
  Service                            16.1       12.3        31.2       23.7
                                  -------    -------     -------    -------
                                    184.9      102.2       342.9      194.2
                                  -------    -------     -------    -------
Gross margin                        179.2      102.8       331.8      192.8
                                  -------    -------     -------    -------
Expenses:
  Selling and administrative         81.6       55.8       144.7      105.0
  Research and development (net)     41.4       17.7        81.6       33.5
  Investment tax credits related to prior years' research
    and development (Note 6)         (7.4)      (9.5)      (13.5)     (16.9)
  Amortization                       30.0        9.3        58.9       18.5
                                  -------    -------     -------    -------
                                    145.6       73.3       271.7      140.1
                                  -------    -------     -------    -------
Operating income                     33.6       29.5        60.1       52.7
Other income and expenses:
  Interest income                     1.1        1.3         2.7        2.5
  Interest expense                   (7.0)      (1.0)      (15.5)      (1.9)
  Debt issue and other costs         (8.8)         -        (8.8)         -
                                  -------    -------     -------    -------
Income before income taxes           18.9       29.8        38.5       53.3
Income tax expense                    6.1        6.5        11.1       11.8
                                  -------    -------     -------    -------
Net income for the period         $  12.8    $  23.3     $  27.4    $  41.5
                                  =======    =======     =======    =======
Net income for the period attributable to common shareholders
 after preferred share dividends  $  12.0    $  22.5     $  25.8    $  39.9
                                  =======    =======     =======    =======
Net income per common share (Note 7)
   Basic                          $  0.10    $  0.21     $  0.23    $  0.37
                                  =======    =======     =======    =======
   Fully diluted                  $  0.10    $  0.20     $  0.23    $  0.36
                                  =======    =======     =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    5

                              Mitel Corporation
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in millions of Canadian dollars)
                               (Unaudited)

                                                      Six Months Ended
                                                      Sept. 25,  Sept. 26,
                                                      1998       1997
                                                      -------    -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income for the period                           $  27.4    $  41.5
  Amortization                                           64.5       18.5
  Investment tax credits                                 (7.0)      (8.6)
  Debt issue and other costs expensed                     8.8          -
  Gain on sale of capital assets                         (0.5)      (0.8)
  Deferred income taxes                                  10.2        0.7
  Other non-cash operating items                          0.6        0.5
  Increase in working capital (Note 13)                (120.5)     (34.1)
                                                      -------    -------
    Total                                               (16.5)      17.7
                                                      -------    -------
Investing activities:
  Additions to capital assets                           (35.7)     (22.7)
  Proceeds from disposal of capital assets                1.9        6.8
  Acquisitions (Note 10)                                (46.6)     (21.6)
  Net change in non-cash balances related to
   investing activities                                  (6.0)      (6.6)
                                                      -------    -------
     Total                                              (86.4)     (44.1)
                                                      -------    -------
Financing activities:
  Increase in long-term debt                              9.7       15.9
  Repayment of long-term debt                          (135.2)     (12.1)
  Debt issue costs                                       (1.9)         -
  Dividends on preferred shares (Note 9)                 (1.6)      (1.6)
  Issue of common shares - net (Note 7)                 166.2          -
  Net change in non-cash balances related to
   financing activities                                   0.8        0.7
                                                      -------    -------
     Total                                               38.0        2.9
                                                      -------    -------
Effect of currency translation on cash                    4.5        0.1
                                                      -------    -------
Decrease in cash and short-term investments             (60.4)     (23.4)

Cash and short-term investments, beginning of period    151.7      143.3
                                                      -------    -------
Cash and short-term investments, end of period        $  91.3    $ 119.9
                                                      =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    6

                              MITEL CORPORATION
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (in millions of Canadian dollars, except per share amounts)
                                (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 25, 1998 and the results of operations and the changes in financial position for the three and six month periods ended September 25, 1998 and September 26, 1997, in accordance with accounting principles generally accepted in Canada. (See also Note 12).

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

3.   The components of inventory are:

                                                      Sept. 25,  March 27,
                                                      1998       1998
                                                      -------    -------
     Raw materials                                    $  54.2    $  53.4
     Work-in-process                                     81.3       60.3
     Finished goods                                      63.5       48.5
                                                      -------    -------
                                                      $ 199.0    $ 162.2
                                                      =======    =======

4.   Fixed assets:

                                                      Sept. 25,  March 27,
                                                      1998       1998
                                                      -------    -------
     Cost                                             $ 895.2    $ 831.2
     Accumulated amortization                          (340.1)    (281.9)
                                                      -------    -------
                                                      $ 555.1    $ 549.3
                                                      =======    =======

                                    7

5.   Other assets:

                                                      Sept. 25,  March 27,
                                                      1998       1998
                                                      -------    -------
     Cost:
       Patents, trademarks, and other                 $  22.7    $  21.3
       Other intangible assets                           80.4       27.6
       Investment tax credits recoverable                17.3       10.5
       Promissory note                                   10.8       10.3
                                                      -------    -------
                                                        131.2       69.7
                                                      -------    -------
Less accumulated amortization:
  Patents, trademarks, and other                          7.6        7.2
  Other intangible assets                                12.0        3.3
                                                      -------    -------
                                                         19.6       10.5
                                                      -------    -------
                                                      $ 111.6    $  59.2
                                                      =======    =======

On May 8, 1998, the Company acquired completed and in-process research and development ("R&D") and other intangible assets in connection with the acquisition of certain assets of the Customer Premise Equipment Business Unit of Centigram Communications Corporation (See also Note 10). The business is now operated as the Advanced Messaging business unit under the name Baypoint Innovations. The acquired intangible assets will be amortized over a period of ten years, the expected useful life of the assets.

On May 19, 1998, the Company acquired completed R&D and other intangible assets in connection with the acquisition of certain assets of Telecom Sciences Corporation Limited ("TSc") (See also Note 10). The business is now defined as ISDN PBX. The acquired intangible assets will be amortized over a period of seven years, the expected useful life of the assets.

6.   Income taxes

As at September 25, 1998, the Company recognized a net Canadian investment tax credit ("ITC") asset of $25.0 (March 27, 1998 - $18.0) related to prior years' research and development expenses.

As at March 27, 1998, the Company had tax loss carryforwards of approximately $100.0 for which no accounting benefit was recognized and which are available to reduce future years' income for tax purposes. These tax loss carryforwards expire as follows: 2002 - $2.8; 2003 - $16.5; 2004 - $7.1;
2005 to 2013 - $73.6. The tax loss carryforwards relate to operations in the United States, Germany and Hong Kong. As at March 27, 1998, the Company had Canadian investment tax credit carryforwards of approximately $45.5 for which no accounting benefit was recognized and which are available to reduce future years' income taxes. These investment tax credits expire during the years 2000 to 2008. In addition, the Company had timing differences of approximately $30.0 for which no accounting benefit was recognized.
                                    8

7.   Capital stock:
     a)

                                                    Sept. 25,    March 27,
                                                    1998         1998
                                                    -------      -------
     Shares outstanding:
       Preferred shares - R&D Series                  1,616,500    1,616,500
       Common shares                                116,670,181  108,394,631

There were no preferred shares repurchased during the six months ended September 25, 1998.

On July 23, 1998, the Company, through a syndicate of underwriters, issued 8 million common shares at a price of $21.50 per share and for total proceeds of $172.0. Net proceeds of $164.1 were received by the Company, of which $123.1 was applied to repay a portion of the term loans entered into in connection with the Plessey acquisition. The balance of the proceeds were retained for general corporate purposes.

     b)   A summary of the Company's stock option activity is as follows:

                                                    Six Months Ended
                                                    Sept. 25,  Sept. 26,
                                                    1998       1997
                                                    ---------  ---------
     Outstanding options:
     Balance, beginning of period                   6,251,888  3,238,638
     Granted                                          333,250  1,070,500
     Exercised                                       (275,550)  (180,325)
     Cancelled                                       (131,625)   (30,875)
                                                    ---------  ---------
     Balance, end of period                         6,177,963  4,097,938
                                                    =========  =========

Available for grant at September 25, 1998 were 10,241,900 (March 27, 1998 - 243,525) common shares. The exercise prices on stock options issued range from $1.10 to $30.00 per share with exercise periods extending to August, 2008.

At the 1998 Annual General and Special Meeting of Shareholders on July 23, 1998, shareholders approved a resolution which established the maximum number of common shares in respect of which options may be granted under the 1991 Stock Option Plan for Key Employees and Non-Employee Directors at 16,000,000 common shares, an increase of 10,200,000 common shares.

     c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods as follows:
                                    9

                                   Three Months Ended    Six Months Ended
                                   Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Weighted average shares
 outstanding (millions)              115.3      107.5      111.9      107.5
                                   =======    =======    =======    =======

8.   The following table summarizes changes in the translation account:

                                   Three Months Ended    Six Months Ended
                                   Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Balance, beginning of period       $  25.2    $   4.5    $   5.8    $   2.5
Increase (decrease):
  Movements in exchange rates -
     United Kingdom Pound Sterling    17.6       (2.5)      23.7       (0.4)
     United States Dollar              7.5        0.1       17.5        0.2
     Swedish Krona                     1.2        0.7        3.2        0.4
     Other currencies                 (0.1)         -        1.2        0.1
                                   -------    -------    -------    -------
Balance, end of period             $  51.4    $   2.8    $  51.4    $   2.8
                                   =======    =======    =======    =======

9. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

10.   Acquisitions

(a) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operated as the Advanced Messaging business unit under the name Baypoint Innovations, for cash consideration of U.S.$22.0. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets which include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net assets amounted to $0.6,
                                    10
which was recorded as goodwill. The identifiable intangible assets and the goodwill are being amortized over ten years. The allocation to net assets included $2.9 in respect of acquisition costs and costs to integrate the operations of the acquired company. The purchase transaction is summarized as follows:
Net assets acquired, at approximate fair value:

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
                                    11

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

11.  Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

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

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:
                                    12

                                   Three Months Ended    Six Months Ended
                                   Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Net income for the period in
 accordance with Canadian GAAP     $  12.8    $  23.3    $  27.4    $  41.5
Translation of foreign currency
 denominated debt                     (3.9)         -      (15.6)         -
Effect of deferral accounting related
 to foreign exchange contracts        (9.3)       0.3      (18.8)      (0.3)
Write-off of acquired in-process R&D     -       (2.7)      (5.2)      (2.7)
Amortization of acquired
 in-process R&D                        0.2          -        0.3          -
Adjustment to deferred income taxes   (3.5)      (5.0)      (7.0)      (1.3)
                                   -------    -------    -------    -------
U.S. GAAP and SEC requirements:

Net income (loss) for the period      (3.7)      15.9      (18.9)      37.2
Dividends on cumulative preferred
 shares                               (0.8)      (0.8)      (1.6)      (1.6)
                                   -------    -------    -------    -------
Adjusted net income (loss)
 for the period                    $  (4.5)   $  15.1    $ (20.5)   $  35.6
                                   =======    =======    =======    =======
Net income (loss) per common share:
   Basic                           $ (0.04)   $  0.14    $ (0.18)   $  0.33
                                   =======    =======    =======    =======
   Diluted                         $ (0.04)   $  0.14    $ (0.18)   $  0.33
                                   =======    =======    =======    =======
Weighted average shares for
 basic EPS (millions)                115.3      107.5      111.9      107.5
Weighted average shares on
 conversion of stock options (millions)  -        1.3          -        1.1
                                   -------    -------    -------    -------
Adjusted weighted average shares and
  share equivalents (millions)       115.3      108.8      111.9      108.6
                                   =======    =======    =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) All options outstanding at September 25, 1998 were excluded because they have an antidilutive impact on the basic net loss per common share.

ii) Options outstanding for the three months ended September 26, 1997 to purchase 905,500 shares of common stock at an average exercise price of $9.37 per share.
                                    13

iii) Options outstanding for the six months ended September 26, 1997 to purchase 984,000 shares of common stock at an average exercise price of $9.31 per share.

The Company will adopt Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") for the fiscal year ended March 26, 1999. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and six months ended September 25, 1998 and September 26, 1997 are as follows:

                                   Three Months Ended   Six Months Ended
                                   Sept. 25,  Sept. 26,  Sept. 25,  Sept. 26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------

Comprehensive income for the period:

 Net income (loss) for the period  $  (4.5)   $  15.1    $ (20.5)   $  35.6

 Other comprehensive income -
   Foreign currency adjustment        26.2       (1.7)      45.6        0.3
                                   -------    -------    -------    -------
Comprehensive income for the
 period                            $  21.7    $  13.4    $  25.1    $  35.9
                                   =======    =======    =======    =======

The Company will adopt Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") for the fiscal year ended March 26, 1999. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in Fiscal 2000.
                                    14

                                                      Six Months Ended
                                                      Sept. 25,  Sept. 26,
                                                      1998       1997
                                                      -------    -------
Cash flow information presented in conformity
in all material respects with U.S. GAAP:

Cash provided by (used in)
Operating activities - Canadian GAAP                  $ (16.5)   $  17.7
Deferred income taxes                                    (7.0)      (1.3)
Change in deferred tax asset                              7.0        1.3
                                                      -------    -------
Operating activities - U.S. GAAP                        (16.5)      17.7
                                                      -------    -------
Investing activities - Canadian GAAP                    (86.4)     (44.1)
Change in short-term investments                         34.5       51.9
Additions to capital assets under capital lease          10.4       13.2
                                                      -------    -------
Investing activities - U.S. GAAP                        (41.5)      21.0
                                                      -------    -------
Financing activities - Canadian GAAP                     38.0        2.9
Increase in capital leases                              (10.4)     (13.2)
                                                      -------    -------
Financing activities - U.S. GAAP                         27.6      (10.3)
                                                      -------    -------
Increase (decrease) in cash                             (30.4)      28.4
Effect of currency translation on cash flows              4.5        0.1
Cash position, beginning of period                      117.2       55.5
                                                      -------    -------
Cash position, end of period                          $  91.3    $  84.0
                                                      =======    =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                      Sept. 25,  March 27,
                                                      1998       1998
                                                      -------    -------
Cash                                                  $  91.3    $ 117.2
Short-term investments                                      -       34.5
Deferred tax asset                                       11.6       11.8
Fixed assets                                            530.9      525.1
Other assets                                            110.3       69.6
Accounts payable and accrued liabilities                286.1      284.5
Redeemable preferred shares                              34.4       34.4
Common shares                                           769.4      603.2
Contributed surplus                                       2.5        2.5
Deficit                                                (226.7)    (206.2)

                                    15

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 will be effective for the Company"s Fiscal 2001 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.

13. Net change in non-cash working capital balances related to operating activities:

                                                      Six Months Ended
                                                      Sept. 25,  Sept. 26,
                                                      1998       1997
                                                      -------    -------
Accounts receivable                                   $ (36.6)   $ (16.3)
Inventories                                             (23.3)      (6.9)
Accounts payable and accrued liabilities                (57.0)      (9.8)
Deferred revenue                                         (2.0)      (1.5)
Other                                                    (1.6)       0.4
                                                      -------    -------
                                                      $(120.5)   $ (34.1)
                                                      =======    =======

                                    16

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

Total second quarter revenue grew by 78 percent to $364.1 from $205.0 in the same quarter of last year. Mitel's revenue growth was driven by incremental revenue from recently acquired businesses and by strong Business Communications Systems (BCS) sales in North America and Europe. By business unit and compared to the previous year's second quarter, Semiconductor revenue grew by 123 percent and BCS revenue was up 53 percent. The Semiconductor growth was mainly attributable to the consolidation of the Plessey Semiconductors Group ("Plessey") which was acquired in the fourth quarter of Fiscal 1998. The BCS revenue growth was driven by higher sales volumes of PBX systems, telephone sets, and alternate network access products and the effects of consolidating recent acquisitions. During the first half of Fiscal 1999, revenue grew by 74 percent to $674.7 from $387.0 last year. The year-to-date growth rates were 134 percent for Semiconductor and 42 percent for BCS when compared to the first six months of Fiscal 1998.

The Company completed two acquisitions during Fiscal 1998 as well as two others mid-way through the first quarter of Fiscal 1999. The most significant acquisition occurred on February 12, 1998 when the Company acquired Plessey, an international semiconductor company focused primarily on telecommunications and media applications. The other three acquisitions related to the BCS business unit. The BCS portfolio was strengthened on August 8, 1997 with the acquisition of the remote access technology business of Gandalf Technologies Inc. In addition, on May 8, 1998, the Company acquired the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operating as the Advanced Messaging business unit under the name Baypoint Innovations. The Advanced Messaging acquisition complements Mitel's BCS communications portfolio with voice messaging solutions to meet increasing customer demand for voicemail and unified messaging solutions. Finally, on May 19, 1998, the Company acquired the business of Glasgow-based Telecom Sciences Corporation Limited, now defined as ISDN PBX. The ISDN PBX acquisition enhances Mitel's product portfolio with ISDN business products for the small-to-medium enterprise market.

The Company reported second quarter net income of $12.8, or $0.10 per share, compared to $23.3, or $0.21 per share, in the same quarter of last year. The Fiscal 1999 quarterly earnings were reduced by $0.08 per share due to deferred debt issue and other costs expensed. The earnings reduction was connected to the partial repayment of the U.S. term loans on July 23, 1998. In addition, second quarter earnings were adversely affected by $0.03 per share, after interest and tax, due to the consolidation of Plessey. Fiscal 1998 quarterly earnings benefited by $0.02 per share relative to Fiscal 1999 in respect of investment tax credit (ITCs) recorded. For the six months ended September 25, 1998, net income was $27.4, or $0.23 per share, compared to $41.5, or $0.37 per share, in the first half of Fiscal 1998.

Net income and cash flows for each period, as determined by United States accounting principles, are detailed in Note 12 to the consolidated statements included elsewhere in this Form 10-Q.
                                    17

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three and six months ended September 25, 1998 compared with the same periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 27, 1998. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of semiconductors, subsystems and systems to world markets in the communications industries. These products and related services include integrated circuits for wired and wireless applications, application-specific integrated circuits, optoelectronic devices and custom silicon wafers; voice communications systems; networked voice and data systems, CTI systems and applications; telephony-enabled servers; public switching systems; and alternate network and remote access products.

The Company sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include: end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence, location of markets and volume levels.

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:
                                    18

                                 Six Months             Six Months
                                 Ended           % of   Ended           % of
                                 Sept. 25, 1998  Total  Sept. 26, 1997  Total
                                 -------         -----  -------         -----
United States                    $ 301.5           45%  $ 191.8           50%
Europe                             226.9           33     109.8           28
Other Regions                      112.9           17      59.6           15
Canada                              33.4            5      25.8            7
                                 -------         -----  -------         -----
                                 $ 674.7          100%  $ 387.0          100%
                                 =======         =====  =======         =====

For the six month period ended September 25, 1998, the net movement in exchange rates from Fiscal 1998 favorably impacted total revenue by 6 percent ($22.7) primarily as a result of changes in the UK pound sterling and US dollar exchange rates.

Revenue, by product group, was distributed as follows:

                                 Six Months             Six Months
                                 Ended           % of   Ended           % of
                                 Sept. 25, 1998  Total  Sept. 26, 1997  Total
                                 -------         -----  -------         -----
Semiconductors                   $ 316.8          47 %  $ 135.6           35%
Business Communications Systems    357.9          53      251.4           65
                                 -------         -----  -------         -----
                                 $ 674.7          100%  $ 387.0          100%
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

Semiconductor revenue increased by 134 percent from the first six months of last year principally due to the effects of consolidating the operations of Plessey which was acquired in the fourth quarter of Fiscal 1998. Following the acquisition and during the first half of Fiscal 1999, the Plessey operations were re-organized and integrated into Mitel's semiconductor business lines. The growth in Mitel's semiconductor business, particularly in wired communication components and ASICs, is being driven by technological advances and increasingly complex end user requirements affecting telecom and datacom networks. However, management believes that Semiconductor sales growth will be lower in the second half of Fiscal 1999, principally due to the competitive market conditions and expected delays in ramping up sales of certain new products.
                                    19

Management believes the Plessey acquisition has significantly enhanced the Company's operations, technologies and product portfolio. The Plessey acquisition also provided Mitel with enhanced market penetration in Europe, resulting in an increase in the proportion of total revenues generated in Europe to 33 percent of total revenue in the first six months of Fiscal 1999 as against 28 percent in the same period last year. This acquisition also had the effect of reducing the proportion of total generated recorded in the United States from 50 percent in the first half of last year to 45 percent for the same period in Fiscal 1999.

Business Communications Systems

Business Communications Systems (BCS) comprise PBX and peripheral products, open communications systems, applications, systems integration, the GX5000 public switching system, and alternate network and remote access products. All of the Company's service revenue relates to BCS, primarily PBX.

BCS product revenue increased by 42 percent over the first half of last year due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of new system sets; incremental sales of remote access products; increased shipments of alternate network access products; and additional revenues from the recently acquired Advanced Messaging and ISDN PBX businesses.

U.S. indirect channel sales benefited from increased demand by the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. In addition, Mitel launched a new line of telephone sets in early Fiscal 1999 which also produced additional revenue. U.S. direct channel sales benefited from strong growth in the installation of new systems as well as from upgrades in the existing customer base.

With respect to Europe, sales increased in the first half of Fiscal 1999 due to new system sales, system upgrades sold to the installed base and continued demand for Mitel's alternate network access products.

Service revenue grew mainly due to the managed service business in the United Kingdom where telecom product-related services are channeled through outsourcing companies.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 49 percent for both the three and six months ended September 25, 1998, 1 percentage point lower than the respective periods in Fiscal 1998. The product gross margin was 50 percent in the second quarter and first six months of Fiscal 1999, 1 percentage point below that recorded in the comparative periods of Fiscal 1998. The product gross margin was negatively impacted by reduced gross margins in Semiconductors, partially offset by the positive impact of higher sales volumes of BCS products. The service gross margin was 37 percent and 34 percent for the respective three and six months ended September 25, 1998, representing a decrease of 1 and 6 percentage points from the respective periods in Fiscal 1998. The service gross margin declined due to the mix of large, competitively-priced service contracts entered into during the second half of Fiscal 1998.
                                    20

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the second quarter of Fiscal 1999 were $81.6, or 22 percent of revenue, compared with $55.8, and 27 percent of revenue, for the comparable period in Fiscal 1998. Year-to-date S&A expenses were $144.7, or 21 percent of revenue, 6 percentage points lower than the first six months of the last fiscal year. S&A expenses decreased as a percentage of sales primarily due to revenue growth and the consolidation of the Plessey operations where S&A expenses as a percentage of sales were lower than the Company's average. The improvement was partially offset by the effects of consolidating the recently-acquired Advanced Messaging and ISDN PBX businesses, described elsewhere in this management's discussion and analysis.

Research and Development

R&D expenses amounted to $41.4, or 11 percent of revenue, for the quarter ended September 25, 1998. This compares to $17.7, or 9 percent of revenue, in the corresponding period of Fiscal 1998. Year-to-date, R&D spending was $81.6, or 12 percent of revenue, compared to $33.5, or 9 percent of revenue, in the first half of Fiscal 1998. These amounts are exclusive of related R&D amortization and net of Canadian federal government R&D incentives earned. R&D increased due to the inclusion of Plessey's results of operations where R&D as a percentage of sales was higher than the Company's historical average and to other increases in Mitel Semiconductor.

Investment Tax Credits

The Company earns ITCs in its Canadian operations. ITCs are credits related to specific qualifying expenditures that are prescribed by Canadian tax legislation. In Mitel's case, these ITCs relate primarily to research and development expenses. The ITCs are recorded only when the enterprise has made the qualifying expenditures, provided there is reasonable assurance that the benefits will be realized. When the ITCs are not accrued in the year in which the qualifying expenditures are made because there is no reasonable assurance that the credits will be realized, such credits are recognized in a subsequent year when reasonable assurance of realization is first obtained.

The Company separately recorded Canadian ITCs related to prior years' R&D amounting to $7.4 and $13.5 in the second quarter and first half of Fiscal 1999, respectively. In the corresponding periods of Fiscal 1998, the Company recorded Canadian ITCs of $9.5 and $16.9, respectively.

Amortization

Amortization increased in the second quarter to $30.0 from $9.3 in the same quarter of Fiscal 1998. Year-to-date, amortization expense was $58.9 compared to $18.5 in the six months ended September 26, 1997. The increase was due to the inclusion of Plessey's operations, which principally comprise manufacturing facilities in the United Kingdom. In addition, the Company has in recent years embarked on a major capital program at its other semiconductor plants, resulting in higher amortization charges.
                                    21

OTHER INCOME AND EXPENSES

Interest income was $1.1 for the quarter ended September 25, 1998, down slightly from the $1.3 recorded in the corresponding quarter of Fiscal 1998. Year-to-date, investment and interest income was $2.7 compared to $2.5 in the first half of last year.

Interest expense, before the write-off of deferred debt issue and other costs, was $7.0 for the second quarter of Fiscal 1999 compared to $1.0 in the respective period of Fiscal 1998. Year-to-date, interest expense, before the write-off, was $15.5 compared to $1.9 in the first six months of Fiscal 1998. The increase in interest expense resulted from the term loans incurred by the Company on February 12, 1998 in connection with the Plessey acquisition. Interest expense also includes the proportionate amortization of capitalized debt issue costs associated with the term loans.

On July 23, 1998, the Company repaid $123.1 against the U.S. dollar term loans. Accordingly, a proportionate amount of the related deferred debt issue costs and deferred foreign exchange losses were expensed. This non-cash expense amounted to $8.8, or $0.08 per share, in the second quarter of Fiscal 1999.

INCOME TAXES

Income tax expense for the three and six months ended September 25, 1998 was $6.1 and $11.1 compared to $6.5 and $11.8 for the comparable periods in Fiscal 1998. The effective income tax rate as a percentage of pre-tax income was 32 percent and 22 percent in the respective second quarter periods of Fiscal 1999 and Fiscal 1998. Year-to-date, the effective income tax rate, as a percentage of pre-tax income, was 29 percent as compared to 22 percent in the first half of last year. The higher effective tax rate in Fiscal 1999 was due to higher income taxes in Europe.

Management periodically reviews the virtual certainty or reasonable assurance, as applicable, of realizing the loss and ITC carryforward and timing difference benefits in the determination of their accounting recognition. Such review may result in the recording of the accounting benefit for these timing differences and investment tax credit carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized. Management believes there is sufficient evidence of expected profitability from the Company's Canadian operations in the foreseeable future to provide reasonable assurance for recording a future benefit on the balance sheet of $25.0 related to ITCs, $18.0 of which was recorded in Fiscal 1998. The accounting for the ITCs is more fully described in the investment tax credit section of this management's discussion and analysis.

YEAR 2000

What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send
                                    22
invoices, or engage in similar normal business activities. Management has formed a Year 2000 Compliance Project and Program Office to establish and ensure Mitel's compliance with what is commonly known as the "Year 2000 problem". In addition, consultants were engaged to assist with a comprehensive review of the Company's state of readiness and to assist with any necessary remedial plans for the Year 2000 date change. This review encompassed supporting information technology systems, product lines, and business supply chain systems and infrastructure. Management presently believes that with modifications to the Company's existing software and conversions to new software, the Year 2000 problem can be mitigated.
However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management further believes that the cost of either repairing or replacing certain business systems to ensure business continuance beyond Year 2000 should not have a significant impact on the results of operations. The cost of the Year 2000 project is estimated at approximately $15.0 and is being funded through operating cash flows. These costs are primarily attributable to the purchase of new software and equipment, which will be expensed or capitalized on a basis consistent with the Company's accounting policies for capital assets. Other than seeking representations and assurances, the Company has not made an assessment as to whether any of its customers, suppliers or service providers will be affected by the date change. The Company's business, financial condition and results of operations may be adversely impacted should the efforts of customers, suppliers or service providers for the Company to address the Year 2000 issue prove to be inadequate.

OTHER

The Asia Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1998. This region represented 13 percent of the Company's revenue for the six months ended September 25, 1998 and 12 percent of revenue in the respective period of Fiscal 1998. The majority of the Asia Pacific sales relate to semiconductor operations. Asia Pacific receivables, net of reserves, were approximately 2.4 percent of the Company's total assets as at September 25, 1998. To the extent the Asia Pacific region grows in importance to the Company, or that the factors affecting the region begin to adversely affect customers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

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

The Company manages foreign currency risk by protecting the estimated future currency cash flows of each operating division, and certain significant transactions, from adverse foreign exchange fluctuations. The Company does not engage in a trading or speculative hedging program. Interest rate risk is managed by entering into interest rate swap contracts.
                                    23

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for the Company's business communications systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At September 25, 1998, order backlog was $283.7 compared to $300.1 at June 26, 1998 and $279.5 at March 27, 1998. The decrease in backlog from the end of the first quarter was attributable to lower Semiconductor orders. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and short-term investment balances of $91.3 at September 25, 1998 compared to $151.7 at March 27, 1998. The decrease of $60.4 was mainly due to the Advanced Messaging and ISDN PBX first quarter acquisitions which, together, amounted to $46.6; to reductions of year-end payables; and to integration costs for the Plessey operations which were offset, in part, by net proceeds retained from an equity offering completed in the second quarter of Fiscal 1999.

The Company has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, which were entered into on February 12, 1998 with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The AXELs Series B loan will be repaid quarterly on a nominal basis with 95 percent of the original amount of U.S.$150.0 due on December 2003. The Tranche A Term Loan will be repaid quarterly on a graduated basis over five years and matures in February 2003. The term loans are at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate (LIBOR) plus a premium. The Company entered into an interest rate swap prior to the Fiscal 1998 year-end to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. The Company is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuance, certain insurance proceeds, and defined excess cash flow.
Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a defined pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes the Company is in compliance with the obligations and restrictive covenants under the credit agreement.

On July 23, 1998, the Company, through a syndicate of underwriters, issued 8 million common shares, at a price of $21.50 per share, for total proceeds of $172.0. Net proceeds to the Company were of $164.1, of which $123.1 was applied to repay a portion of the term loans. The balance of the proceeds was retained for general corporate purposes.
                                    24

Cash flow from operations before working capital changes amounted to $104.0 during the first half of Fiscal 1999, up $52.2 from $51.8 during the first six months of Fiscal 1998. Since March 27, 1998, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $120.5 primarily due to reductions in year-end payables associated with the record Fiscal 1998 sales volumes and to higher receivable and inventory levels related to the growth in the business. The Company maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at the Company's semiconductor plants.

Fixed asset additions were $35.7 during the six months ended September 25, 1998 compared with $22.7 in the previous year. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as continuing improvements to the Company's information technology resources. Other capital assets increased during the first six months of Fiscal 1999 primarily due to the acquisition of the Advanced Messaging and ISDN PBX businesses in May of 1998. Purchased R&D and other intangible assets totaling $42.9 were recorded for the excess of the purchase price over the fair value of the tangible assets acquired, based primarily on allocations by an independent valuation firm using standard valuation techniques. The purchased intangible assets will be amortized over periods ranging from 7 to 10 years.

Before scheduled repayments of $12.1 and a prepayment of $123.1 against the term loans (described above), total long-term debt increased by $9.7 from the end of Fiscal 1998 due primarily to fixed asset additions financed through capital leases.

The pension liability of $13.6 relates to the unfunded pension obligation in Mitel Semiconductor AB. Under applicable Swedish law, companies are not required to fund the pension obligation, but instead operate on a "pay as you go" basis. The pension obligation is actuarially determined in accordance with applicable laws and regulations in Sweden and is fully insured by a Swedish regulatory agency.

As at September 25, 1998, the Company's capitalization was comprised of 31 percent debt, 4 percent preferred equity, and 65 percent common equity. This compares to 49 percent debt, 4 percent preferred equity, and 47 percent common equity at the end of Fiscal 1998.

In addition to cash and short-term investment balances of $91.3 as at September 25, 1998, the Company has an unused revolving credit facility of approximately $109.7 (U.S.$72.7). In accordance with Company policy, short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year.

Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.


_________
SM* AXEL is a registered service mark of Goldman, Sachs & Co.
M Mitel (design) Mitel, SX-200, SX-2000 and GX5000 are registered.
                                    25

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 23, 1998 at the Chateau Laurier Hotel in Ottawa, Ontario, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:  In respect of electing seven directors to the Board;
Motion 2: In respect of appointing Ernst & Young as the Company's auditors; Motion 3: In respect of amending the Company's 1991 Stock Option Plan for
            Key Employees and Non-Employee Directors;

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:                     Shares
For                            72,872,782
Withheld                          139,841
Motion 2:                     Shares
For                              72,977,833
Withheld                             49,492

The following nine directors were elected at the 1998 Annual Meeting: Dr. John B. Millard, Dr. Henry Simon, Mr. Jonathan I. Wener, Mr. Hubert T. Lacroix, Mr. Peter Van Cuylenburg, Mr. Anthony L. Craig, Mr. Donald W. Patterson, Mr. Andre Borrel, and Mr. Donald G. McIntyre.

Motion 3:                     Shares
For                              36,408,379
Against                          34,226,304

The shareholders approved an increase in the number of common shares which may be granted to Key Employees and Non-Employee Directors from 5,800,000 to 16,000,000.

Item 6. Reports on Form 8-K
a)    Reports on Form 8-K

 There were no reports on Form 8-K filed for the three months ended September 25, 1998.
                                  SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MITEL CORPORATION
                                              ----------------------------
November 5, 1998                              JEAN-JACQUES CARRIER
----------------                              ----------------------------
Date                                          Jean-Jacques Carrier
                                              Vice President of Finance
                                               and Chief Financial Officer

                                    27