Form 10-Q
period 1998-12-25
MITEL CORP
filed 1999-02-05
CIK 352435

http://www.mitel.com
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 25, 1998

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

Yes  (X)     No  ( )

The number of common shares outstanding as at February 2, 1999 was 116,702,956.

                             MITEL CORPORATION

                                   INDEX

PART I.  FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         December 25, 1998 and March 27, 1998 . . . . . . . . . . . . . . 3

         Consolidated Statements of Retained Earnings -
         Three months ended December 25, 1998 and December 26, 1997
         Nine months ended December 25, 1998 and December 26, 1997 . . . .4

         Consolidated Statements of Income -
         Three months ended December 25, 1998 and December 26, 1997
         Nine months ended December 25, 1998 and December 26, 1997. . . . 5

         Consolidated Statements of Cash Flows -
         Nine months ended December 25, 1998 and December 26, 1997. . . . 6

         Notes to the Consolidated Financial Statements . . . . . . . . . 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . 16

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . .26

                             Mitel Corporation
                   (incorporated under the laws of Canada)
                        CONSOLIDATED BALANCE SHEETS
                     (in millions of Canadian dollars)
                               (Unaudited)

                                                       Dec. 25,   March 27,
                                                       1998       1998
                                                       -------    -------
ASSETS
Current assets:
  Cash and cash equivalents                            $  95.0    $ 117.2
  Short-term investments                                     -       34.5
  Accounts receivable                                    329.0      288.0
  Inventories (Note 3)                                   217.6      162.2
  Prepaid expenses and other                              26.4       27.3
                                                       -------    -------
                                                         668.0      629.2
Fixed assets (Note 4)                                    549.5      549.3
Other assets (Note 5)                                    116.5       59.2
                                                       -------    -------
                                                      $1,334.0   $1,237.7
                                                       =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities            $  225.8   $  290.7
  Income and other taxes payable                          13.2       19.6
  Deferred revenue                                        31.4       32.7
  Current portion of long-term debt                       34.2       40.3
                                                       -------    -------
                                                         304.6      383.3
Long-term debt                                           271.2      379.6
Pension liability                                         14.1       12.2
Deferred income taxes                                     37.6       27.1
                                                       -------    -------
                                                         627.5      802.2
                                                       -------    -------
Shareholders' equity:
  Capital stock (Note 6)
     Preferred shares                                     37.2       37.2
     Common shares                                       331.1      157.3
  Contributed surplus                                     32.3       32.3
  Retained earnings                                      238.2      202.9
  Translation account (Note 7)                            67.7        5.8
                                                       -------    -------
                                                         706.5      435.5
                                                       -------    -------
                                                      $1,334.0   $1,237.7
                                                       =======    =======

    (See accompanying notes to the consolidated financial statements)
                                    3

                             Mitel Corporation
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    (in millions of Canadian dollars)
                               (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Retained earnings,
 beginning of period               $ 221.2    $ 154.1    $ 202.9    $ 114.2

Net income for the period             17.8       25.6       45.2       67.1
                                   -------    -------    -------    -------
                                     239.0      179.7      248.1      181.3

Cost of common share issue               -          -       (7.5)         -

Dividends on preferred
 shares (Note 8)                      (0.8)      (0.8)      (2.4)      (2.4)
                                   -------    -------    -------    -------
Retained earnings, end of period   $ 238.2    $ 178.9    $ 238.2    $ 178.9
                                   =======    =======    =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    4

                            Mitel Corporation
                    CONSOLIDATED STATEMENTS OF INCOME
      (in millions of Canadian dollars, except per share amounts)
                             (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Revenue (Note 9)                   $ 358.1    $ 215.5    $1,032.8   $ 602.5

Cost of sales (Note 9)               174.4      104.9       517.3     299.1
                                   -------    -------    -------    -------
Gross margin                         183.7      110.6       515.5     303.4
                                   -------    -------    -------    -------
Expenses:
  Selling and administrative          89.7       57.8       234.4     162.8
  Research and development - net
  (Note 10)                           38.2        8.0       106.3      24.6
  Amortization                        30.5       10.0        89.4      28.5
                                   -------    -------    -------    -------
                                     158.4       75.8       430.1     215.9
                                   -------    -------    -------    -------
Operating income                      25.3       34.8        85.4      87.5

Other income and expenses:
  Interest income                      1.6        1.4         4.3       3.9
  Interest expense                    (6.7)      (1.0)      (31.0)     (2.9)
                                   -------    -------    -------    -------
Income before income taxes            20.2       35.2        58.7      88.5
Income tax expense                     2.4        9.6        13.5      21.4
                                   -------    -------    -------    -------
Net income  for the period         $  17.8    $  25.6     $  45.2   $  67.1
                                   =======    =======    =======    =======
Net income for the period attributable  to common shareholders after
 preferred share dividends         $  17.0    $  24.8     $  42.8   $  64.7
                                   =======    =======    =======    =======
Net income per common share (Note 6)
   Basic                           $  0.15    $  0.23    $  0.38    $  0.60
                                   =======    =======    =======    =======
   Fully diluted                   $  0.14    $  0.22    $  0.37    $  0.59
                                   =======    =======    =======    =======
Weighted average number of common
  shares outstanding                 116.7      107.9      113.5      107.6
                                   =======    =======    =======    =======

      (See accompanying notes to the consolidated financial statements)
                                    5

                             Mitel Corporation
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (in millions of Canadian dollars)
                               (Unaudited)

                                                       Nine Months Ended
                                                       Dec.25,    Dec.26,
                                                       1998       1997
                                                       -------    -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income for the period                            $  45.2    $  67.1
  Amortization of capital and other assets               104.0       28.5
  Investment tax credits                                  (7.0)     (14.0)
  Deferred income taxes                                    4.6          -
  Gain on sale of capital assets                          (0.4)      (0.7)
  Other non-cash operating items                           0.9        0.7
  Increase in working capital (Note 14)                 (136.9)     (34.0)
                                                       -------    -------
    Total                                                 10.4       47.6
                                                       -------    -------
Investing activities:
  Change in short-term investments                        34.5       12.4
  Additions to capital and other assets - net of
   capital lease additions                               (52.0)     (19.5)
  Proceeds from disposal of capital assets                 2.1        6.8
  Acquisitions (Note 11)                                 (46.6)     (21.6)
  Net change in non-cash balances related to
   investing activities                                   (3.0)      (4.1)
                                                       -------    -------
     Total                                               (65.0)     (26.0)
                                                       -------    -------
Financing activities:
  Increase in long-term debt                               0.2        1.8
  Repayment of long-term debt                           (116.7)      (4.3)
  Repayment of capital lease liabilities                 (19.0)     (11.1)
  Debt issue costs                                        (2.0)         -
  Dividends on preferred shares (Note 8)                  (2.4)      (2.4)
  Issue of common shares - net (Note 6)                  166.2        1.9
  Net change in non-cash balances related to
   financing activities                                    0.8          -
                                                       -------    -------
     Total                                                27.1      (14.1)
                                                       -------    -------
Effect of currency translation on cash                     5.3        1.5
                                                       -------    -------
Increase (decrease) in cash and short-term investments   (22.2)       9.0

Cash and cash equivalents, beginning of period           117.2       55.5
                                                       -------    -------
Cash and cash equivalents, end of period               $  95.0    $  64.5
                                                       =======    =======

   (See accompanying notes to the consolidated financial statements)
                                    6

                             MITEL CORPORATION
            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        (in millions of Canadian dollars, except per share amounts)
                               (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 25, 1998 and the results of operations and the changes in financial position for the three and nine month periods ended December 25, 1998 and December 26, 1997, in accordance with accounting principles generally accepted in Canada. (See also Note 13). The Company has adopted the new recommendations of Section 1540 of the CICA Handbook "Cash Flow Statements" and has restated the comparative period's financial information to conform to this revised standard. Accordingly, cash and cash equivalents includes highly liquid investments with original maturities of less than three months. In addition, non-cash items such as assets acquired under capital lease are excluded from the statements of cash flows.

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

3.  Inventories:

                                                       Dec. 25,   March 27,
                                                       1998       1998
                                                       -------    -------
Raw materials                                          $  54.4    $  53.4
Work-in-process                                           86.4       60.3
Finished goods                                            76.8       48.5
                                                       -------    -------
                                                       $ 217.6    $ 162.2
                                                       =======    =======

4.  Fixed assets:

                                                       Dec. 25,   March 27,
                                                       1998       1998
                                                       -------    -------
Cost                                                   $ 918.8    $ 831.2
Accumulated amortization                                (369.3)    (281.9)
                                                       -------    -------
                                                       $ 549.5    $ 549.3
                                                       =======    =======

                                    7

5.  Other assets:

                                                       Dec. 25,   March 27,
                                                       1998       1998
                                                       -------    -------
Cost:
  Patents, trademarks, and other                       $  15.7    $  13.4
  Other intangible assets                                 81.9       27.6
  Promissory note                                         11.0       10.3
  Long-term receivables                                   30.1       18.4
                                                       -------    -------
                                                         138.7       69.7
                                                       -------    -------
Less accumulated amortization:
  Patents, trademarks, and other                           7.9        7.2
  Other intangible assets                                 14.3        3.3
                                                       -------    -------
                                                          22.2       10.5
                                                       -------    -------
                                                       $ 116.5    $  59.2
                                                       =======    =======

On May 8, 1998, the Company acquired completed and in-process research and development ("R&D") and other intangible assets in connection with the acquisition of certain assets of the Customer Premise Equipment Business Unit of Centigram Communications Corporation (See also Note 11). The business is now operated as the Advanced Messaging business unit under the name Baypoint Innovations. The acquired intangible assets will be amortized over a period of ten years, the expected useful life of the assets.

On May 19, 1998, the Company acquired completed R&D and other intangible assets in connection with the acquisition of certain assets of Telecom Sciences Corporation Limited ("TSc") (See also Note 11). The business is now defined as ISDN PBX. The acquired intangible assets will be amortized over a period of seven years, the expected useful life of the assets.

6.  Capital stock:

a)

                                                   Dec. 25,     March 27,
                                                   1998         1998
                                                   -----------  -----------
Shares outstanding:
  Preferred shares - R&D Series                      1,616,300    1,616,500
  Common shares                                    116,685,556  108,394,631

There were 200 preferred shares repurchased during the nine months ended December 25, 1998.

On July 23, 1998, the Company, through a syndicate of underwriters, issued 8 million common shares at a price of $21.50 per share and for total proceeds
                                    8
of $172.0. Net proceeds of $164.1 were received by the Company, of which $123.1 was applied to repay a portion of the term loans entered into in connection with the Plessey acquisition. The balance of the proceeds was retained for general corporate purposes.

b)  A summary of the Company's stock option activity is as follows:

                                                   Nine Months Ended
                                                   Dec.25,      Dec.26,
                                                   1998         1997
                                                   ---------    ---------
Outstanding options:
Balance, beginning of period                       6,251,888    3,238,638
Granted                                              361,250    1,112,500
Exercised                                           (290,925)    (571,875)
Cancelled                                           (275,750)     (38,250)
                                                   ---------    ---------
Balance, end of period                             6,046,463    3,741,013
                                                   =========    =========

Available for grant at December 25, 1998 were 10,358,025 (March 27, 1998 - 243,525) common shares. The exercise prices on stock options issued range from $1.10 to $30.00 per share with exercise periods extending to November, 2008.

At the 1998 Annual General and Special Meeting of Shareholders on July 23, 1998, shareholders approved a resolution which established the maximum number of common shares in respect of which options may be granted under the 1991 Stock Option Plan for Key Employees and Non-Employee Directors at 16,000,000 common shares, an increase of 10,200,000 common shares.

c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods.

7.  The following table summarizes changes in the translation account:

                                   Three Months Ended    Nine Months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Balance, beginning of period       $  51.4    $   2.8    $   5.8    $   2.5
Increase:
  Movements in exchange rates -
     United States Dollar             10.2        1.2       27.7        1.4
     United Kingdom Pound Sterling     3.8        5.5       27.5        5.1
     Swedish Krona                     0.5        0.2        3.7        0.6
     Other currencies                  1.8          -        3.0        0.1
                                   -------    -------    -------    -------
Balance, end of period             $  67.7    $   9.7    $  67.7    $   9.7
                                   =======    =======    =======    =======

                                    9

8. The Company has not declared or paid any dividends on its common shares. During the third quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

9.  The components of revenue were:

                                   Three Months Ended    Nine Months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Products                           $ 332.0    $ 194.3    $ 959.1    $ 542.1
Service                               26.1       21.2       73.7       60.4
                                   -------    -------    -------    -------
                                   $ 358.1    $ 215.5    $1,032.8   $ 602.5
                                   =======    =======    =======    =======

The components of cost of sales were:

                                   Three Months Ended    Nine Months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Products                           $ 157.1    $  91.6    $ 468.8    $ 262.1
Service                               17.3       13.3       48.5       37.0
                                   -------    -------    -------    -------
                                   $ 174.4    $ 104.9    $ 517.3    $ 299.1
                                   =======    =======    =======    =======

10.  Research and Development

The research and development expenses were net of $5.6 and $22.4 in R&D government assistance, including ITCs, for the respective three and nine month periods ended December 25, 1998 (three months ended December 26, 1997 - $10.1; nine months ended December 26, 1997 - $27.1).

11.  Acquisitions

(a) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operated as the Advanced Messaging business unit under the name Baypoint Innovations, for cash consideration of U.S.$22.0. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using
                                    10
standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets that include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net assets amounted to $0.6, which was recorded as goodwill. The identifiable intangible assets and the goodwill are being amortized over ten years. The allocation to net assets included $2.9 in respect of acquisition costs and costs to integrate the operations of the acquired company. As at December 25, 1998, the liability in respect of acquisition and integration costs was $1.5.

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

The acquisition was accounted for by application of the purchase accounting method in which the results of operations were included in the Company's accounts from the date of acquisition. An amount of $4.5 was allocated to identifiable intangible assets relating to completed R&D. The difference between the purchase price and the fair value of the net assets amounted to $2.0, which was recorded as goodwill. The completed R&D and goodwill are being amortized over seven years. The allocation to net assets included $2.0 in respect of acquisition costs and costs to integrate the operations of the acquired company. As at December 25, 1998, the liability in respect of acquisition and integration costs was $nil.

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

(c) On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100 percent of the capital stock of the Plessey Semiconductors Group. As at December 25, 1998, the liability in respect of acquisition costs was $nil (March 27, 1998 - $10.6) and $29.8 (March 27, 1998
- $45.2) in respect of integration costs.

12.  Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information which uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

13.  United States accounting principles

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

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:
                                    12

                                   Three Months Ended    Nine months Ended
                                   Dec.25,    Dec.26,    Dec.25,    Dec.26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Net income for the period in
 accordance with Canadian GAAP     $  17.8    $  25.6    $  45.2    $  67.1
Effect of deferral accounting related to foreign exchange
 contracts                            (6.6)      (9.5)     (25.4)      (9.8)
Translation of foreign currency
 denominated debt                     (5.2)         -      (20.8)         -
Adjustment to deferred income taxes      -        0.8       (7.0)      (0.5)
Write-off of acquired in-process
 R&D                                     -          -       (5.2)      (2.7)
Amortization of acquired in-process
 R&D                                   0.2        0.1        0.5        0.1
Core redundancy provision for
 acquisition                          (1.9)         -       (1.9)         -
                                   -------    -------    -------    -------
U.S. GAAP and SEC requirements:
Net income (loss) for the period       4.3       17.0      (14.6)      54.2
Dividends on cumulative
 preferred shares                      0.8        0.8        2.4        2.4
                                   -------    -------    -------    -------
Adjusted net income (loss)
 for the period                    $   3.5    $  16.2    $ (17.0)   $  51.8
                                   =======    =======    =======    =======
Net income (loss) per common share:
   Basic                           $  0.03    $  0.15    $ (0.15)   $  0.48
                                   =======    =======    =======    =======
   Diluted                         $  0.03    $  0.15    $ (0.15)   $  0.48
                                   =======    =======    =======    =======
Weighted average shares for
 basic EPS (millions)                116.7      107.9      113.5      107.6
Weighted average shares on conversion of stock options
 (millions)                            1.2        1.6          -        1.1
                                   -------    -------    -------    -------
Adjusted weighted average
 shares (millions)                   117.9      109.5      113.5      108.7
                                   =======    =======    =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) Options outstanding for the three months ended December 25, 1998 to purchase 3,282,000 shares of common stock at an average price of $18.08 per share.
ii) All options outstanding for the nine months ended December 25, 1998 were excluded because they have an antidilutive impact on the net loss per common share.
iii) Options outstanding for the nine months ended December 26, 1997 to purchase 328,500 shares of common stock at an average price of $9.76 per share.
                                    13

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") for the fiscal year ended March 26, 1999. SFAS No. 130 requires that items defined as other comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The components of comprehensive income for the three and nine months ended December 25, 1998 and December 26, 1997 are as follows:

                                   Three Months Ended    Nine months Ended
                                   Dec. 25,   Dec. 26,   Dec. 25,   Dec. 26,
                                   1998       1997       1998       1997
                                   -------    -------    -------    -------
Comprehensive income for the period:

 Net income (loss) for the period  $   3.5    $  16.2    $ (17.0)   $  51.8
 Other comprehensive income -
   Foreign currency adjustment        16.3        6.9       61.9        7.2
                                   -------    -------    -------    -------
Comprehensive income for the
 period                            $  19.8    $  23.1    $  44.9    $  59.0
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

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                       Dec.25,    March 27,
                                                       1998       1998
                                                       -------    -------
Deferred tax asset                                     $  11.6    $  11.8
Fixed assets                                             525.3      525.1
Other assets                                             117.6       69.6
Accounts payable and accrued liabilities                 267.7      284.5
Redeemable preferred shares                               34.4       34.4
Common shares                                            769.5      603.2
Contributed surplus                                        2.5        2.5
Deficit                                                 (228.6)    (206.2)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS No. 133 will be effective for the Company's Fiscal 2001 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.

14. Net change in non-cash working capital balances related to operating activities:

                                                       Nine months Ended
                                                       Dec.25,    Dec.26,
                                                       1998       1997
                                                       -------    -------
Accounts receivable                                    $  (9.9)   $ (17.4)
Inventories                                              (39.9)      (6.4)
Accounts payable and accrued liabilities                 (86.6)      (6.5)
Deferred revenue                                          (3.7)      (3.0)
Other                                                      3.2       (0.7)
                                                       -------    -------
                                                       $(136.9)   $ (34.0)
                                                       =======    =======

15.  Comparative figures

Certain of the Fiscal 1998 comparative figures were reclassified so as to conform to the presentation adopted in Fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In millions of Canadian dollars, except per share amounts)

Total third quarter revenue grew by 66 percent to $358.1 from $215.5 in the same quarter of last year. Mitel's revenue growth was driven by incremental revenue from recently acquired businesses and by strong Business Communications Systems (BCS) sales in Europe and North America. By business unit and compared to the previous year's third quarter, Semiconductor revenue grew by 138 percent and BCS revenue was up 33 percent. The Semiconductor growth was mainly attributable to the consolidation of the Plessey Semiconductors Group ("Plessey") which was acquired in the fourth quarter of Fiscal 1998. Higher sales volumes of PBX systems, telephone sets, and alternate network access products and the effects of consolidating recent acquisitions drove the BCS revenue growth. During the first nine months of Fiscal 1999, revenue grew by 71 percent to $1,032.8 from $602.5 last year. The year-to-date growth rates were 135 percent for Semiconductor and 39 percent for BCS when compared to the first nine months of Fiscal 1998.

The Company completed two acquisitions mid-way through the first quarter of Fiscal 1999. On May 8, 1998, the Company acquired the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operating as the Advanced Messaging business unit under the name Baypoint Innovations. The Advanced Messaging acquisition complements Mitel's BCS communications portfolio with voice messaging solutions to meet increasing customer demand for voicemail and unified messaging solutions. On May 19, 1998, the Company acquired the business of Glasgow-based Telecom Sciences Corporation Limited, now operating as ISDN PBX. The ISDN PBX acquisition enhances Mitel's product portfolio with ISDN business products for the small-to-medium enterprise market.

The Company reported third quarter net income of $17.8, or $0.15 per share, compared to $25.6, or $0.23 per share, in the same quarter of last year. Third quarter earnings were not adversely affected, after interest and tax, by the consolidation of Plessey. For the nine months ended December 25, 1998, net income was $45.2, or $0.38 per share, compared to $67.1, or $0.60 per share, in the same period of Fiscal 1998.

Net income and cash flows for each period, as determined by United States accounting principles, are detailed in Note 13 to the consolidated statements included elsewhere in this Form 10-Q.

The following discussion and analysis explains trends in the Company's financial condition and results of operations for the three and nine months ended December 25, 1998 compared with the same periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the year ended March 27, 1998. Certain statements in this management's discussion and analysis constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and
                                    16
assumptions made by management. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of the Company to attract and retain key employees.

RESULTS OF OPERATIONS

Mitel's business is global and comprises the design, manufacture and sale of semiconductors and systems to world markets in the communications industries. These products and related services include integrated circuits for wired and wireless applications; application-specific integrated circuits; custom silicon wafers; optoelectronic and power devices; voice communications systems; networked voice and data systems, CTI systems and applications; telephony-enabled servers; public switching systems; and, alternate network and remote access products.

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

REVENUE

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                                   Nine months          Nine months
                                   Ended         % of   Ended         % of
                                   Dec.25, 1998  Total  Dec.26, 1997  Total
                                   ------------  -----  ------------  -----
United States                      $  451.6       44 %  $  288.6       48 %
Europe                                364.0       35       182.9       30
Other Regions                         165.5       16        91.8       15
Canada                                 51.7        5        39.2        7
                                   ------------  -----  ------------  -----
                                   $1,032.8      100 %  $  602.5      100 %
                                   ========      =====  ========      =====

For the nine month period ended December 25, 1998, the net movement in exchange rates from Fiscal 1998 favorably impacted total revenue by 7 percent ($40.6) primarily as a result of changes in the UK pound sterling and US dollar exchange rates.

Revenue, by product group, was distributed as follows:

                                   Nine months          Nine months
                                   Ended         % of   Ended         % of
                                   Dec.25, 1998  Total  Dec.26, 1997  Total
                                   ------------  -----  ------------  -----
Semiconductors                     $  479.3       46 %  $  203.8       34 %
Business Communications Systems       553.5       54       398.7       66
                                   ------------  -----  ------------  -----
                                   $1,032.8      100 %  $  602.5      100 %
                                   ========      =====  ========      =====

Semiconductors

Mitel manufactures and sells semiconductor products in the following categories: wired communication components, wireless communication components, application-specific integrated circuit systems, optoelectronic components, and power and automotive. The Company also provides foundry services to third parties on a contract basis. Management is focused on targeting the semiconductor business toward certain high growth segments in the communications industries. Technological advances and increasingly complex end user requirements affecting telecom and datacom networks are driving the high growth segments.

Semiconductor revenue increased by 135 percent from the first nine months of last year principally due to the effects of consolidating the operations of Plessey which was acquired in the fourth quarter of Fiscal 1998. Following the acquisition and during Fiscal 1999, the Plessey operations were reorganized and integrated into Mitel's semiconductor business lines. Management believes the Plessey acquisition has significantly enhanced the Company's operations, technologies and product portfolio. The Plessey acquisition also provided Mitel with enhanced market penetration in Europe, resulting in an increase in the proportion of total revenues generated in Europe to 35 percent of total revenue in the first nine months of Fiscal 1999 as against 30 percent in the same period last year. This acquisition also had the effect of reducing the proportion of total revenue recorded in the United States from 48 percent in the first nine months of last year to 44 percent for the same period in Fiscal 1999.

Excluding the growth resulting from the Plessey acquisition, the Company has experienced reduced demand from the Asia/Pacific region and in other emerging regions, such as Latin America and Eastern Europe, due to the prevailing adverse local economic conditions (see further discussion under "Other"). This recent decline and the additional manufacturing capability acquired from Plessey combined to result in excess capacity in the Company's fabrication facilities ("fabs"). Accordingly, management is reviewing its operations and will take steps to consolidate the capacity levels to achieve better utilization of the fabs. On January 22, 1999, the Company announced that it had commenced negotiations with the relevant Swedish Trade Unions concerning the transfer of all semiconductor CMOS manufacturing operations from Sweden to Mitel's other more technologically advanced fabrication sites. The proposed transfer affects approximately 200 employees in Mitel's plant in Jarfalla, Sweden with the program expected to be completed within the next twelve months. The Swedish operation will operate as an IC fabless facility
                                    18
focussed on the design, marketing, and sales of ASICs and as a manufacturer and marketer of optoelectronic devices. The integration provisions established in connection with the acquisition of Plessey included the expected transfer costs of the proposed program.

Mitel continues to evaluate the adequacy of its integration and redundancy provisions through the implementation process of realizing synergies and integrating recently acquired businesses.

Business Communications Systems

Business Communications Systems (BCS) comprise PBX and peripheral products, open communications systems, applications, systems integration, the GX5000 public switching system, and alternate network and remote access products. All of the Company's service revenue relates to BCS, primarily PBX.

BCS revenue increased by 39 percent over the first nine months of last year due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of new system sets, increased shipments of alternate network access products and additional revenues from the recently acquired Advanced Messaging and ISDN PBX businesses.

U.S. indirect channel sales benefited from increased demand by the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. In addition, Mitel launched a new line of telephone sets in early Fiscal 1999 that also produced additional revenue. U.S. direct channel sales benefited from increased installations of new systems as well as from upgrades in the existing customer base.

With respect to Europe, sales increased in the first nine months of Fiscal 1999 due to strong growth in new system sales and system upgrades sold to the installed base, and to continued higher demand for Mitel's alternate network access products. Service revenue grew mainly due to the managed service business in the United Kingdom where telecom product-related services are channeled through outsourcing companies.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 51 percent and 50 percent for the three and nine months ended December 25, 1998, respectively, unchanged from the respective periods in Fiscal 1998. The positive impact of higher sales volumes of BCS products offset the impact of reduced margins in some semiconductor products and of certain unfavorable manufacturing variances.

OPERATING EXPENSES

Selling and Administrative

Selling and administrative (S&A) expenses in the third quarter of Fiscal 1999 were $89.7, or 25 percent of revenue, compared with $57.8, or 27 percent of revenue, for the comparable period in Fiscal 1998. Year-to-date S&A expenses were $234.4, or 23 percent of revenue, 4 percentage points lower than the first nine months of the last fiscal year. S&A expenses decreased as a percentage of sales primarily due to revenue growth and the consolidation of the Plessey operations where S&A expenses as a percentage of sales were lower
                                    19
than the Company's average. The improvement was partially offset by the effects of consolidating the recently-acquired Advanced Messaging and ISDN PBX businesses, described elsewhere in this management's discussion and analysis.

Research and Development

R&D expenses amounted to $38.2, or 11 percent of revenue, for the quarter ended December 25, 1998. This compares to $8.0, or 4 percent of revenue, in the corresponding period of Fiscal 1998. Year-to-date, R&D spending was $106.3, or 10 percent of revenue, compared to $24.6, or 4 percent of revenue, in the first nine months of Fiscal 1998. These amounts are net of $5.6 and $22.4 in R&D government assistance, including ITCs, earned for the respective three and nine month periods ended December 25, 1998 (three months ended December 26, 1997 - $10.1; nine months ended December 26, 1997 - $27.1). R&D increased due to the inclusion of Plessey's results of operations where R&D as a percentage of sales was higher than the Company's historical average and to other increases in Mitel Semiconductor.

Amortization

Amortization increased in the third quarter to $30.5 from $10.0 in the same quarter of Fiscal 1998. Year-to-date, amortization expense was $89.4 compared to $28.5 in the nine months ended December 26, 1997. The increase was due to the inclusion of Plessey's operations, which comprise the amortization of manufacturing facilities in the United Kingdom, the amortization of the completed capital program at the Bromont semiconductor plant and the amortization of purchased intangible assets.

OTHER INCOME AND EXPENSES

Interest income was $1.6 for the quarter ended December 25, 1998, up slightly from the $1.4 recorded in the corresponding quarter of Fiscal 1998. Year-to-date, interest income was $4.3 compared to $3.9 in the first nine months of last year.

Interest expense was $6.7 for the third quarter of Fiscal 1999 compared to $1.0 in the corresponding period of Fiscal 1998. Year-to-date, interest expense, including the write-off of deferred debt issue and other costs, was $31.0 compared to $2.9 in the first nine months of Fiscal 1998. The increase in interest expense resulted from the term loans incurred by the Company on February 12, 1998 in connection with the Plessey acquisition. On July 23, 1998, the Company repaid $123.1 against the U.S. dollar term loans. Accordingly, a proportionate amount of the related deferred debt issue costs and deferred foreign exchange losses was recorded as additional interest expense in the second quarter of Fiscal 1999. This non-cash expense amounted to $8.8, or $0.08 per share.

INCOME TAXES

Income tax expense for the three and nine months ended December 25, 1998 was $2.4 and $13.5 compared to $9.6 and $21.4 for the comparable periods in Fiscal 1998. The effective income tax rate as a percentage of pre-tax income was 12 percent and 27 percent in the respective third quarter periods of Fiscal 1999 and Fiscal 1998. The lower effective tax rate in the third
                                    20
quarter of Fiscal 1999 was principally due to permanent differences associated with European operations, lower taxes in Canada arising from higher interest costs related to the term loans, and to tax recoveries in Sweden. Year-to-date, the effective income tax rate, as a percentage of pre-tax income, was 23 percent as compared to 24 percent in the first nine months of last year.

YEAR 2000

What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in the possibility that the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has been working on the Year 2000 problem since 1997. A dedicated Year 2000 Program Management Office (PMO) was established in February 1998 to address compliance both externally, to our customers and suppliers and internally for the Company's business processes. These internal processes include network and communications infrastructure, business software applications, manufacturing, facilities management, product development, sales, finance and human resources. Management presently believes that with modifications to the Company's existing software and hardware and conversions to new software, the Year 2000 problem can be mitigated. Despite the extensive efforts dedicated to the Year 2000 Program, there can be no assurance that all Year 2000 date compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

The Company has completed the evaluation of its major product offerings, including current and discontinued business telephone systems, peripherals and applications. The majority of products have been classified as Compliant or having Compliant versions.

The Company has established a three-phase Year 2000 Readiness Program (the "Year 2000 Program") that addresses the key internal business processes and systems. Phase I was the Initial Assessment and included an overview of the Company and an assessment of its awareness and readiness for Year 2000. Consultants were engaged to assist with this review and with any necessary remedial plans. Phase II included the Discovery and Strategy and involved the collection and assessment of a comprehensive inventory of all internal information systems equipment as well as a detailed assessment of the suppliers deemed to be affected by the Year 2000 Problem. The third and current phase is the Implementation and consists of conversion, testing and deployment of identified mission critical systems as well as risk and contingency management activities. The Company plans to have 90% of its mission critical systems Year 2000 ready by March 31, 1999. The remaining mission critical systems, are expected to be Year 2000 ready by the summer of calendar 1999. The non-mission critical systems will be addressed after March 31, 1999 and by the end of the calendar year. The integration testing of internal systems is also planned for the spring of calendar 1999.

Under its comprehensive Vendor Management Program, initiated during Phase II of the Year 2000 Program, Mitel is actively working with its suppliers to determine the extent to which their operations and the products and services they provide are Year 2000 ready and to monitor their progress toward Year 2000 capability. The highest priority is given to suppliers that are critical to the business. The program includes awareness letters, site visits, questionnaires as well as compliance agreement and warranties. Contingency plans, such as planned increased inventory levels or substitute suppliers, are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. The Company has also developed contingency plans to address possible changes in customer order patterns due to Year 2000 issues. Contingency plans will be reviewed on a regular basis as Mitel learns more about its suppliers' state of readiness. The Company's target is to have all "high risk" suppliers' assessment of their Year 2000 readiness completed and to have the necessary contingency plans in place by March 31, 1999.

It is currently expected that the total incremental direct costs of the Year 2000 Program will not exceed $15.0. Approximately $2.5 has been spent on direct Year 2000 Program costs to date and was funded through operating cash flows. The program costs are primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation. As the Company continues to assess the last phases of the Year 2000 Program, estimated costs may change.

Based on currently available information, management does not believe that the modifications and conversions discussed above, related to the Company's internal systems or products sold to customers, will have a material adverse impact on the Company's business, financial condition or results of operations. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on the Company's business, financial condition and results of operations. Management believes that the most reasonably likely worst case Year 2000 scenarios would relate to third party systems rather than the Company's internal systems or products. The Company believes the risks are greatest with utilities (e.g. electricity supply, water), telecommunications, transportation and critical suppliers that are outside the Company's control.

OTHER

The Asia Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1998 and through Fiscal 1999 to date. This region represented 12 percent of the Company's revenue for the nine months ended December 25, 1998 and 11 percent of revenue in the corresponding period of Fiscal 1998. The majority of the Company's Asia Pacific sales relate to semiconductor operations. Asia Pacific receivables, net of reserves, were approximately 2 percent of the Company's total assets as at December 25, 1998. To the extent the Asia Pacific region grows in importance to the Company, or the factors affecting the region begin to adversely affect customers in other geographic locations, the Company's business, operating results and financial condition could be adversely affected.

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

On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will trade on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Mitel's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. The Company does not expect any required system conversion costs to be material due to the existing ability to transact in multiple currencies. Due to significant uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for the Company's business communications systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At December 25, 1998, order backlog was $259.3 compared to $283.7 at September 25, 1998, $300.1 at June 26, 1998 and $279.5 at March 27, 1998. The decrease in backlog from the end of the second quarter was attributable to a decrease in semiconductor orders arising partly from a reduction in order lead times. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash, cash equivalents and short-term investment balances of $95.0 at December 25, 1998 compared to $151.7 at March 27, 1998. All of the December 25, 1998 cash balance was held in either cash or highly liquid cash equivalents. The decrease of $56.7 was mainly due to the first quarter acquisitions of the Advanced Messaging and ISDN PBX business which, together, amounted to $46.6, reductions of year-end payables, including integration costs for the Plessey operations, which were offset, in part, by net proceeds retained from an equity offering completed in the second quarter of Fiscal 1999.
                                    23

The Company has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, which were entered into on February 12, 1998 with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The AXELs Series B loan will be repaid quarterly on a nominal basis with 95 percent of the original amount of U.S.$150.0 due on December 2003. The Tranche A Term Loan will be repaid quarterly on a graduated basis over five years and matures in February 2003. The term loans bear interest at a variable rate based on the lower of a defined base rate or the London Inter Bank Offer Rate (LIBOR) plus a premium. The Company entered into an interest rate swap prior to the Fiscal 1998 year-end to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. The Company is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The term loans are subject to mandatory prepayments out of certain insurance proceeds and defined excess cash flow received by the Company and in the event of asset sales (other than inventory), equity offerings or debt issuance by the Company. Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a defined pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes the Company is in compliance with the obligations and restrictive covenants under the credit agreement.

On July 23, 1998, the Company, through a syndicate of underwriters, issued 8 million common shares, at a price of $21.50 per share, for total proceeds of $172.0. Net proceeds to the Company were $164.1, of which $123.1 was applied to repay a portion of the term loans. The balance of the proceeds was retained for general corporate purposes.

Cash flow from operations before working capital changes amounted to $147.3 during the first nine months of Fiscal 1999, up $65.7 from $81.6 during the first nine months of Fiscal 1998. Since March 27, 1998, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $136.9 primarily due to reductions in year-end payables associated with the record Fiscal 1998 sales volumes and to higher receivable and inventory levels related to the growth in the business. The Company maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at the Company's semiconductor plants.

Fixed asset and other additions were $52.0 during the nine months ended December 25, 1998 compared with $19.5 in the previous year, net of capital lease additions of $13.7 and $20.0 for the two respective periods. The additions were primarily related to semiconductor manufacturing capacity and technology enhancements as well as continuing improvements to the Company's information technology resources. Other capital assets increased during the first nine months of Fiscal 1999 primarily due to the acquisition of the Advanced Messaging and ISDN PBX businesses in May of 1998. Purchased R&D and other intangible assets totaling $42.9 were recorded for the excess of the purchase price over the fair value of the tangible assets acquired, based primarily on allocations by an independent valuation firm using standard valuation techniques. The purchased intangible assets will be amortized over periods ranging from 7 to 10 years.

Long-term debt decreased due to scheduled repayments of $12.1 and a prepayment of $123.1 against the term loans (described above).

As at December 25, 1998, the Company's capitalization was comprised of 30 percent debt, 4 percent preferred equity, and 66 percent common equity. This compares to 49 percent debt, 4 percent preferred equity, and 47 percent common equity at the end of Fiscal 1998.

In addition to cash and cash equivalent balances of $95.0 as at December 25, 1998, the Company has an unused revolving credit facility of approximately $113.9 (U.S. $73.5). In accordance with Company policy, cash equivalent and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. Management believes the Company is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

_________
SM* AXEL is a registered service mark of Goldman, Sachs & Co.
M Mitel (design) Mitel, SX-200, SX-2000 and GX5000 are registered.
                                    25

PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

a)  Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended December 25, 1998.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 MITEL CORPORATION

February 3, 1999                                 /S//JEAN-JACQUES CARRIER
----------------                                 --------------------
Date                                             Jean-Jacques Carrier
                                                 Vice President of Finance
                                                  and Chief Financial Officer

                                    26