Form 10-K
period 1999-03-26
MITEL CORP
filed 1999-06-24
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 (MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended March 26, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________ to ___________

                          Commission File Number 1-8139
                                                 ------

                                MITEL CORPORATION
             (Exact name of registrant as specified in its charter)

                           Canada                                Not Applicable
------------------------------------------------------      --------------------
(State   or   other   jurisdiction   of                        (I.R.S.  Employer
incorporation   or organization)                             Identification No.)

         350 Legget Drive, Kanata, Ontario, Canada                 K2K 2W7
------------------------------------------------------      --------------------
(Address of principal executive offices)                    (Zip or Postal Code)

Registrant's telephone number, including area code:  (613) 592-2122

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
 Common shares, no par value                     New York Stock Exchange
The common shares are also listed on the Toronto, Montreal and London stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                                     ----

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                            [Cover page 1 of 2 pages]
                                                 Exhibit Index Begins on Page 83

         At May 28, 1999, 116,712,906 common shares of Mitel Corporation were issued and outstanding. Non-affiliates of the registrant held 107,773,028 shares having an aggregate market value of U.S. $552,336,768.50 based upon the closing price of the common shares on the New York Stock Exchange (May 28, 1999 being the last trading day) of U.S. $5.125.

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

         Documents incorporated by reference:  None


                      Exchange Rates of the Canadian Dollar
                               (Noon Buying Rate)

(Financial information is expressed in Canadian dollars unless otherwise stated)

         The high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last day of each full month during the period) and the period end exchange rate of the Canadian dollar in exchange for United States currency for each of the five calendar years ended December 31, 1998 and for the period January 1, 1999 through May 28, 1999, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below:

                                  January 1
                                  to May 28,
                                  1999               1998           1997           1996           1995          1994

High                              0.6891             0.7105         0.7487         0.7513         0.7527        0.7632
Low                               0.6535             0.6832         0.6945         0.7235         0.7023        0.7103
Average                           0.6706             0.6960         0.7223         0.7332         0.7286        0.7318
Period End                        0.6791             0.6863         0.6999         0.7301         0.7323        0.7128

         The following trademarks are mentioned in this Annual Report on Form 10-K: MITEL, SX-200, SX-2000, SMART-1, GX5000, SUPERSET, iMAGINATION, NeVaDa and Mitel MediaPath which are trademarks of Mitel Corporation; Windows NT, which is a trademark of Microsoft Corporation; and AXEL, which is a registered service mark of Goldman, Sachs & Co.

                            [Cover page 2 of 2 pages]

                                                     Table of Contents


                Section                                                                                Page No.

PART I

Item 1.         Business                                                                                  1
                Overview                                                                                  1
                Business Strategy                                                                         1
                Recent Events                                                                             2
                Industry                                                                                  4
                    Mitel Communications Systems                                                          4
                    Mitel Semiconductor                                                                   5
                Products and Customers                                                                    5
                    Mitel Communications Systems                                                          6
                    Mitel Semiconductor                                                                   9
                Sales, Marketing and Distribution                                                         14
                    Mitel Communications Systems                                                          14
                    Mitel Semiconductor                                                                   15
                Competition                                                                               17
                    Mitel Communications Systems                                                          17
                    Mitel Semiconductor                                                                   18
                Manufacturing                                                                             19
                    Mitel Communications Systems                                                          19
                    Mitel Semiconductor                                                                   19
                Research and Development                                                                  20
                    Mitel Communications Systems                                                          20
                    Mitel Semiconductor                                                                   21
                Proprietary Rights                                                                        21
                Government Regulation                                                                     22
                Employees                                                                                 23
                Backlog                                                                                   23
                Forward-Looking Statements and Risk Factors                                               23
                    Foreign Exchange and Interest Rate Exposure and Concentration of Credit Risk          24
                    Technological Changes; Necessity to Develop and Introduce New Products                25
                    Competition                                                                           25
                    Environmental Regulations                                                             25
                    Regulatory Requirements                                                               26
                    Significant International Operations                                                  26
                    Year 2000                                                                             26
                    European Union and the Euro                                                           26
                    Dependence on Key Personnel                                                           26
                    Intellectual Property Protection                                                      27
                    Intellectual Property Claims                                                          27
                    Acquisitions                                                                          28
                    Other Factors                                                                         28
  Item 2.       Properties                                                                                28
  Item 3.       Legal Proceedings                                                                         29
  Item 4.       Submission of Matters to a Vote of Security Holders                                       29

                 Section                                                                               Page No.

  PART II

  Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                  29
  Item 6.      Selected Financial Data                                                                    30
  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations      31
  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                 41
  Item 8.      Financial Statements and Supplementary Data                                                42
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       68

  PART III

  Item 10.     Directors and Executive Officers of the Registrant                                         68
                   Directors                                                                              68
                   Statement of Corporate Governance Practices                                            70
                   General                                                                                70
                   Mandate of the Board                                                                   70
                   Composition of the Board and of its Committees                                         70
                   Audit Committee                                                                        71
                   Compensation Committee                                                                 71
                   Nominating Committee                                                                   71
                   Independence from Management                                                           72
                   Other                                                                                  72
                   Executive Officers                                                                     73
  Item 11.     Executive Compensation                                                                     73
                   Summary Compensation Table                                                             74
                   Employee Share Ownership Plan                                                          75
                   1991 Stock Option Plan for Key Employees and Non-Employee Directors                    75
                   Stock Option Grants in Last Fiscal Year                                                76
                   Year-End Option Values Table                                                           77
                   Executive Compensation Agreements                                                      77
                   Compensation of Non-Employee Directors                                                 78
                   Directors' and Officers' Liability Insurance                                           78
                   Indebtedness of Directors, Executive Officers and Senior Officers                      78
                   Report on Executive Compensation                                                       79
                   Performance Graph                                                                      80
  Item 12.     Security Ownership of Certain Beneficial Owners and Management                             81
  Item 13.     Certain Relationships and Related Transactions                                             82

  PART IV

  Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                            82
  Signatures                                                                                              85
  Power of Attorney                                                                                       85
  Annex A - Glossary of Terms                                                                             87

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

Overview

         Mitel is a global designer, manufacturer and marketer of networked systems and specialty semiconductors for the communications industry. Mitel operates through two principal business segments, Mitel Communications Systems ("Systems") and Mitel Semiconductor ("Semiconductor").

         Systems provides enterprises with feature-rich voice and data communications systems; complete private networks including remote teleworking solutions; unified messaging and call-center applications and systems and applications for computer telephony integration ("CTI"); and it also supplies competitive carriers with public network access products. The principal products that this business unit designs, manufactures and markets include telephone switching systems deployed on customer premises (also known as Private Branch Exchanges or PBXs), specialized proprietary desktop terminals and related applications, system applications for delivering messaging, management and call-center functionality, remote data access products and concentrators, subsystems and interfaces allowing for CTI, public switching equipment and dial-up network access solutions. The Company also provides related services. Service activities consist primarily of hardware and software maintenance, training and other ancillary support and professional services. See "Business--Products and Customers-- Mitel Communications Systems."

         Semiconductor specializes in connectivity solutions for the communications and medical industries. Its product range includes components for both wired and wireless networks; microelectronics for enabling the convergence of voice and data; optoelectronic devices for high-speed Internet systems; and applications-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing aids. The product-line which includes standard and application-specific integrated circuits ("ICs"), analog line components, optoelectronic devices and custom silicon wafers is focused principally on enabling voice and data connectivity over any network's transport fabric, whether wired, wireless or optical. Capitalizing on the integration of its IC design and fabrication technologies to build ultra-low-power devices, the Company has also become a world leader in the market niche for medical ASICs used in pacemakers and hearing aids. Mitel's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer.
See "Business--Products and Customers--Mitel Semiconductor."

         Mitel Corporation was incorporated in Canada in 1971 and continued under the Canada Business Corporations Act in 1976. The registered office and the principal executive offices of Mitel Corporation are located near the capital city of Ottawa in Canada, at 350 Legget Drive, Kanata, Ontario, Canada K2K 2W7 and its telephone number at that address is (613) 592-2122.

Business Strategy

         Mitel's strategy is to exploit six major developments under way in the communications industry:

         1. Convergence of voice and data transport in the enterprise around Internet Protocol ("IP").

         2. Emergence of complementary customer premise equipment ("CPE") wireless systems for seamless indoor-outdoor mobility.

         3. Simplification of non-real-time modes of communications through Unified Messaging.

         4. Acceptance of natural speech recognition for call routing and stimulating Voice Commerce ("V-Commerce").

         5.   Growth  of   unprecedented   IP-centric   interactive   multimedia
         applications and services.

         6.  The  increasing  use  of  System  Level   Integration   ("SLI")  in
         microelectronics to reduce size, increase functionality and reduce the cost of networking solutions.

         Mitel applies its competencies in a broad communications "value chain" ranging from microelectronic components for wired, wireless and optical communications to fully networked multimedia systems and applications serving selected enterprise customers. In the Systems area, management believes the Company's products have competitive advantages by reason of their real-time and fault-tolerant system architecture design and the ability to concurrently integrate microelectronic and system designs and capability in software-intensive applications development such as call-centers or messaging systems. In the Semiconductor area, management believes the Company's competitive advantages include design and production capability for SLI solutions including analog and digital mixed-signal ICs; media-transparent connectivity for wired, wireless and optical applications; and engineering process diversity allowing for a number of specialty designs (e.g. ultra-low power or ultra-low voltage required in medical applications).

         The key elements of Mitel's business strategy include the following:

         o To evolve its communications systems and products from proprietary platforms to open, scalable and distributed architectures using industry standards (e.g. IP), thereby allowing for larger economies of scale, higher customer benefit and shorter delivery cycles.

         o To become selectively a fabless semiconductor company for SLI via deep sub-micron designs while continuing to own and operate fab facilities in Complementary Metal Oxide Semiconductor ("CMOS") and bipolar technologies for strategic advantage in areas like mixed-signal, high-frequency and medical applications.

         o To leverage its semiconductor and systems technology to the benefit of all of the Company's customers by targeting all elements within the "value chain" of communications from the manufacturers who buy highly integrated microelectronics to the end-users who buy cost-effective and fully-functional systems.

         In the Systems business unit, Mitel will continue to focus on leadership for the modular, fiber-optic-based voice communications systems for the under-100 line size small/medium enterprise segment and in networking technologies that enable Mitel to scale its systems to larger line sizes. Mitel's competitive strength is based on its competencies in real-time and fault-tolerant technologies, its products' ease of use and reliability and the strength of its indirect distribution channels to market. This position is further complemented by the addition of value added applications and services which, as a result of recent acquisitions, have now become a core competence. Mitel will continue to develop products that bring voice communications as an application to the information technology ("IT") infrastructure. Mitel will also seek to capitalize on its systems integration skills to market complete, fully-featured communications systems to selected vertical markets, principally the hospitality, educational, health, professional and financial services markets. See "Business--Products and Customers--Mitel Communications Systems."

         Management believes the Company is well positioned to implement its business strategy in Semiconductor by reason of its strong core technologies for signaling, transporting and switching voice and data; its strong position in radio frequency ("RF") front-end technology with applications ranging from tuners for set top boxes to cellular telephones; its CMOS ASIC technology which enables the Company to maintain a major position in medical applications while also paving the way for other communications solutions requiring systems level integration; and its expertise with respect to optoelectronic devices principally found in transmitters and receivers for Local Area Networks ("LANs") and access networks. See "Business--Products and Customers-- Mitel Semiconductor."

Recent Events

         Mitel  has  completed   four   acquisitions   since  August  1997.  Two
acquisitions  occurred during Fiscal

1998 and the others were completed mid-way through the first quarter of Fiscal 1999. The most significant transaction occurred on February 12, 1998 when Mitel acquired GEC-Plessey Semiconductors Group ("Plessey"), an international semiconductor company serving primarily the communications and media markets. The other acquisitions related to the Systems business group and centered on remote access technologies, advanced voice and unified messaging solutions and ISDN business products for the small-to-medium enterprise market. Mitel is focused on integrating and streamlining these new businesses to accelerate its strategy of providing new products for the convergence of telephony, data and other media technologies.

         The Plessey operations included a business segment known as the Lincoln Power and Automotive ("Lincoln") group. Management began an evaluation of Lincoln's operations at the time of acquisition in light of its position outside Mitel's strategic focus on communications. Following an extensive strategic review of Mitel's semiconductor operations, management formalized a plan at the end of Fiscal 1999 to sell or otherwise exit the Lincoln operations. Accordingly, Lincoln was reclassified as a discontinued operation in the fourth quarter of Fiscal 1999 and will continue to be reported as such until the group is sold as a going concern or otherwise disposed of, an event which management expects to occur within the next twelve months.

         During the fourth quarter of Fiscal 1999, Mitel revised its estimated amortization periods for intangible assets, consistent with evolving industry practices. Such measure will allow Mitel's assets to be in better alignment with the technological and competitive dynamics of the communications industry. Management regularly reviews the estimated useful lives of the acquired intangibles in addition to any related asset impairment. Management believes the reduced amortization time period, to two years from the previous estimate of five to fifteen years, better reflects the estimated time to market advantage achieved by the recent acquisitions.

         During the fourth quarter of Fiscal 1999, Mitel also implemented certain rationalization plans, described elsewhere in this Form 10-K, and realized gains related to the sale of certain semiconductor technology assets. The net pre-tax charge to Mitel's operations as a result of these actions amounted to $10.1 million.

         During the fourth quarter of Fiscal 1999, Mitel commenced plans to transfer all semiconductor CMOS manufacturing operations from the Company's Sweden fab to its recently acquired sate-of-the-art manufacturing facility in Plymouth, U.K. The transfer, which affects approximately 200 employees, will occur in three phases and is expected to be completed by the end of May, 2000. The relevant negotiations with the Swedish Trade Unions were completed in May, 1999 and new wafer starts at the Swedish plant ceased on May 15, 1999. The costs of the transfer program are expected to be applied against Mitel's existing redundancy provisions and will not affect earnings.

         On July 23, 1998, Mitel repaid $123.1 million against the U.S. dollar term loans incurred in connection with the Plessey acquisition. The repayment was required under terms of the associated credit agreement as proceeds of $172.0 million were received from an equity offering by the Company. Accordingly, a proportionate amount of the related deferred debt issue costs and deferred foreign exchange losses was recorded as additional interest expense in the second quarter of Fiscal 1999. This non-cash expense reduced net income from continuing operations by $7.2 million or $0.06 per share.

         On June 7, 1999, Mitel announced that its Board of Directors had authorized the repurchase of up to 5,835,645 common shares, representing five percent of the 116,712,906 issued and outstanding common stock of the Company. These purchases are expected to take place on the open market through the stock exchanges of New York, London, Toronto and Montreal over a twelve-month period starting on June 9, 1999 and ending on June 8, 2000 or on such earlier date as the company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with the Toronto and Montreal stock exchanges. Mitel, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the company intends to sell any common shares under this program.

Industry

         The global  communications  industry  includes  systems,  software  and products used for voice, data and video communications. This industry has undergone significant transformation and growth since the mid-1980s as a result of changes in domestic and international public policy, technological innovations and economic factors. This is borne out by the significant increase in mobile workers, the collaborative needs of business and workgroups and the availability of high value information via the Internet. Management believes that these factors will intensify and that the number of customers and the complexity of the networks they demand will increase significantly over the next several years. In addition, management believes that such networks will increasingly become multifunctional in nature, supporting simultaneous wired, wireless or optical access to combined voice, data and video communications services, thus reducing the operating costs associated with separate networks. Management further believes that the traditionally distinct technology platforms supporting voice and data will converge, as will the platforms for the traditionally separate wired, wireless and optical networks. Management anticipates that significant industry growth areas will include wireless access, multifunctional systems and networking software and that the principal building blocks of the industry will continue to be software, microelectronics and product innovation in advanced digital switching and transmission platforms, supported by a competency in and a knowledge of telecommunications networking.

Mitel Communications Systems

         The PBX industry began to evolve in the late 1950s as businesses recognized that they could realize cost savings by reducing the number of telephone lines leased from the telephone company. In the late 1970s and early 1980s, growth in PBX systems exploded due to two factors. First, the computer industry led the development of microelectronics, which facilitated the production of more cost-effective PBX products. Second, the monopoly held by American Telephone & Telegraph Company on the provision of telephone equipment and services was ended, thereby permitting alternate local PBX equipment suppliers to emerge (such suppliers are often referred to as "interconnects").

         The industry growth rate for PBX systems closely tracks general economic trends and is driven primarily by general business expansion. PBX sales depend significantly on the need of businesses to increase communications capacity, replace older systems or obtain higher value from their existing systems. The average product life cycle is approximately seven years. Recently, the small and medium business sector, particularly in hospitality, government, health care, retail and education, has contributed to PBX sales growth.

         Management expects that growth in the PBX industry will occur in two major areas related to overall solutions - enterprise communications systems and applications. The enterprise communications systems market is experiencing the early effects of technological change with the introduction of Microsoft Windows NT-based PBXs and PBXs integrated with LANs and a plethora of different network interfaces, as well as the emergence of the "all-in-one" communications system. Management believes the evolving convergence of voice, video and data requires systems that combine all three media on a single network infrastructure.

         The second major area for market growth is in applications. Increasingly, revenue growth is moving from the core switch into other areas such as call centers or customer interaction centers, location independent working, mobility and hot desking applications, value added messaging systems and the integration of value added third party applications using CTI tools developed for Mitel's core switching platforms. Call centers typically run on a computer-based system that provides real-time monitoring of a telephone system's workload, distributes calls to the agent that is idle longest, uses a queuing or waiting list assignment that holds callers in queue until an agent is available, averages the random flow of traffic and decreases peak traffic load. Voice messaging is a computer-based system that enables flexible, non-simultaneous voice communications. Unified messaging is a new software technology that integrates voicemail, e-mail and fax mail. CTI is the linking of voice (switch) and data (computer) systems in order to permit data and control information to be transferred between systems, thus providing integrated applications.

         Management believes that the Company is well positioned to respond to the business communications needs of each of these target markets.

Mitel Semiconductor

         The primary markets for Semiconductor's products are growing and technologically-evolving industries such as the telecommunications equipment, computer network server and medical devices industries, all of which represent major end-markets for these products. Each of these industries is expected to grow significantly over the next several years, which management believes should provide revenue growth opportunities to Mitel. Increased requirements of end users and new opportunities should continue to drive the demand for telecom equipment and infrastructure. The deregulation of telecom services in many parts of the world has allowed new operators and service providers to be licensed, many of which need new equipment and facilities. The emergence of these new operators and service providers has, in turn, intensified the competitive environment, forcing existing operators and service providers to accelerate their capital spending plans. In addition, the low penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. In the United States, information technology has been growing as a proportion of capital spending and server growth, in particular, has been spurred by the flow of information and the requirement within IT departments to make information accessible and cost-effective. Management believes that these developments represent significant new market opportunities for Mitel over the next several years.

Products and Customers

         The following tables set forth Mitel's revenue by product group and geographic location of end customers, respectively, for the Company's last three fiscal years. A portion of the Semiconductor business unit's product output is supplied to the Systems group for incorporation into the Company's systems products. The revenue from these products is excluded from the calculation of Mitel's consolidated revenue and the revenue of the Semiconductor business unit.

                                                                        Millions of Dollars
                                                                        Fiscal Year Ended:              March 28, 1997
                                            March 26, 1999                March 27, 1998

Mitel Communications Systems             $  752.7         57%         $ 566.8           64%         $ 474.5          68%
Mitel Semiconductor                      $  557.7         43%         $ 314.6           36%         $ 221.0          32%
Total                                    $ 1310.4        100%         $ 881.4          100%         $ 695.5         100%


                                                                        Millions of Dollars
                                                                       Fiscal Year Ended:              March 28, 1997
                                            March 26, 1999               March 27, 1998

United States                            $  589.1         45%         $ 404.1          46%         $ 312.6           45%
Europe                                   $  428.6         33%         $ 286.6          32%         $ 228.8           33%
Other Regions                            $  221.6         17%         $ 137.0          16%         $ 104.1           15%
Canada                                   $   71.1          5%         $ 53.7            6%         $  50.0            7%
Total                                    $ 1310.4        100%         $ 881.4         100%         $ 695.5          100%

         The principal geographic markets in which Mitel operates are the United States, Canada and the United Kingdom. Mitel also operates in China and other Asia-Pacific countries, Central and South America, Mexico, the Caribbean, France, Germany, Italy, the Middle East, the Netherlands and a limited number of African countries, including South Africa. The Company is not economically dependent on any one customer and no one customer accounts for more than 10% of the Company's consolidated revenues. For additional information on foreign operations and geographic segments, see Note 24 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Mitel Communications Systems

         The Company's communications systems products are primarily customer premises-based communications systems that are used in networks that enable businesses to communicate within and between locations to support the needs of branch offices, mobile workers and teleworkers. Management believes that future growth opportunities for Systems should be available in both developed and developing countries but that a significant portion of any such growth opportunities is likely to be derived from the sale of communications systems in the United States, the United Kingdom and mainland Europe. The Company intends to focus its marketing, development and sales efforts on enterprise communications systems, applications, networked voice and data systems, network access solutions and public switching products. Systems revenue grew by 33% in Fiscal 1999 and by 20% in Fiscal 1998 and accounted for 57%, 64% and 68% of the Company's total revenue in Fiscal 1999, 1998 and 1997, respectively.

Enterprise Communications Systems

         Mitel's enterprise communications systems, including PBX systems located on the customer's premises, permit a number of local telephones or computer terminals to communicate with each other, with or without use of the public telephone network. Mitel's PBX products are divided into categories adapted to the particular business size and configuration of the end user. Over the past 20 years, Mitel's PBX products have evolved from analog products to the current digital family of products. The Company's current line of LIGHT products and related peripherals permit the communication of voice and data information over conventional twisted-pair telephone wires or optical fiber. Mitel's larger products provide networking capabilities to link up to hundreds of locations.

         Although Mitel no longer manufactures new analog PBX equipment, the Company continues to support its existing analog PBXs by offering a complete line of remanufactured equipment that performs to specifications at the latest revision level.

         Mitel's top-of-the-line family of SX-2000 products utilizes digital switching technology to provide advanced voice and data capabilities for businesses requiring flexibility to configure a system that meets specific user needs. The SX-2000 and its networking protocols are designed to bring fully-integrated voice and data capabilities to the desktop over single twisted-pair wiring. To support networks utilizing these products, Mitel offers OPS Manager, an off-board computer software application that is closely integrated with the SX-2000 to perform network management from a central location. OPS Manager is further described under Networked Voice and Data Systems. To maximize tariff efficiencies, the SX-2000 also offers advanced features to support Automatic Route Selection and Least Cost Routing.

         The SX-200 line of digital products provides small and medium size customers in North America with advanced telephone features typically found in larger systems such as the SX-2000. The current members of the SX-200 product line provide interface to a wide variety of user peripheral devices. In Fiscal 1997, Mitel introduced the SX200ML, a smaller but fully functional SX-200 that is aimed at the 40 to 60 line-size business market. In Fiscal 1998, Mitel introduced the next generation SX-200, the SX-200 EL, which is directed at the 50 to 250 line-size business market.

         Mitel provides a suite of ISDN business products, including the iMAGINATION product line, to the small-to-medium enterprise market in Europe. The iMAGINATION range has been further enhanced by the addition of a router and an Ethernet hub to create an all-in-one solution, branded Mitel Kontact, for small businesses and initially for the retail market where the product's inherent capabilities for credit card authorization and electronic data interchange ("EDI") products can be exploited.

         All of Mitel's PBX systems can be configured with optional feature enhancements such as automatic call distribution and automated attendant functionality, message center and hotel/motel applications and powerful private network protocols in both digital and analog versions.

         A new line of digital telephones designed for operation on the SX-200 and SX-2000 products was released in April 1998. The SS4000 phones continue the evolution of the Company's peripheral devices by introducing new features to the desktop such as a full duplex hands-free speaker phone capability, touch sensitive soft keys and the ability to attach analogue devices, such as a fax machine or secondary telephony device via an Analogue Interface Module. The style and functionality of this product line will be carried forward to Mitel's new family of IP-based voice terminals.

Applications

         Mitel develops applications software and interfaces that add value to the PBX at the desktop and workgroup level and take advantage of the convergence of computing and telecommunications technologies.

         One of Mitel's major application thrusts is focused on call centers. Mitel addresses the call center market with software applications for three distinct areas: (i) call distribution, i.e., intelligently routing calls to agents, (ii) agent automation, i.e., tying network intelligence such as calling line ID to a database of information that provides agents with a screen of information on the calling customer, (iii) call management, i.e., performing functions such as measuring the performance targets of agents, forecasting staff and forecasting call traffic and (iv) features for supporting interactive voice response, web and e-mail initiated transactions.

         Another major application thrust is messaging. Mitel is able to offer a complete portfolio of voice messaging products to customers. Management believes that voice messaging has become a critical part of PBX sales such that customers view it as a PBX feature. Mitel offers a suite of products that management believes meets the price / value expectations of its targeted customers, from the Mitel Express Messenger card-based solution for the SX-200, to its stand alone, scalable server-based Mitel Mail solutions, to One Point, Mitel's unified messaging solution which integrates voice, e-mail and fax applications. Mitel's success in voice messaging depends on both a tighter integration of the application to the switch as well as continued enhancements to some of the newer developing technologies like unified messaging.

         The Mitel Global Developers Network program seeks to attract leading third-party developers to deliver productivity-enhancing business applications that complements Mitel's suite of applications and core switching functionality. Developers who have expertise and a presence in specific vertical markets of interest to Mitel, such as lodging, healthcare and education are encouraged to develop applications that integrate with Mitel's PBXs to deliver "whole" solutions to the targeted markets. Mitel's Global Developers are identified in the market by the "Mitel Connected" logo.

Networked Voice and Data Systems

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

         The next step in Mitel's converged voice and data networking strategy is referred to by Mitel as the "No Compromise" position for delivering robust enterprise IP telephony solutions. Mitel's IP strategy is based on proven functionality and investment protection and the delivery of solutions that do not compromise on the quality, functionality and reliability that today's traditional voice solutions provide. The Company's objective for its IP products is to match or exceed the capabilities customers demand from existing PBXs. To date, emerging IP solutions offer little of the capabilities of traditional PBXs, creating significant adoption barriers for IP-based enterprise solutions. In addition to robust functionality, Mitel expects to provide its customers with a clear, logical progression path to IP platforms from their legacy solutions, allowing them to leverage the investments made in their existing telecommunications infrastructure.

         Mitel's most recent product offerings in the open communications systems market are the SX-2000 for Windows NT and OPS Manager for Windows NT with Directory Services Support. The SX-2000 for Windows NT takes Mitel's SX-2000 software and moves it into the open computing environment of a Windows NT pentium server. This allows businesses to integrate their PBX with other NT-based applications in a seamless manner, thereby eliminating the need for separate interface between those systems. The SX-2000 for Windows NT is targeted at the small and medium enterprise market and corporate branch offices. It is differentiated from other server-based communications systems being introduced by its support of full telephony functionality, to the level of Mitel's traditional SX-2000. The SX-2000 for Windows NT is the first Mitel platform to support the new family of IP-based terminals. The introduction of Directory Services support addresses the needs of business organizations attempting to maintain a large number of electronic systems and databases. Directory Services support is implemented through an industry standard protocol called Lightweight Directory Access Protocol, which integrates voice switching with the main directory server and permits moves, additions or changes to be made in a central location and propagated to all other databases. Mitel believes that systems management integration will be key to the convergence of voice and data networks in the enterprise.

         Mitel's MediaPath Server is a LAN-based communications system serving small businesses and workgroups of up to 96 users. It consists of software and telecommunications boards loaded on a standard pentium- or alpha-based LAN server running on the Microsoft Windows NT operating system and Microsoft BackOffice. This single-platform architecture leverages the power of computing to deliver easy-to-use telephony features such as MediaPath Phone (Windows-based phone application), MediaPath Attendant (Windows-based operator console) and MediaPath Auto-Attendant. MediaPath delivers an IT-centric "office-in-a-box" solution for small offices that are deploying data applications such as file and print servers, Exchange, E-mail and specific vertical market applications in a Microsoft environment. Mitel MediaPath provides additional "voice-enabling" technology to create converged solutions for such customers. The product is targeted to the small/medium sized enterprise market in Europe.

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

         The Mitel Xpress family of high performance Remote Access solutions supports both data and voice for remote and central site locations. The technology features 8:1 data compression plus Intel RISC based processing power. Mitel's Xpress Office family of products is aimed at the burgeoning market for teleworking and location independent workers. Full enterprise voice and data functionality is delivered to the remote user wherever basic rate service is available. Mitel believes Xpress Office is an ideal remote agent solution for Call Centres.

Network Access Solutions

         The Network Access Solutions group designs, markets and sells the SMART-1 call controller/automatic dialer family of products for the analog, digital voice communications and fax long distance telephone markets. Mitel management believes that the exponential growth of Internet services and products has created a new opportunity for its alternate network access products. The Company has developed a new product variant which connects to legacy fax machines and routes long distance fax calls from the traditional telephone networks into the Internet networks through Internet service providers, thereby reducing long distance costs and providing substantial cost savings on fax calls to the end user, without changing their dialing platforms.

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

         During Fiscal 1999, the Company introduced new capabilities to the GX5000 platform to respond to the needs of independent telephone companies for additional services, including ISDN and asymmetric digital subscriber line ("ADSL") services.

         With changes in the regulatory environment, management anticipates that the Competitive Local Exchange Carriers ("CLECs") should emerge as potential customers for the GX5000 product line. CLECs bundle communications, information technology and certain entertainment services for all of the users in a particular service area such as an apartment complex or housing development. These services generally are offered at lower long term costs to such users, since the CLECs negotiate more favorable rates with alternate network access providers than could be obtained by individual users. Management believes that a compact system like the GX5000 is an ideal central office product for such an environment.

Mitel Semiconductor

         Mitel manufactures and sells semiconductor products in the following categories: communications: telephony; ASICs; home gateway; wireless access; WAN Internetworking; optical and medical: ASICs. The Company also provides foundry services to third parties on a contract basis. Mitel's semiconductor revenue accounted for 43%, 36% and 32% of the Company's total revenue in Fiscal 1999, 1998 and 1997, respectively.

         Mitel's integrated circuits are microelectronic component parts that offer the high feature integration, low power consumption and low physical space demanded by the design of today's advanced communications systems. Such products are designed to provide advanced communications and control functions for a wide variety of electronic products and systems.

         Mitel's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer. As a result, management believes that Semiconductor's revenues are not as susceptible to the volatility and cyclical nature of revenue generally associated with the commodity-oriented segments of the semiconductor industry.

         Full custom semiconductor products rely on an original design and a unique interface. Such products take longer to design but generally remain as a key component in the end product for the duration of its life cycle. Semi-custom products are proprietary products that have been altered to meet the specific requirements of individual customers. However, because semi-custom products are used in end products that tend to turn over quickly, semi-custom designs may be replaced with the next generation of end products. Commodity products are "pin for pin" replacements that sell primarily on the basis of performance, availability and price. Mitel's products are mostly proprietary and custom.
Accordingly, management believes that once designed into a customer's product, Mitel's products form an integral part of the customer's system and are difficult to replace, as replacement would require some redesign of the system. A portion of the Semiconductor's business unit product output is supplied to the Systems group for incorporation into the Company's systems products. The revenue from these products is excluded from the calculation of Mitel's consolidated revenue and the revenue of the Semiconductor unit.

         Semiconductor has a diverse and established base of over 3,300 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, medical and media sectors.

Communications

         The microelectronics market for communications is immense--comprising local area networking, wide area networking, cellular, set top boxes and communications processors among others. Within this diverse market, the Company focuses on providing solutions that shape, signal, transport and switch real-time traffic. The Semiconductor products enable convergence through a range of products that interface the real world of every day life to the digital worlds of the public network, Internet, cable and optical networks.

Telephony

         Mitel has established a line of analog and digital switching integrated circuit products that provide a high capacity for switching voice and data. This product line has recently been extended to include two new high-bandwidth digital switch products to meet the needs of the rapidly growing computer and multimedia communications market, as well as Internet access. Common applications for these IC products are PBXs, central offices, digital loop carriers, Internet remote access concentrators, carrier class routers and integrated access devices.

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

         In Fiscal 1999, Mitel reinforced its position as the major supplier in Caller ID receivers with the introduction of two new products. The MT88E39 was released to address the low power requirements of the European line powered phone and DECT (digital enhanced cordless telephones) base station markets. The MT88E45 product was released addressing the high growth 900MHz cordless phone market with enhancements designed to improve performance of CIDCW ("Caller Identity on Call Waiting") services.

         Mitel also manufactures hybrid integrated circuits which permit the packaging of different technologies required by today's advanced computer systems and range in complexity from a simple collection of passive components to an extremely complex subsystem module. Mitel supplies these products as either standard circuits or as customized circuits designed for and supplied to, a specific customer. In most cases, the hybrid component either incorporates or is designed to work alongside, other Mitel components, thereby increasing the overall value of the solution to the customer. Some common applications for thin-film hybrid microcircuits are in PBXs, central office switches, multiplexers, cable modems, satellite home gateways and set top boxes.

Communications ASICs

         Mitel's Communications ASICs group is focused on using the Company's wealth of intellectual property to create a new set of solutions focused on the emerging system level integration ("SLI")market. By integrating selected communications technology into Systembuilder, a development toolkit for ASIC designers, Mitel can offer its customers low risk and a fast time to market for their communications products. The Systembuilder cells are supported with design libraries, hardware and software development tools and high-accuracy design kits developed to work in the customer's own design environment.

         Mitel continued to augment its Systembuilder family during Fiscal 1999. The Company released the Firefly product, a pre-defined embedded microcontroller engine fully integrated into ASIC methodology, enabling customers to develop their systems and design around it without the need to see prototype silicon.

         The Company also announced the addition of USB, PCI and Firewire cores to Systembuilder providing the facility for customers to include advanced, high-speed bus interface connections into their ASICs for computing, networking and communication applications. The Company also began development of its 0.18 micron ASIC and ASSP design capability planned for launch in the third quarter of calendar 1999.

         Mitel SLI solutions are shipped in volume into many markets including GSM mobile phones, PC motherboards, networking and communications applications.

         Mitel's advanced CMOS process is the basis of a "System-On-A-Chip" digital ASIC family of products for communications and computing applications. In addition to ICs for communications systems, Mitel is also a leading supplier of analog ASICs for medical applications (such as pacemakers and hearing aids) and space applications (such as radiation hardened CMOS based on the Company's Silicon on Sapphire ("SOS") technologies). Mitel's expertise in low power and high reliability IC design has enabled the Company to provide the long battery life and product performance required by these applications. Management believes that Mitel is a major supplier of pacemaker ASICs and CMOS-based hearing aid ASICs. Mitel also offers these innovative technologies for low frequency wireless applications such as wireless headsets and electronic tags. These areas are further described in the paragraphs that follow.

Home Gateway

         Mitel is a major global supplier of tuners and RF components to manufacturers of set top boxes--the home gateways that offer small-office and home-office users Internet access, voice, video and multimedia all through one connection to the network.

         The Company developed and introduced the SNIM3, a complete and highly cost-effective conversion solution for digital tuning in satellite set-top boxes. The SNMI3 comprises the SL1914 low-noise amp (LNA), the SP5769 synthesizer, the SL1925 direct-conversion IC and the VP310 QPSK and FEC chip. For the first time, a tuner can be placed directly on the main motherboard, thereby reducing costs and product size for OEM customers.

         For the digital cable market, the Company has also produced what it believes to be the world's first silicon solution enabling the tuner to migrate directly onto the motherboard using the SL2030 and SL2035 updown converters and the dual phase lock loop (PLL) SP5848.

         Mitel is a major supplier of components to the digital TV set top box market and management believes that the Company is known for its "front end" tuner solutions mostly for satellite and cable television systems. The Company is also developing a "front end" for the emerging digital terrestrial television market. In addition to its front end expertise, Mitel has developed a "back end" solution including an MPEG2 decoder which management believes positions Mitel as one of the few companies in the world able to offer a complete system solution to the set top box.

Wireless Access

         Mitel is an established supplier of RF and digital components to the analog cellular market for both base stations and handsets. Mitel is a volume supplier of both RF and digital components for the digital cellular phone standards TDMA and CDMA, used in the United States and the Asia Pacific area. Mitel was an early entrant into the wireless local area network ("WLAN") market with a complete RF and baseband chipset which is currently in production. The Company is presently developing a second generation product based on the Bluetooth specification.

         Many of the cars produced and sold each year around the world are now being equipped with keyless-entry systems. In addition, the growing use of wireless devices such as handset and RF devices has increased the number of interfering signals now in the air. Due to their strong interference immunity capabilities, management believes Mitel's range of keyless-entry products has attained a leading position in the market.

         Mitel's Planet chip set, a full processor-to-antenna suite for Code Division Multiple Access (CDMA) dual-mode cellular phones, continued to sell widely, as did the Waverider, a wireless LAN chip.

WAN Internetworking

         Mitel also manufactures high speed transport devices used to interface communications systems to a wide area network, thereby significantly improving performance and integration levels. Mitel is currently introducing a new line of such devices.

         Development programs now underway build upon Mitel's existing expertise in switching, transmission and terminal equipment to provide related functions in the emerging market segments of asynchronous transfer mode ("ATM") and wireless telephony. ATM serves as the core technology inter-exchange carriers ("IXC") and Internet service providers are deploying in their networks to cope with growth in computer communication and multimedia traffic. Wireless telephony extends the applicability of digital telephone components into cordless and cellular markets.

         Mitel continued its innovative leadership in the development of real-time network integrated circuits with the introduction of the MT90220 and MT90221 ATM Inverse Multiplexers. ATM is a key underlying technology for the integrated, wide-area-network access services in which voice, video and Internet are delivered to the home, business and government. These devices manage the transmission of ATM traffic over multiple T1 and E1 lines, so customers can incrementally meet their growing demand for bandwidth without having to undertake the significant expense of a T3 or E3 connection.

         The MT90220 and MT90221 are the world's first ATM inverse multiplexers that meet ATM-Forum standards. Management believes the MT90220 sets a favourable price-performance mark by allowing Mitel's ATM OEM customers to interconnect their products over existing T1 and E1 WAN facilities.

         For T1, E1 and J1, the world's dominant wide area network infrastructure, Mitel introduced the MT9074 T1 Combo. This device combines a framer and a line interface unit ("LIU") in a single package which meets all worldwide standards, including North American T1, Japanese J1 and the protocol used in the rest of the world - E1. The LIU is capable of short-haul, mid-haul and long-haul applications, making this device one of the most versatile in the world.

         Mitel has also introduced a new category of 3-volt carrier-class, time-division-multiplex ("TDM") cross-point switching devices to augment its position in TDM switches. Three devices were introduced: the MT90823 large digital switch (a 2048 x 2048 channel switch), the MT90826 quad digital switch (a 4,096 x 4,096 channel switch) and the MT90863 rate conversion digital switch. These devices are used in PBXs, switching and multiplexing equipment and central offices. In addition to these applications, these devices are currently used by worldwide OEM manufacturers of Internet access concentrators. These high-end platforms concentrate the data from thousands of Internet or remote-access users onto a high-speed backbone such as ATM, currently used by most ISPs, thereby alleviating existing networks from the high-traffic growth caused by Internet access.

         The Company launched two acoustic echo-cancellation solutions in Fiscal 1999. The MT9315 delivers clear communication for duplex hands-free cellular-phone users, while the MT9300 eliminates echo across 32 channels in wireless systems and can be used to remove echo from voice carried across data networks such as the Internet and frame relay.

         With years of background in ethernet LAN and basic telephony markets, Mitel combines its expertise in both markets to develop a new line of components for the emerging Voice over Internet Protocol ("VoIP") market at home gateway, enterprise and carrier class levels. Mitel's objective is to bring the best price and performance into new products targeted to VoIP applications.

         Mitel has established a line of echo cancellers to improve voice quality in network access equipment that introduce substantial network delays such as Internet, ATM, Frame Relay and Wireless systems. Leveraging from its development of two-channel voice echo cancellers, Mitel has introduced the MT9315 Acoustic Echo Canceller and MT9300 Multi-Channel Voice Echo Canceller. The MT9315 is targeted to handfree and speakerphone applications: it uses innovative TruePlex technology enabling the world's first true full-duplex speakerphones that provides natural two-way conversation. The MT9315 is particularly useful for Internet phone applications that require a high-quality speakerphone function. The MT9315 is also targeted for use in business telephone sets, conferencing units, mobile phone handsfree kits and intercom systems. The MT9300 is a low-power 32-channel voice echo canceller that addresses channel density needs in VoIP gateways, ATM and Frame Relay switches and routers, wireless mobile switching centres and basestations, satellite communications equipment and central office applications.

Optical Communications

         Mitel is a leading supplier of Light Emitting Diodes ("LED"), PIN diodes, photodetectors and duplex devices. These devices, which are built using gallium arsenide and indium phosphide technologies, allow Mitel to offer products to drive fiber optic cable in applications such as data networks including fiber channel, fiber distributed data interface and ATM. Mitel's optoelectronic components include a Vertical Cavity Surface Emitting Laser ("VCSEL") to address such applications as gigabit ethernet, as well as PIN/Pre-amp combo devices in which the pre-amplifier is mounted inside the same package as the photodetector, thereby improving performance and reducing assembly cost to the end-user. In order to address the emerging and fast growing Optical Networking market, Mitel has undertaken a two year program to develop DWDM and Cross-Connect Integrated devices using advanced, speciality CMOS manufacturing processes.

         A new set of optical electronics products was introduced that extend Mitel's broad catalogue of lasers, diodes and other leading optical ICs. These include the 1A466, the industry's first commercially available resonant-cavity LED ("RCLED") for applications based on plastic optical fiber; a high-speed 840 mm MT-RJ Small Form Factor ("SFF") interface designed for Fibre Channel and Gigabit Ethernet transceivers; and VCSELs for high-speed datacom applications. These products were awarded special honors at the 1998 Fiber Optic Conference in San Diego, California.

Medical

Medical ASICs

         The high cost of medical care is generating an ever-expanding set of opportunities for microelectronics-based products that reduce health-care costs and improve quality of life. Implantables such as pacemakers, wearables such as hearing aids, portable equipment and communicating devices that monitor patients in and outside hospital are examples of emerging markets in which Mitel's experience and skills have immediate relevance.

         Management believes that Mitel is a major supplier of analog ASICs for medical applications. Mitel's expertise in ultra-low power, high-reliability integrated-circuit design has enabled the Company to make medical devices with high performance and exceptional battery life.

Discontinued Operations

Power and Automotive

         The Company designs, manufactures and markets several non-communications products at its facility located in Lincoln, U.K.
Applications for these products include principally Power and Automotive. This business unit was classified as a discontinued operation at the end of Fiscal 1999 following a strategic review and the adoption of a formal plan to either sell or exit the Power and Automotive operations.

         The Power products are used in industrial, rail traction, aerospace and electric utility applications and in air conditioners, white goods, compressors, pumps and fans. The principal geographic markets for such products are in the United Kingdom, France and North America. The automotive products are used in road tolling applications, in car alarms and for automatic cruise control systems.

Sales, Marketing and Distribution

Mitel Communications Systems

         The Systems business unit targets its products and services principally to businesses requiring communications systems on their premises. Management believes that Mitel is a major supplier of PBX systems and peripherals to small and medium sized businesses, which management further believes is one of the fastest growing business communications systems segments in the principal markets served by the Company.

North America

         In the United States, Mitel sells most of its PBX systems (excluding its top-of-the-line SX-2000 system) through wholesale distributors of telephony equipment. The distributors, in turn, sell to independent telephone companies and to interconnect companies. Mitel products are also sold to the U.S. federal, state and local governments. Typically, the North American indirect selling channel focuses on the small/medium-size enterprise market, with a strong penetration into the lodging, government, manufacturing and healthcare industries. Mitel also sells products directly to end customers through its subsidiary Mitel Communications Solutions, Inc. ("MCS"), primarily in the top 25 metropolitan statistical areas as determined by the United States Department of Commerce. MCS is a nationwide sales and service operation that sells integrated communications systems, applications and peripherals to national and regional accounts, as well as to large single site accounts.

         Mitel has established an "Elite VAR" program in the United States for the Company's top 130 dealers. Elite VARs or value added resellers that demonstrate the skill set necessary to sell more complex converged products are tiered as Platinum Elite VARs. Both Elite VARs and Platinum Elite VARs are provided exclusive access to some of Mitel's newest products such as the SX-2000 PBX. Platinum Elite VARs have access to SX-2000 for Windows NT and other applications that require expertise in server based telephony. Both also have a non-exclusive right to distribute the rest of the Company's PBX products. All other dealers, which number approximately 400, are classified as Mitel Dealers. Mitel Dealers sell the balance of the Company's PBX product line.

         In Canada, Mitel sells its complete range of PBX equipment to independent interconnect companies and specific telephone companies including Bell Canada and Manitoba Telephone Systems, which in turn sell to end users. The interconnect companies operate under an Elite VAR support program similar to that established in the United States. The dealers sell, install and provide service throughout Canada, marketing Mitel products on a non-exclusive basis. Mitel also sells the SX-2000 line of PBX systems directly to end users in Canada through MCS.

         Remote access products are sold primarily through selected data-centric VARs, although it is planned to add this portfolio to the Elite and Platinum Elite VARs' products offering. Public switching systems are sold directly to independent telephone companies in the United States. Mitel distributes the balance of its Systems product line through selected VARs and OEM (original equipment manufacturers) customers.

         Mitel sells its SMART-1 line of network access solutions in North America through selected distributors and direct accounts, which in turn sell such products to carriers and alternate carriers.

Europe

         Mitel markets its Systems products under distribution agreements in several countries in Europe. The most significant market in terms of revenue is the United Kingdom. In the United Kingdom, Mitel sells its communications equipment to large multinational enterprises through a direct sales organization (Mitel Solutions Division) to end customers but also indirectly through selected distributors and dealers. In the United Kingdom, Mitel serves principally large corporate customers with specific strengths in the high-end lodging, utilities, financial and professional services and publishing industries. In order to extend Mitel's distribution access to smaller, medium-sized enterprises, Mitel has created an indirect distribution channel over the last few years.

         In addition, Mitel markets its line of remote access products to a number of post, telephone and telegraph companies in Europe.

         Mitel further expanded its distribution channel across Europe, Middle East and Africa during Fiscal 1999 principally through the iMagination product family which management believes is very well suited for indirect distribution targeted at the small to medium-sized enterprise market. This product technology has been combined with edge routing technology to allow Mitel to launch the Kontact in Europe. This product comprises a fully featured PBX with an ISDN edge router and a LAN Hub to offer a fully converged all-in-one solution. The iMagination product was launched in October 1998.

         The Systems products, combined with the remote access product line and Mitel's continuing CTI initiatives, will allow Mitel to continue to grow an IT-centric distribution channel in line with planned future product developments.

         Mitel sells its SMART-1 line of alternate network access products directly to key accounts in the United Kingdom. Such products are also sold through distributors to other customers in the United Kingdom and, increasingly, in continental Europe as the carrier markets are deregulated. The carrier market addressed by these alternate network access products is highly influenced by regulation, tariff structures and can be impacted by the consolidation of common carriers.

Other Markets

         Mitel   markets  its   communication   products   directly   and  under
distribution agreements in China and other Asia/Pacific countries, the Middle East, Africa, South and Central America, Mexico and the Caribbean.

         Mitel sells its SMART-1 line of network access solutions products in Japan through selected distributors, which in turn sell such products to carriers and alternate carriers.

Mitel Semiconductor

         The principal customers for Mitel's semiconductors are customer premise and network communication equipment manufacturers. Mitel's semiconductor products are also marketed to data communications suppliers as the integration of computing and telecommunications continues. Mitel sells its products in over 100 countries, through a network of 50 independent representatives and distributors and through a dynamic direct sales force. Representatives generally have strong relationships with and interact directly with end customers. These representatives assist with the design of customer solutions incorporating Mitel products, which are then supplied through distributors. The direct sales force is comprised of major account teams that target specific large customers for both custom wafer design and standard product deliveries.

         The primary markets for the Semiconductor group's products are growing and technologically-evolving industries. The telecommunications equipment, computer network server and medical devices industries represent major end markets for Semiconductor. Management believes that these industries will provide revenue growth opportunities to Mitel during Fiscal 2000. In addition, management believes

Semiconductor's revenue growth will be supported by various factors that have continued to drive demand for telecommunications equipment and infrastructure. In particular, deregulation of telecommunications services worldwide has allowed new operators and service providers to be licensed, most of which need new equipment and facilities. The emergence of these new operators has, in turn, intensified the competitive environment, frequently forcing existing operators and service providers to accelerate their capital spending plans. The low penetration of telephone service in emerging countries is also a strong driver for wireless as well as wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

         The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in central locations in the United Kingdom, the United States, Canada, Brazil, Singapore and Japan to serve the customer bases in Europe, North America, South America and the Far East, respectively. The applications groups assist OEMs in designing their next generation products using Mitel components. Mitel has a strong record of design wins and of attracting customers' solicitation of design ideas. The design win cycle starts when Mitel and/or its representatives identify a need for one of its standard communications products which meets certain specifications in a customer's equipment design. Once Mitel's product is selected for a design, Mitel generally is assured of providing the semiconductor for the product until the product is no longer manufactured. The additions to the semiconductor product lines through the purchase of Plessey have been integrated into Mitel's sales channels worldwide.

North America

         Mitel's semiconductor products (other than ASICs and foundry services) are sold through representatives of manufacturers and distributors and, increasingly, directly to OEMs. Mitel's sales representatives, who deal directly with the end customer, assist with the design of systems incorporating Mitel products. These products are then supplied through Mitel's distributors. To enhance sales, major account teams target specific large customers for standard product deliveries. Design centers (strategically located close to the customer base in San Jose, Irvine and San Diego, California for West Coast customers and in Kanata, Ontario, Canada for East Coast customers), provide ASIC services. Foundry services are provided from sales offices in San Diego, California and Bromont, Quebec, Canada, with technical support from Bromont.

Europe

         Following the acquisition of Plessey, sales of Mitel semiconductor components in Europe have been made primarily through its direct sales channel. Semiconductor has implemented a global strategic account program, the focus of which is the development of multinational partnerships. Management believes that the European market is similar to the North American market in that customer premise and network communications equipment segments utilize products from the Company's entire portfolio. Distributors play a very important role in the European region and management believes that their share of the overall business will increase over the next year due to the desire of many customers to consolidate their logistical demands. Semiconductor maintains technically qualified sales teams across the entire region and supports them with a team of highly skilled applications engineers based in the United Kingdom. The headquarters of the sales operation is in Swindon, U.K. An additional facility in Paris, France provides ASIC design and sales support for Southern Europe.

Other Markets

         The Asia/Pacific area is a major geographical market for Mitel semiconductor products, with China, Korea, Japan, Taiwan and Malaysia being the largest markets. Mitel's semiconductor products are also sold in Australia, Hong Kong, Thailand, New Zealand, Singapore and the Philippines and the Company is expanding into other emerging markets in Asia Pacific, such as India.

         Mitel maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China for semiconductor products. Over 60 percent of sales in these areas are achieved through representatives and distributors. The sales offices provide a service linking customers, local representatives and applications support groups intended to assist OEMs in designing products with Mitel components. Management believes that such activities provide a technology exchange that helps increase Mitel's sales, while at the same time helping to develop the local economy. As is the case in North America and Europe, Mitel provides ASIC design services locally through the design center in Tokyo.

Competition

Mitel Communications Systems

         The market for Systems products is characterized by rapid technological change, evolving standards and regulatory developments. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Moreover, the drive towards the convergence of voice and data has also led to the emergence of a new category of competitors, big and small, which focus exclusively on this market.

         In addition to Mitel, the major suppliers of PBX equipment include Nortel Networks Corporation ("Nortel Networks"), Lucent Technologies Inc., Siemens AG ("Siemens"), NEC America Inc. ("NEC") and Fujitsu America, Inc. Moreover, Mitel is also competing with traditional data giants, such as Cisco Systems Inc. ("Cisco") and 3Com Corporation and smaller niche players such as Vertical Networks, Inc. which offer server-based communications systems (with or without Internet Protocol capabilities) generally targeted to the small to medium enterprise/branch office market.

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

         Management believes that Mitel compares favorably with respect to the foregoing factors against its competitors, some of which are larger and have more resources than Mitel. Mitel has been a significant PBX supplier to the under-100 line segment of the market in North America since the early 1980s. In this segment, Mitel competes with hybrid key systems manufacturers, other manufacturers of used and new PBX products and manufacturers of server-based "all-in-one" communications systems, "un-PBXs" and "LAN PBXs".

         The Company's basic PBX hardware business has experienced and is expected to continue to experience a price-driven competitive phase, typical of a commodity product, as equipment replacement cycles continue to slow down. However, Mitel has attempted to provide its PBX customers with an "intelligent evolution" from digital to broadband technology by designing communications systems building blocks that are modular and easily upgradable. Furthermore, Mitel has recently announced the next step in the Company's converged voice and data networking strategy by unveiling its "No Compromise" position for delivering robust enterprise Internet protocol telephony solutions.

         According to Phillips InfoTech, based on calendar 1998 market research, as of December 31, 1998, Mitel held approximately 8.4% of the total United States PBX market and was placed fifth overall in market share. Lucent, with approximately 32.7% and Nortel, with approximately 28.0%, are the dominant suppliers in the United States.

         Mitel's prime competitor in Canada in the PBX market is Nortel, which enjoys a dominant supplier position with many of the Canadian telephone companies through the Stentor Alliance. The Stentor mandate has been changed over the last few months since Bell Canada Enterprises formed Bell Nexxia. Bell Nexxia has been formed to sell Bell Canada services and products outside of the traditional territory of Ontario and

Quebec. Mitel currently sells the SX-200 and the SX-2000 through most of the telephone companies in Canada, most recently signing an agreement with Bell Canada to sell the SX-2000. As of December 31, 1998, Mitel held approximately 25.5% of the total Canadian PBX line market, according to estimates provided by Phillips InfoTech, based on calendar 1998 market research.

         In the Asia/Pacific PBX market, most major communications equipment suppliers have a presence and competition is intense. Management believes that Mitel compares favorably to the competition in terms of price, product performance and after-sale service provided by its appointed local distributors.

         Leading communications equipment suppliers to the European PBX market include Alcatel Alsthom Compagnie ("Alcatel"), Siemens, Robert Bosch GmbH, Telefonaktiebolaget LM Ericsson ("Ericsson"), Philips Electronics NV and Nortel. In the United Kingdom market, Mitel's main competitors are Nortel, selling through British Telecommunications plc, Siemens and Ericsson.

         For network access solutions, competition varies by market and by application (voice or fax), because the worldwide long distance calling market is in transition as a result of deregulation and consolidation of carriers and the rise of a new breed of carriers which offer cost-competitive long distance rates using Voice over IP-enabled networks

         Mitel's prime competition in the remote access market is primarily internetworking companies such as Cisco and Ascend Communications, Inc. ("Ascend"), now a subsidiary of Lucent . While Cisco and Ascend continue to lead in their respective markets, Mitel has created its own niche with internetworking products designed to meet the new and emerging voice/data convergence market particularly for advanced compression and encryption technologies.

         The U.S.  rural central  office  market is dominated by two  suppliers:
Nortel and Siemens Stromberg Carlson. The switching market is sensitive to new technology evolution. Internationally, the rural central office market is dominated by large, multinational corporations, such as Alcatel, Siemens, Ericsson, Nortel, NEC and Lucent. Most suppliers generally offer equipment with comparable technical functionality. The principal competitive factor for success in the international market is the strength of the financial assistance package associated with the projects, a factor that has limited and may continue to limit Mitel's international opportunities in the central office market.

Mitel Semiconductor

         Competition in the semiconductor market is intense, with new entrants and ever increasing functionality due to integration and a focus on end product cost reduction. The market for Mitel's semiconductor products is characterized by rapid technological change and evolving standards. Many of Mitel's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. To minimize the effects of competition, Semiconductor produces very few commodity semiconductor products and focuses instead on non-commodity, specialized products that are proprietary in design and are often designed for a specific application or customer. The commodity products are used to stabilize production volumes in the plants by regulating price and lead time. Semiconductor primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, ASIC and optoelectronic segments of the communications market. Competition is based principally on design expertise, product availability, service and support and management believes that Mitel's sales channels and applications support compare favorably to those of its competitors. Mitel also competes by offering a focus on intellectual property in communications systems and a high level of system integration capabilities.

         Within the wired segment, Dallas Semiconductor Corporation, Level One Communications Inc., PMC-Sierra Inc. and Conexant Systems, Inc. ("Conexant") are the main competitors in North America for Mitel's semiconductor products. The principal competition for the semiconductor business in Europe comes from ST Microelectronics, Inc. ("ST-Micro") and California MicroDevices Corp. for analog components and from

Siemens for digital components. Competitive pressure in other regions, most notably the Asia/Pacific area, comes from most of the large semiconductor manufacturers.

         In the wireless segment, system integration and global standards are the main driving forces. The Company's principal competitors in this segment include Philips International BV, Conexant, Harris Corporation and Lucent.

         The Semiconductor ASIC line competes in two broad areas, analog ASIC and digital ASIC products. For analog ASIC products, global competitors are Austria Mikro Systeme International AG in Austria and Orbit Semiconductor Inc. in North America. For digital ASICs, the main competitors leverage their CMOS process technology IE0.25 and 0.18 micron. The principal competitors include Texas Instruments Inc., LSI Logic Corporation ("LSI") and Toshiba Corporation.

         In the optoelectronic segment, competitors in the LED and PIN diode business sectors include Hewlett Packard Company, Honeywell Inc., Epitaxx Inc. and AMP Inc. in North America and Siemens in Germany. Currently, Honeywell is the only known competitor for VCSEL products.

Manufacturing

Mitel Communications Systems

         Mitel's systems products are manufactured in Canada, the United States (see the discussion below) and the United Kingdom. Mitel's manufacturing operations in all locations concentrate on quality, cost and delivery, with special attention paid to constant process improvement. All of Mitel's systems manufacturing facilities and their quality management systems are certified to the strict standards established by the International Standards Organization of Geneva, Switzerland ("ISO").

         On March 1, 1999, the Company announced plans to phase out manufacturing operations in its Ogdensburg, New York facility. Products currently manufactured in Ogdensburg will migrate to facilities in Canada and the United Kingdom by the end of July 1999. The Company's repair operations will remain in Ogdensburg.

         The Company continues to invest in manufacturing related technologies that aim to improve production yields, productivity and overall product quality.

         Mitel purchases substantially all of the parts and components for assembly of its Systems products from a large number of suppliers through a coordinated world-wide sourcing process. Mitel also obtains certain of the semiconductors required in its Systems manufacturing from the Semiconductor group. Mitel's suppliers are subject to audit by the Company on a regular basis and are required to meet the Company's strict standards with regard to cost, quality and delivery and performance. The highest level of achievement against these standards results in the attainment of "Certified Supplier" status by those involved in this program. No single supplier accounts for more than 10% of the Company's total purchases and to date, Mitel has not experienced any significant manufacturing delays relating to the availability of material.

Mitel Semiconductor

         The Company manufactures its semiconductor products in six manufacturing facilities in Canada, the United Kingdom and Sweden. The selection of the manufacturing sites for semiconductors generally is dependent on the type of semiconductor to be manufactured and the required process and technology.

         Mitel's foundry operations also offer specialty technology manufacturing to customer specifications. By building on the Company's mixed-signal integrated circuit manufacturing expertise, Mitel can offer unique features that are not widely available and address niche markets, such as those for low and high-voltage processes, double-poly technology, high precision resistors and charged coupled devices. The Custom Wafer

Foundry business serves a growing base of customers both in the United States and Europe by performing sub-contract manufacturing of silicon wafers. Mitel views the business as a means of enhancing its manufacturing facilities to perform at near or full capacity with a diversified set of applications and hedging against market trends in any one segment. Mitel intends to increase the foundry business in Bromont, Quebec, Canada and in the Plymouth, United Kingdom facility to ensure world-class manufacturing operations.

         The Bromont manufacturing facility in Canada uses CMOS technology for digital and mixed-signal products. Two production lines are maintained at the Bromont facility. The first line is a 150 mm line capable of 0.5 micron but currently operating 0.8 micron up to 4.0 micron processes. In addition, the Bromont facility has a 100 mm line capable of 3.0 to 9.0 micron processes. Most of Bromont's wafer production is probed and tested at the Company's facility in Kanata, Ontario, Canada, with some low volumes probed in Bromont.

         Thick-film hybrid microcircuits are manufactured at the Company's facility in Caldicot, Wales, United Kingdom.

         The Company's manufacturing facility in Plymouth, U.K. possesses leading-edge CMOS technology for digital and mixed-signal products. Plymouth's 200 mm production line is capable of 0.6 and 0.35 micron processes and its 150 mm production line is capable of 0.8 micron processes and above. The Swindon, United Kingdom manufacturing facility uses bipolar technology for RF applications. The facility's 100 mm production line is being converted to produce 150 mm wafers, which is expected to be completed in the fall of calendar 1999. The Lincoln, United Kingdom manufacturing facility produces 38 mm wafers for power-related products and the facility's 100 mm production line for ICs, using CMOS, Silicon-on-Sapphire and quartz technologies, is capable of 1.0 micron to 5.0 micron processes. See discussion of Discontinued Operations under Recent Events.

         Optoelectronic components are also produced at the Jarfalla, Sweden facility using gallium arsenide processes.

         All of Mitel's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the ISO.

Research and Development

         During Fiscal 1999, gross R&D expenses, including depreciation related to R&D, totaled $175.7 million, compared to $92.4 million during Fiscal 1998 and $61.5 during Fiscal 1997. During Fiscal 1999, the Company qualified for funding related to eligible R&D expenditures as described in Note 17 of the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

Mitel Communications Systems

         Mitel's current Systems R&D programs fall into the following areas:

         o continuing support for its installed base of PBX customers, remote access customers and existing distribution channels in terms of new functionality and new connectivity;

         o        integrated messaging systems;

         o the series of proprietary sets including a remote set for teleworking;

         o        transitioning  the existing PBX and sets  platforms from their
                  current  proprietary   architectures  to  an  open  NT  server
                  platform and USB interface to PCs;

         o developing new generation convergence technology solutions and enabling technologies based on TAPI/CSTAPI, JTAPI standards ranging from PC boards, connection control software to complete Windows/NT-based PC server platforms that provide integrated PBX and unified messaging functions to small businesses;

         o in conjunction with data network companies, pioneering new data compression and encryption algorithms to enhance network performance and security over low speed remote access networks and the deployment of real-time voice across data networks applying new technologies to work over broadband ATM and switched ethernet LANs;

         o continuing support of the GX5000 small central office and developing advanced alternate network access products for ISDN remote access;

         o continued development of an ISDN small PBX for the European market and development of PC ISDN interface cards for the U.K. home market; and

         o        improving Mitel's manufacturing processes.

Mitel Semiconductor

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

         Mitel maintains standard product design centers in Kanata, Ontario, Canada; Jarfalla, Sweden and San Diego, California in the United States; Caldicot, Swindon, Lincoln and Boreumwood in the United Kingdom. In addition, Mitel maintains process development centers in each of its manufacturing facilities.

Proprietary Rights

         The Company owns many patents and has made numerous applications for patents relating to communications and semiconductor and optoelectronic technologies. Management believes that the ownership of patents is an important factor in exploiting associated inventions and for providing protection for its patentable technology in the areas referred to above.

         The "MITEL" trademark and the Mitel corporate logo are registered in Canada and the United States and have been registered in certain other countries where Mitel conducts business. Most of the Company's other trademarks are registered or applications for registration have been filed in various countries where management has determined such registration to be advisable. Management believes that the Company's trademarks are valuable assets and generally supports applications for registration for marks in countries where the assessment of potential business related to the sale of products or services associated with such marks justifies such action.

         The Company also owns other intellectual property rights for which registration has not been pursued. In addition to applying for statutory protection for certain intellectual property rights, the Company takes various measures to protect such rights, including maintaining internal security programs and requiring certain nondisclosure and other provisions in contracts.

         As is the case with many companies doing business in the telecommunications industry, it is necessary or desirable from time to time for the Company to obtain licenses from third parties relating to technology for Mitel's products and processes. No current license is considered by management to be material to the Company's business, financial condition or results of operations.

Government Regulation

         PBXs are considered customer premise equipment. Although the CPE market in the United States is not regulated, certain developments, which are described below, have changed the United States telecommunications market. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996. Management believes that the legislation will continue to accelerate the convergence of the communications, information and entertainment industries while intensifying competition within those industries. This legislation removes the line of business restrictions on the Regional Bell Operating Companies ("RBOCs") and allows the RBOCs to enter the manufacturing sector at the time they are allowed into long distance markets. For the first three years, any manufacturing by an RBOC must be conducted through a separate affiliate and procurement from the subsidiary must be on a non-discriminatory basis. While it is not improbable that an RBOC will eventually meet the minimum criteria for entry into the long distance market and thereby become eligible to begin manufacturing, it appears unlikely, at this time, that the majority of RBOCs will commence both such activities in Fiscal 2000.

         Although there can be no assurance, management does not expect that such legislation will have a material adverse effect on the Company's results of operations in Fiscal 2000, in light of the existing competitive conditions in the United States market and the significant conditions required to be satisfied by the RBOCs under such legislation before they can commence manufacturing.

         The second development is a proposed regulation by the United States Federal Communications Commission ("FCC") which will impose certain enhanced "911" application requirements on CPE manufacturers. Certain states have already imposed such requirements and the Federal government is poised to do likewise. The telecommunications industry is advocating a proposed settlement that, if adopted, would be favorable to CPE manufacturers, including Mitel, with regard to these proposed regulations. The benefits to Mitel from the settlement would result principally from the availability of certain exemptions with respect to lower line sizes as well as positive grandfathering provisions. The State of Illinois is likewise adopting favorable aspects of the industry's position as it amends its statute with respect to E-911. Illinois is in the forefront of state efforts in this regard.

         The FCC also imposes installation and equipment standards for CPE and requires that all CPE marketed in the United States be registered with it and comply with these standards. The Company believes that it is currently in compliance with these requirements in all material respects.

         The United States government promulgated regulations, which came into effect on November 1, 1998, regarding accessibility of telecommunications equipment and customer premises equipment, pursuant to Section 255 of the Telecommunications Act of 1996. Although there can be no assurance, such regulations were anticipated by Mitel and management believes that ongoing compliance with such regulations, as they are phased in, should not have a material adverse effect on the results of Mitel's operations in Fiscal 2000.

         The Company cannot now anticipate what impact such legislation and regulations may have on the results of its operations beyond Fiscal 2000 or what further regulatory changes will occur in the communications equipment market and the competitive environment as a consequence of actions by the legislature, the FCC or the courts.

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

         Mitel's Semiconductor business unit is neither directly nor significantly affected by current government regulation or policy, although there can be no assurance that future regulatory changes will not affect the Company's business, financial condition or results of operation.

Employees

         At May 28, 1999, Mitel employed approximately 6,157 persons. As at March 26, 1999, Mitel employed approximately 6,216 persons compared to approximately 6,335 persons at the end of Fiscal 1998, approximately 4,095 at the end of Fiscal 1997 and approximately 3,867 at the end of Fiscal 1996. Approximately 36% of the Company's employees are located in Canada, 43% in the United Kingdom, 15% in the United States, and 6% throughout the other locations in which Mitel operates. Mitel considers its relationship with its employees to be excellent.

         Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union. In the United States, approximately 297 service technicians employed by MCS are unionized, substantially all of whom are represented by the International Brotherhood of Electrical Workers ("IBEW"). The Communications Workers of America ("CWA") represents two of such service technicians in New York City. MCS completed its most recent labor negotiations with the IBEW and CWA in October and December, 1997, respectively. The Company's agreements with such unions expire between September and November, 2000. The terms and conditions of such agreements, which management considers to be competitive in the industry, provide for cost-of-living wage increases on a periodic basis throughout the three year term plus area wage differentials where appropriate. Management considers the Company's relationship with the unions in the United States to be good. There are no pending grievances at this time and any past disputes were not considered by management to be material.

         In the United Kingdom, approximately 280 employees of Mitel Semiconductor Limited are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be good.

         In Sweden, approximately 234 employees are represented by three unions. The Metall Industriarbetarforbundet union represents approximately 36 production employees; the Svenska Industriarbetarforbundet union represents approximately 153 office professional employees; and the Civilingenjorsforbundet union represents approximately 45 other professional or "white collar, university educated" employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each of the agreements is for a term of three years and expire on January 31, 2001. Management considers the Company's relationship with the unions in Sweden to be good. See also "Recent Events".

Backlog

         Mitel's order backlog from continuing operations as at March 26, 1999 was $179.8 million compared to $221.3 million at March 27, 1998. Management expects that most of the Company's current backlog will be filled within the current fiscal year. Backlog is not necessarily a sales outlook for the month, quarter or year, as orders are frequently booked and shipped within the same fiscal month.

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

Foreign Exchange and Interest Rate Exposure and Concentration of Credit Risk

         Because substantial portions of the Company's sales, costs of sales and other expenses are denominated in U.S. dollars, U.K. pounds sterling and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the Canadian dollar. Changes in currency exchange rates may also affect the relative prices at which the Company and its competitors sell their products in the same markets. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements and on certain significant transactions, generally over the ensuing 12 to 18 months. All foreign exchange contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates.

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

         There can be no assurance that the Company will be successful in effectively developing or using new technologies, developing new products or enhancing its existing products on a timely basis or that such new technologies or enhancements will achieve market acceptance. The Company's pursuit of necessary technological advances may require substantial time and expense and there can be no assurance that the Company will succeed in adapting its products or business to alternate technologies. Failure of the Company, for technological or other reasons, to develop and introduce new or enhanced products that are compatible with industry standards and that satisfy customer price and performance requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company's competitors may offer enhancements to existing products or offer new products based upon new technologies, industry standards or customer requirements, that have the potential to replace or provide lower cost alternatives to the Company's products, which could render the Company's existing and future products obsolete, unmarketable or inoperable. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. See "Business--Research and Development."

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

Environmental Regulators

         The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals used in its manufacturing process. Although the Company believes that it has complied with these laws, rules and regulations in all material respects and to date has not been required to take any action to correct any noncompliance, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or a cessation of operations. Such regulations could require the Company to acquire significant equipment or to incur substantial other expenses to comply with environmental regulations. Any failure by the Company to control the use, disposal or storage of or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

Regulatory Requirements

         The sale of certain of the Company's Systems products may be affected by governmental regulatory policies, the imposition of carrier tariffs and taxation of telecommunications services. These policies are under continuous review and are subject to change. Regulatory authorities may prohibit sales of products that fail to comply with these regulations until the Company makes appropriate modifications. There can be no assurance that the Company will be successful in obtaining or maintaining the necessary regulatory approvals for its products and its failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Significant International Operations

         Approximately 95% of the Company's sales in Fiscal 1999 were derived from sales in markets outside Canada and 50% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates six manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Year 2000

         See "Management's Discussion and Analysis - Year 2000".

European Union and the Euro

         See  "Management's  Discussion  and  Analysis - European  Union and the
Euro".

Dependence on Key Personnel

         The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of mixed signal products and processes. The competition for such personnel is intense. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not have any employment agreements with its employees.

Intellectual Property Protection

         The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued many patents principally in the United States, Canada and the United Kingdom and has filed numerous patent applications in such jurisdictions. There can be no assurance that any patent will issue from these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented or that any right granted thereunder would provide meaningful protection or competitive advantage to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. The Company also generally enters into confidentiality agreements with its employees and strategic partners and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its design and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual Property Claims

         The segment of the telecommunications market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the telecommunications industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. There can be no assurance that current or future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could result. Any litigation or interference proceedings could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. An adverse determination in such litigation or proceeding could prevent the Company from making, using or selling certain of its products and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Other Factors

         The Company further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive and that new risk factors emerge from time to time in its rapidly changing business.

Item 2.   Properties

         Mitel owns two facilities in Canada: one in Bromont, Quebec, Canada, totaling 107,000 square feet ("sf"), used for semiconductor manufacturing and one in Kanata, Ontario, Canada, totaling 641,000 sf. The Kanata facility consists of four interconnected buildings: one building totaling 160,000 sf used for manufacturing and three buildings totaling 481,000 sf used for administration, R&D, integrated circuit design and testing.

         The Company owns four facilities in the United Kingdom: one in Portskewett, Wales, United Kingdom, totaling 279,000 sf, that is used for hybrid ICs and systems manufacturing and administration; one in Swindon totaling 168,000 sf used for wafer fabrication, design, sales and administration; one in Lincoln totaling 181,000 sf used for wafer fabrication, test and design; and one in Plymouth totaling 200,000 sf used for wafer fabrication and design. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration.

         The Company leases a 45,500 sf building in Kanata, Ontario, Canada that is used for R&D and occupies 62,000 sf of leased space in Ogdensburg, New York, United States, that is used for manufacturing.

         The Company leases and operates 79 regional facilities, totaling 530,000 sf, primarily dedicated to sales and distribution, service, warehousing and customer training. A geographical breakdown of these facilities is as follows: Canada, nine locations totaling 26,000 sf; United States, 46 locations totaling 269,000 sf; United Kingdom, 14 locations totaling 204,000 sf; France, one location totaling 3,800 sf; Japan, two locations totaling 5,400 sf; Hong Kong, one location totaling 4,400 sf ; Singapore, two locations totaling 9,200 sf; Taiwan, two locations totaling 4,100 sf; and Korea, two locations totaling 3,600 sf.

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

Toronto Stock Exchange
(Canadian Dollars)
                                      1999                       1998
                             ----------- -----------    ----------- ------------
                                High        Low            High         Low
                             ----------- -----------    ----------- ------------

1st Quarter                    $23.5500    $18.4000       $ 8.2000     $ 6.6000
2nd Quarter                    $21.8000    $15.0000       $10.9500     $ 7.1000
3rd Quarter                    $16.8000    $10.1500       $13.0000     $10.0000
4th Quarter                    $14.5500    $ 9.9000       $19.2000     $10.5500

New York Stock Exchange
(U.S. Dollars)
                                      1999                       1998
                             ----------- -----------    ----------- ------------
                                High        Low            High         Low
                             ----------- -----------    ----------- ------------

1st Quarter                    $16.1875   $ 12.6875       $ 6.0000     $ 4.7500
2nd Quarter                    $14.8750   $  9.6875       $ 7.9375     $ 5.1875
3rd Quarter                    $10.8750   $  6.5625       $ 9.3125     $ 7.1250
4th Quarter                    $ 9.4375   $  6.4375       $13.5000     $ 7.3125

SHAREHOLDERS

There were 4,769 common shareholders of record as at May 6, 1999.

DIVIDEND POLICY

The Company has not declared or paid any dividends on its common shares and the Board of Directors anticipates that, with the exception of preferred share dividend requirements, all available funds will be applied in the foreseeable future to finance growth, and to improve the Company's competitive position and profitability.

Pursuant to the terms of the $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series (Preferred Shares - R&D Series), the Company will not be permitted to pay any dividends on common shares unless all dividends accrued on the preferred shares have been declared and paid or set apart for payment.

Pursuant to the terms of the credit agreement described in note 11 to the consolidated financial statements, the Company is required to maintain a minimum net worth, thereby limiting the amount of dividends that could be paid out. The preferred shares dividend does not violate this covenant. Since the Company does not anticipate any dividends on its common shares, the covenant is not expected to have an impact on the dividend policy.

Dividends paid by the Company to common shareholders not resident in Canada would generally be subject to Canadian withholding tax at the rate of 25 percent or such lower rate as may be provided under applicable tax treaties. Under the Canada - United States tax treaty, the rate of withholding tax applicable to such dividends paid to residents of the United States would generally be 15 percent.

Item 6.  Selected Financial Data

         (in millions of Canadian dollars, except per share amounts)

         The following table is derived from the consolidated financial statements included elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). These principles also conform, in all material respects, with accounting principles generally accepted in the United States (U.S. GAAP), and the requirements of the SEC, except as more fully described in note 25 to the consolidated financial statements.

                                                                                        Fiscal Year Ended
                                                                       (at the end of  fiscal  year  for  balance  sheet data)
                                                                ----------------------------------------------------------------
Canadian GAAP                                                      1999         1998         1997          1996         1995
                                                                ------------ ------------ ------------ ------------- -----------
Income Statement Data:
  Revenue                                                          $1,310.4     $  881.4     $  695.5      $  576.4    $  589.4
  Gross margin percentage                                               46%          48%          48%           48%         44%
  Gross research and development expense                              175.7         92.4         61.5          46.5        44.9
  Net income from continuing operations                                40.5         92.0         38.0          51.0        31.8
  Net income                                                           26.2         91.9         38.0          51.0        31.8
  Net income per common share from continuing operations               0.33         0.82         0.32          0.45        0.27
  Net income per common share
     Basic                                                             0.20         0.82         0.32          0.45        0.27
     Fully diluted                                                     0.20         0.80         0.32          0.44        0.27
  Weighted average common shares outstanding                          114.0        107.8        107.3         105.9       105.6
Balance Sheet Data:
  Working capital                                                  $  337.0     $  245.9     $  206.3      $  210.3    $  208.4
  Total assets                                                      1,300.3      1,252.0        584.8         517.1       440.6
  Current portion of long-term debt                                    37.6         40.3         14.8          11.2         9.0
  Long-term debt                                                      276.5        379.6         43.0          39.6        34.5
  Pension liability                                                    13.2         12.2         11.3          12.1           -
  Shareholders' equity
       (including redeemable preferred shares)                        647.3        435.5        339.5         302.8       263.0

                                                                                  Fiscal Year Ended
                                                                       (at the end of fiscal year for balance sheet data)
                                                               ------------- ------------ ------------ ------------- -----------
U.S. GAAP and SEC Requirements                                     1999         1998         1997          1996         1995
                                                               ------------- ------------ ------------ ------------- -----------
Income Statement Data:
  Net income from continuing operations                            $    4.9     $   90.0     $   41.0      $   56.9    $   59.0

                                                                                   Fiscal Year Ended
                                                                       (at the end of fiscal year for balance sheet data)

                                                               ------------- ------------ ------------ ------------- -----------
U.S. GAAP and SEC Requirements                                     1999         1998         1997          1996         1995
                                                               ------------- ------------ ------------ ------------- -----------
  Net income (loss)                                                    (9.4)        89.9         41.0          56.9        59.0
  Net income per common share from continuing operations               0.01         0.80         0.35          0.51        0.53
  Net income (loss) per common share
     Basic                                                            (0.11)        0.80         0.35          0.51        0.52
     Diluted                                                          (0.11)        0.80         0.35          0.50        0.52
Balance Sheet Data:
  Working capital                                                  $  328.2     $  278.2     $  208.4      $  213.5    $  205.8
  Total assets                                                      1,278.9      1,250.0        595.0         517.1       440.6
  Redeemable preferred shares                                          34.4         34.4         34.4          34.4        35.8
  Shareholders' equity
     Common shares                                                    772.4        606.0        599.2         596.5       595.6
     Contributed surplus                                                2.5          2.5          2.5           2.5         2.6
     Deficit                                                         (221.6)      (209.0)      (292.9)       (330.7)     (384.3)
     Translation account                                               28.2          5.8          2.5           3.3        10.6

See note 21 to the consolidated financial statements for a discussion on the effect of the discontinued operations on Fiscal 1999 and 1998 results.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         (in millions of Canadian dollars, except per share amounts)

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the fiscal year ended March 26, 1999 compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Mitel's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of and should be read in conjunction with this management's discussion and analysis. Readers may wish to make reference to the glossary of terms on page 22 of the Annual Report to assist in their understanding of this discussion. Net income for the three fiscal years ended March 26, 1999, March 27, 1998 and March 28, 1997 as determined by U.S. accounting principles is detailed and discussed in note 25 to the consolidated financial statements.

Overview of Recent Significant Events

Mitel has completed four acquisitions since August 1997. Two acquisitions occurred during Fiscal 1998 and the others were completed mid-way through the first quarter of Fiscal 1999. The most significant transaction occurred on February 12, 1998 when Mitel acquired GEC-Plessey Semiconductors Group ("Plessey"), an international semiconductor company serving primarily the communications and media markets. The other acquisitions related to the Mitel Communications Systems ("Systems") business group. The acquisitions by the Systems group centered on remote access technologies, advanced voice and unified messaging solutions, and ISDN business products for the small-to-medium enterprise market. Mitel is focused on integrating and streamlining these new businesses to accelerate its strategy of providing new products for the convergence of telephony, data, and other media technologies.

The Plessey operations included a business segment known as the Lincoln Power and Automotive ("Lincoln") group. Management began an evaluation of Lincoln's operations at the time of acquisition in light of its position outside Mitel's strategic focus on communications. Following an extensive strategic review of Mitel's semiconductor operations, management formalized a plan at the end of Fiscal 1999 to sell or otherwise exit the Lincoln operations. Accordingly, Lincoln was reclassified as a discontinued operation in the fourth quarter of Fiscal 1999 and will continue to be reported as such until the group is sold as a going concern or otherwise disposed of, an event which management expects to occur within the next twelve months.

During the fourth quarter of Fiscal 1999, Mitel revised its estimated amortization periods for intangible assets, consistent with evolving industry practices. Such measure will allow Mitel's assets to be in better alignment with the technological and competitive dynamics of the communications industry. Management regularly reviews the estimated useful lives of the acquired intangibles in addition to any related asset impairment.

Management believes the reduced amortization time period, to two years from the previous estimate of five to fifteen years, better reflects the estimated time to market advantage achieved by the recent acquisitions.

During the fourth quarter of Fiscal 1999, Mitel also implemented certain rationalization plans, described elsewhere in this management's discussion and analysis, and realized gains related to the sale of certain semiconductor technology assets. The net pre-tax charge to Mitel's operations as a result of these actions amounted to $10.1.

On July 23, 1998, Mitel repaid $123.1 against the U.S. dollar term loans incurred in connection with the Plessey acquisition. The repayment was required under terms of the associated credit agreement as proceeds of $172.0 were received from an equity offering. Accordingly, a proportionate amount of the related deferred debt issue costs and deferred foreign exchange losses was recorded as additional interest expense in the second quarter of Fiscal 1999. This non-cash expense reduced net income from continuing operations by $7.2, or $0.06 per share.

Results of Operations

Mitel's business is global and comprises the design, manufacture and sale of networked systems and specialty semiconductor products for the communications industry. Mitel operates through two reportable business segments - Mitel Communications Systems and Mitel Semiconductor ("Semiconductor"). Mitel sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels. Mitel's strategy is centered on developing strong microelectronics technology and advancing people-to-people communications in an open, distributed and standards-based environment.

Mitel Communications Systems provides enterprises with voice and data communications systems; complete private networks, including remote teleworking solutions; unified messaging and call-center applications; CTI systems and applications; and it also supplies competitive carriers with public network access products. All of Mitel's service revenue relates to Systems.

Mitel Semiconductor provides connectivity solutions for the communications and medical industries with a product range which includes components for both wired and wireless networks; microelectronics for enabling the convergence of voice and data; optoelectronic devices for high-speed Internet systems; and, also, applications-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing-aids.

Mitel's revenue reached a record high in Fiscal 1999 due to recently acquired businesses and to strong Systems sales in Europe and North America. Total revenue grew by 49 percent from Fiscal 1998. By business group, Semiconductor revenue from continuing operations grew by 77 percent and Systems revenue was up 33 percent from the previous year. The Semiconductor growth rate was mainly attributable to the inclusion of sales of the former Plessey group, which was acquired in the fourth quarter of Fiscal 1998, for the full fiscal year in 1999. Higher sales volumes of PBX systems, telephone sets and alternate network access products and the effects of consolidating recent acquisitions drove the Systems revenue growth.

                                                                                   1999       1998         1997
                                                                                ----------------------------------
                                                                                    (millions of Cdn dollars)
            Consolidated revenue                                                  $ 1310.4    $ 881.4      $ 695.5
            Systems segment revenue                                               $  752.7    $ 566.8      $ 474.5
            Semiconductor segment revenue                                         $  557.7    $ 314.6      $ 221.0

            Net income from continuing operations                                 $   40.5    $  92.0      $  38.0
            Net income per common share from continuing operations                $   0.33    $  0.82      $  0.32

            Net income                                                            $   26.2    $  91.9      $  38.0
            Net income per common share                                           $   0.20    $  0.82      $  0.32

            Adjusted Net Income                                                   $   80.2    $  93.8      $  51.7
            Adjusted Net Income per common share                                  $   0.67    $  0.84      $  0.45

Adjusted Net Income excludes the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment, and discontinued operations. Although not a substitute for net income or net income per common share, management utilizes Adjusted Net Income and Adjusted Net Income per common share as a supplementary measure to assess financial performance.

Net Income
The lower net income in Fiscal 1999 compared to Fiscal 1998 was primarily due to incremental amortization charges of $14.7, or $0.13 per share, arising from revisions in the estimated useful lives of acquired intangibles to better reflect the time to market advantage expected by management from the related acquisitions. In addition, Mitel recognized an estimated loss of $16.3, or $0.14 per share, on the planned disposal of the Lincoln operations, upon adoption of a formal plan to exit that business segment. Mitel also implemented plans in the fourth quarter of Fiscal 1999 to rationalize certain of its Systems operations, partially offset by a gain on the sale of certain non-strategic technology and other assets to result in a net charge of $10.1, or $0.09 per share. Net income was also negatively impacted in Fiscal 1999 due to a charge to continuing operations of $7.2, or $0.06 per share, representing a proportionate amount of debt issue and other costs expensed in connection with an early partial debt repayment in the second quarter of Fiscal 1998. The early repayment was required to be made under the terms of a credit agreement out of the proceeds received from the July 1998 equity offering.

Adjusted Net Income
Adjusted Net Income, as defined above, was lower in Fiscal 1999 than in Fiscal 1998 by $13.6, or $0.17 per share. The reduction in Adjusted Net Income was due to increased interest expense of $20.0, or $0.18 per share, on the syndicated term loans entered into to acquire Plessey, the effects of reduced semiconductor sales in the Asia/Pacific region, increased amortization and excess capacity associated with the additional Plessey microelectronics fabrication facilities ("fabs"). Adjusted Net Income per common share was also negatively impacted by a higher number of weighted average common shares outstanding. Mitel issued 8 million additional shares through an equity offering in July 1998. These factors, which contributed to the lower Adjusted Net Income, were partially offset by the strong Systems performance in North America and Europe.

Unless otherwise noted, the following discussion pertains to Mitel's continuing operations.

REVENUE

Business Segment Review

Mitel Communications Systems

(millions Cdn$)                    1999          1998           1997
                               ---------------------------------------
Systems revenue                   $ 652.9       $ 484.8        $ 404.0
     Products                        99.8          82.0           70.5
                               =======================================
     Service                        752.7       $ 566.8        $ 474.5
                               =======================================

Compared to Fiscal 1998, Systems product revenue in Fiscal 1999 increased by 35 percent, from $484.8 to $652.9, due to higher sales volumes of SX-2000 and SX-200 systems, including the associated pull-through of system sets, increased shipments of alternate network access products and additional revenues from the advanced messaging and ISDN PBX businesses acquired in the first quarter of Fiscal 1999.

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

With respect to Europe, sales increased in Fiscal 1999 due to strong growth in new system sales and system upgrades sold to the installed base, and to continued higher demand for Mitel's alternate network access products. Service revenue grew mainly due to the managed service business in the United Kingdom where telecom product-related services are channeled through outsourcing companies.

Systems sales into the Asia/Pacific region continue to be adversely affected by the ongoing effects of weakened economies and intense price competition in that region.

In proportion to total revenue, Systems service revenue decreased to 8 percent of total revenue compared to 9 percent of total revenue last year. This decrease is mainly due to the effects of consolidating Plessey which is comprised of only product revenue. Management expects that service revenue, as a percentage of total revenue, will continue to decrease in future periods due to the growing significance of product sales in relation to total sales.

Fiscal 1998 total Systems revenue increased by 19 percent to $566.8 from Fiscal 1997's revenue of $474.5. The revenue growth was due to increased demand for alternate network access products, higher SX-2000 and SX-200 sales through the U.S. indirect channel and incremental sales of remote access products.

Mitel Semiconductor
As a percentage of total revenue, semiconductors accounted for 43 percent, 36 percent and 32 percent, respectively, in fiscal years 1999, 1998, and 1997.

(millions Cdn$)                    1999          1998           1997
                               ----------------------------------------

Semiconductor revenue            $ 557.7        $ 314.6       $ 221.0
                               ========================================

Semiconductor revenue from continuing operations in Fiscal 1999 increased by 77 percent from Fiscal 1998 principally due to the effects of consolidating the operations of Plessey, acquired in the fourth quarter of Fiscal 1998. Management believes the Plessey acquisition has significantly enhanced Mitel's operations, technologies and product portfolio. The Plessey acquisition also provided Mitel with enhanced market penetration in Europe, resulting in an increase in total revenues generated in Europe by 50 percent from last year. This acquisition also had the effect of reducing the proportion of total revenue recorded in the United

States from 46 percent in Fiscal 1998 to 45 percent in Fiscal 1999.

Excluding the growth resulting from the Plessey acquisition, Mitel has experienced certain pricing pressures in addition to reduced demand from the Asia/Pacific region and other emerging regions, such as Latin America and Eastern Europe, due to the prevailing adverse local economic conditions (see further discussion under "Other"). This recent decline and the additional manufacturing capability acquired from Plessey combined to result in excess capacity in Mitel's fabs. Management undertook a strategic review of its operations and is taking the steps necessary to consolidate the capacity levels to achieve better utilization of the fabs and to realize the synergies in the combined semiconductor operations. When Mitel acquired Plessey, the Company recorded provisions of $45.2 in respect of integration costs. The integration costs related to initial estimates to exit the Lincoln Power and Automotive business segment, the transfer of redundant production activities from Sweden to Plymouth, U.K., and to severance costs for redundancies in the acquired semiconductor segment throughout the world.

At the end of Fiscal 1999, following the completion of Mitel's semiconductor strategic review, Mitel adopted a formal plan to pursue divestiture opportunities related to the distinct and non-core operations of Lincoln, either by sale as a going concern or by closing the operations. Accordingly, the operations related to this business were accounted for as discontinued operations. An additional estimated after-tax loss of $16.3 on the expected and ultimate disposal of Lincoln was recorded in the fourth quarter of Fiscal 1999.

In May 1999, Mitel reached an agreement with the relevant Swedish Trade Unions concerning the transfer of all semiconductor CMOS manufacturing operations from Sweden to Mitel's other more technologically advanced fabrication sites. The proposed transfer affects approximately 200 employees in Mitel's plant in Jarfalla, Sweden with the program expected to be completed within the next twelve months. The Swedish operation will operate as an IC fabless facility focused on the design, marketing and sales of ASICs and as a manufacturer and marketer of optoelectronic devices.

Mitel continues to evaluate the adequacy of its integration and redundancy provisions through the implementation process of realizing synergies and integrating recently acquired businesses.

Fiscal 1998 semiconductor revenue increased over Fiscal 1997 by 42 percent as a result of increased demand for the Company's integrated circuits and thick film hybrid products, primarily in the U.S. and Asia/Pacific regions, and the effects of consolidating Plessey mid-way through the fourth quarter of Fiscal 1998.

Geographic Revenues

Revenue during the last three fiscal years, based on the geographic location of Mitel's customers, was distributed as follows:

(millions Cdn$)                              1999        1998         1997
                                          -----------------------------------
United States                               $ 589.1     $ 404.1      $ 312.6
Europe                                        428.6       286.6        228.8
Other regions                                 221.6       137.0        104.1
Canada                                         71.1        53.7         50.0
                                          ===================================
                                            $1310.4     $ 881.4      $ 695.5
                                          ===================================

For the year ended March 26, 1999, the net movement in exchange rates from Fiscal 1998 favorably impacted total revenue by 4 percent ($54.1) primarily as a result of changes in the U.K. pound sterling and U.S. dollar exchange rates. Fiscal 1998 revenue was favorably impacted by 2 percent ($19.4) as a result of changes in the U.K. pound sterling and U.S. dollar exchange rates.

United States
Sales  into the  United  States  (1999 - $589.1;  1998 - $404.1;  1997 - $312.6)
increased by 46 percent in Fiscal 1999 over Fiscal 1998. The increase was due, in part, to higher SX-2000 systems and associated sets sales and to higher voice messaging solutions revenue resulting from the acquisition of Centigram Communications Corporation's Customer Premise Equipment business in May of 1998. Higher Semiconductor revenue also contributed to the growth in this region as a result of including a full year of sales in Fiscal 1999 from the former Plessey operations.

Sales increased by 29 percent in the United States in Fiscal 1998 over Fiscal 1997 principally due to the Systems business. Higher SX-2000 and SX-200 system sales through the indirect channel and the effects of consolidating sales resulting from the August 1997 acquisition of Gandalf Technologies Inc.'s remote access business drove most of the increase.

Europe
European  sales (1999 - $428.6;  1998 - $286.6;  1997 - $228.8)  increased by 49 percent in Fiscal 1999 over Fiscal 1998 due to the effects of including a full year of the former Plessey group's results. Systems revenue in this region increased on higher alternate network access products sold to long-distance carriers and to higher shipments of SX-2000 and SX-200 systems in the United Kingdom.

Fiscal 1998 revenue into Europe increased by 25 percent over Fiscal 1997 on higher alternate network access sales, higher PBX system sales, and to the effects of consolidating Plessey towards the end of Fiscal 1998.

Canada
Canadian  sales  (1999 - $71.1;  1998 - $53.7;  1997 -  $50.0)  increased  by 32 percent in Fiscal 1999 over Fiscal 1998 on higher semiconductor sales from the former Plessey operations and to higher SX-200 and sets sales in the Systems group.

The sales increase in Canada from Fiscal 1997 to Fiscal 1998 was 7 percent.

Other Regions
Sales into Other Regions (1999 - $221.6; 1998 - $137.0; 1997 - $104.1) increased
by  62  percent   principally  due  to  higher   semiconductor  sales  into  the
Asia/Pacific region which more than offset lower system sales in that area.

Fiscal 1998's increase of 32 percent in sales into Other Regions over Fiscal 1997 was due to higher IC sales in Asia/Pacific and to the effects of consolidating Plessey mid-way through the fourth quarter of Fiscal 1998.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 46 percent in Fiscal 1999, and 48 percent in Fiscal 1998 and Fiscal 1997. The lower Fiscal 1999 gross margin was negatively impacted by a higher proportion of manufacturing asset amortization expense driven by the recently acquired fabs, in addition to reduced margins in some Semiconductor products and to certain unfavorable manufacturing variances resulting from the fabs' excess capacity. The positive impacts of higher sales volumes of Systems products helped to reduce the negative impact of lower semiconductor margins.

The Fiscal 1998 gross margin remained stable relative to Fiscal 1997. The positive impact of higher sales volumes in systems and semiconductor products and of efficiency improvements in systems integration services helped to offset lower average selling prices in certain Systems products in Fiscal 1998.

OPERATING EXPENSES

Selling and Administrative
Selling and administrative ("S&A") expenses from continuing operations in Fiscal 1999 were $332.9, or 25 percent of sales, compared with $246.0, or 28 percent of sales, in Fiscal 1998. In Fiscal 1997, S&A expenses were $220.9, or 32 percent of sales. S&A expenses from continuing operations decreased as a percentage of sales primarily due to revenue growth and the inclusion of the former Plessey operations where S&A expenses as a percentage of sales were lower than Mitel's historical average. The improvement was partially offset by the effects of consolidating the recently-acquired advanced messaging and ISDN PBX businesses.

Fiscal 1998 S&A expenses from continuing operations decreased as a percentage of sales from Fiscal 1997 primarily due to strong revenue growth, spending restraints applied to marketing programs, higher efficiencies and focus in the sales channels and reduced corporate overhead costs. The improvement was partially offset by the effects of integrating the former Plessey operations and the other acquired remote access technology businesses.

Research and Development ("R&D")
R&D expenses from continuing operations amounted to $149.8, or 11 percent of revenue, for the year ended March 26, 1999. This compares to $52.0 and $50.0, or 6 and 7 percent of revenue, in the respective fiscal years of 1998 and 1997. These amounts were net of $23.7 (1998 - $40.7; 1997 - $11.9) in R&D government assistance, including ITCs. R&D increased due to the inclusion for a full fiscal year of the results of operations of the former Plessey group where R&D as a percentage of sales was higher than Mitel's historical average, and to higher spending in Mitel's other semiconductor operations.

(millions Cdn$)                       1999          1998           1997
                                  ------------------------------------------

R&D expenses                        $ 149.8        $ 52.0         $ 50.0
                                  ==========================================

Special Charges (net)
During the fourth quarter of Fiscal 1999, Mitel recorded a net pre-tax special charge of $10.1 comprising actions to rationalize certain aspects of the Systems group, net of a gain arising from the sale of certain non-strategic technology and other assets. The Systems actions reflected efforts to streamline North American and European sales channels, and to transfer the network access product manufacturing operations from North America to the United Kingdom, where the majority of the sales are generated. Also included in the charge was the cost of severance and related benefits, with the majority of the reduction taking place in the North American and Far East regions. Approximately 100 people are to be terminated as part of this rationalization program. All of these activities are expected to be substantially completed by December 1999. As at March 26, 1999, $4.5 of severance, benefits, facilities and other costs had been paid.

Amortization of Acquired Intangibles
Amortization of acquired intangibles increased in Fiscal 1999 to $22.4 from $1.8 in Fiscal 1998. The estimated useful life of acquired intangibles was reduced to two years from an average of five to fifteen years to better reflect the estimated period of advantage achieved by Mitel's recent acquisitions, and to be in line with evolving industry practices. The revision of the estimated useful life accounted for $14.7 of the total increase. The remainder of the increase over Fiscal 1998 resulted from the advanced messaging and ISDN PBX businesses acquired in the first quarter of Fiscal 1999.

INVESTMENT AND INTEREST INCOME
Investment and interest income was $5.9 for the year ended March 26, 1999 as compared to $5.7 in Fiscal 1998 and $9.6 in Fiscal 1997. Average cash balances and interest rates remained relatively stable to result in only a minor increase in interest income over last year. The Fiscal 1998 decrease from Fiscal 1997 was due to a gain realized from the sale of a non-strategic investment in Esprit Telecom (Jersey) Ltd. ("Esprit"). Esprit was sold in Fiscal 1997 for cash proceeds of $3.7, representing a total gain of $3.6, or $2.4 after-tax.

INTEREST EXPENSE
Interest expense from continuing operations, including $7.2 of non-cash debt issue and other costs expensed in connection with the partial debt repayment described below, was $30.7 for Fiscal 1999 compared to $7.2 and $2.4 for Fiscal 1998 and Fiscal 1997, respectively. The increase in interest resulted from the term loans incurred by the Company on February 12, 1998 in connection with the Plessey acquisition. On July 23, 1998, Mitel repaid $123.1 against the U.S. dollar term loans. Accordingly, a proportionate amount of the related deferred debt issue costs and deferred foreign exchange losses from continuing operations ($7.2) was recorded as additional interest expense in the second quarter of Fiscal 1999.

INCOME TAXES
Income tax expense for Fiscal 1999 was $17.5 compared to $30.5 and $20.6 for Fiscal 1998 and Fiscal 1997, respectively. The effective income tax rate, as a percentage of pre-tax income from continuing operations, was 30 percent, 25 percent and 35 percent in Fiscal 1999, Fiscal 1998 and Fiscal 1997, respectively. The increased effective tax rate in Fiscal 1999 was due to higher non-deductible intangible asset amortization, partially offset by permanent differences associated with European operations, lower taxes in Canada arising from higher interest costs related to the term loans, and to tax recoveries in Sweden. The Fiscal 1998 effective tax rate was lower than in Fiscal 1997 due to a lower U.K. group tax position, partially offset by higher provincial income taxes in Canada.

BACKLOG
As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter, or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At March 26, 1999, order backlog from continuing operations was $179.8, down from $221.3 at March 27, 1998. The decrease in backlog was attributable to a decrease in semiconductor orders arising partly from a reduction in order lead times. Most of the backlog is scheduled for delivery in the next twelve months.

(millions Cdn$)                     1999          1998           1997
                                ------------------------------------------

Backlog                           $ 179.8        $ 221.3       $ 135.1
                                ==========================================

Compared to Fiscal 1997, the increase in backlog of $44.7 from continuing operations at the end of Fiscal 1998 was mostly attributable to the acquisition of Plessey in the fourth quarter of that year and to increased Systems bookings.

LIQUIDITY AND CAPITAL RESOURCES
Mitel had cash, cash equivalents and short-term investment balances of $125.3 at March 26, 1999 compared to $151.7 at March 27, 1998. All of the March 26, 1999 cash balance was held in either cash or highly liquid cash equivalents. The decrease of $26.4 was mainly due to the first quarter acquisitions of the advanced messaging and ISDN PBX businesses which, together, amounted to $46.6, and charges to provisions related to integration costs for the Plessey operations, which were offset, in part, by net proceeds retained from the equity offering completed in the second quarter of Fiscal 1999.

Mitel has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, that were entered into on February 12, 1998 with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The principal of the AXELs Series B loan is payable quarterly on a graduated basis over five years and matures on December 2003. The principal of the Tranche A Term Loan is payable quarterly on a graduated basis over five years and matures on February 2003. The term loans bear interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring Mitel's ability to meet its obligations under the credit agreement. The term loans are subject to mandatory prepayments out of certain insurance proceeds, and defined excess cash flow received by Mitel and in the event of asset sales (other than inventory), equity offerings or debt issuance by Mitel. Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

On July 23, 1998, Mitel, through a syndicate of underwriters, issued 8 million common shares, at a price of $21.50 per share, for total proceeds of $172.0. Net proceeds to Mitel were $164.1, of which $123.1 was applied to repay a portion of the term loans. The balance of the proceeds was retained for general corporate purposes.

Cash flow from operations before working capital changes amounted to $166.3 during Fiscal 1999 compared to $125.6 in Fiscal 1998. Since March 27, 1998, Mitel's working capital, as reflected in the consolidated statements of cash flows, increased by $123.2 primarily due to higher receivables and inventory levels related to the growth in the business and payments made against the Plessey integration provisions. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Fixed asset and other additions were $63.0 during Fiscal 1999 compared with $8.3 in the previous year, excluding additions of $22.7 and $50.9 financed by capital lease for the two respective periods. The additions were primarily related to Semiconductor manufacturing capacity and technology enhancements as well as continuing improvements to Mitel's information technology resources.

Long-term debt decreased due to scheduled repayments of $9.6 and a prepayment of $123.1 against the term loans (described above).

As at March 26, 1999, Mitel's capitalization was comprised of 32 percent debt, 4 percent preferred equity, and 64 percent common equity. This compares to 49 percent debt, 4 percent preferred equity, and 47 percent common equity at the end of Fiscal 1998.

In addition to cash and cash equivalent balances of $125.3 as at March 26, 1999,
Mitel  has  an  unused  revolving   credit  facility  of  approximately   $110.7
(U.S.$73.5).

Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

YEAR 2000

What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in the possibility that computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Mitel has been working on the Year 2000 problem since 1997. A dedicated Year 2000 Program Management Office ("PMO") was established in February 1998 to address compliance both externally, to our customers and suppliers, and internally for Mitel's business processes. Mitel's internal processes include network and communications infrastructure, business software applications, manufacturing, distribution, facilities management, product development, sales, finance and human resources. Management presently believes that with modifications to Mitel's existing software and hardware and conversions to new software, the Year 2000 problem can be mitigated. Despite the extensive efforts dedicated to the Year 2000 Program, there can be no assurance that all Year 2000 date compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

Mitel has completed the evaluation of its major product offerings, including current and discontinued business telephone systems, peripherals and applications. The majority of products have been classified as compliant or having compliant versions.

Mitel has established a three-phase Year 2000 Readiness Program (the "Year 2000 Program") that addresses its key internal business processes and systems. Phase I was the Initial Assessment and included an overview of Mitel and an assessment of its awareness and readiness for Year 2000. Consultants were engaged to assist with this review and with any necessary remedial plans. Phase II was referred to as the Discovery and Strategy and involved the collection and assessment of a comprehensive inventory of all internal information systems equipment as well as a detailed assessment of the suppliers deemed to be affected by the Year 2000 Problem.

The third and current phase is the Implementation and consists of conversion, testing and deployment of identified mission critical systems as well as risk and contingency management activities. Presently the majority of Mitel's identified mission critical systems are Year 2000 ready. However, a small number of remediation projects are dependent upon third-party vendor negotiations currently underway with certain specified software and hardware suppliers. The remaining remediation projects are awaiting third-party software and hardware upgrades, and are on schedule to be brought to a compliant status before the end of June 1999. Mitel has started to address its non-mission critical systems and plans to have the majority of these systems Year 2000 ready by the end of calendar 1999. The integration testing of internal systems is also planned for the spring of calendar 1999. Mitel also initiated an internal audit process under which most of its major sites are being visited to ensure corporate guidelines and procedures are consistently applied.

Under its comprehensive Vendor Management Program, initiated during Phase II of the Year 2000 Program, Mitel is actively working with its suppliers to determine the extent to which their operations and the products and services they provide are Year 2000 ready and to monitor their progress toward Year 2000 capability. The highest priority is given to suppliers that are critical to the business. The program includes awareness letters, site visits, questionnaires as well as compliance agreement and warranties. Contingency plans, such as planned increased inventory levels or substitute suppliers, are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. Mitel has also developed contingency plans to address possible changes in customer order patterns due to Year 2000 issues. Management believes that Mitel achieved its target to have all "high risk" suppliers' assessments of their Year 2000 readiness completed and to have necessary contingency plans in place by March 31, 1999. Contingency plans will be reviewed on a regular basis as Mitel learns more about its suppliers' state of readiness. Mitel also conducts on-going monitoring of local utility suppliers and is presently updating its comprehensive Disaster Recovery Plan to accommodate Year 2000 related issues.

Mitel also initiated a comprehensive Distribution Management Program in the fourth quarter of Fiscal 1999, in order to assess the Year 2000 state of readiness of its distributors in a manner similar to its Vendor Management Program. The assessment phase is completed and contingency plans are presently being developed and should be completed by September 1999.

It is currently expected that the total incremental direct costs of the Year 2000 Program will not exceed $13.9. Approximately $7.4 has been spent on direct Year 2000 Program costs to date and was funded through operating cash flows. The program costs are primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation. As Mitel continues to assess the last phases of the Year 2000 Program, estimated costs may change.

Based on currently available information, management does not believe that the modifications and conversions discussed above, related to Mitel's internal systems or products sold to customers, will have a material adverse impact on Mitel's business, financial condition or results of operations. However, if such modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 problem could have a material adverse effect on Mitel's business, financial condition and results of operations. Management believes that the most reasonably likely worst case Year 2000 scenarios would relate to third party systems rather than Mitel's internal systems or products. Mitel believes the risks are greatest with utilities (e.g. electricity supply, water), telecommunications, transportation and critical suppliers that are outside Mitel's control.

OTHER

Asia/Pacific Economic Risk
The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1998 and through Fiscal 1999. This region represented 13 percent of Mitel's revenue from continuing operations for the year ended March 26, 1999 and 11 percent of revenue from continuing operations in Fiscal 1998. The majority of the Asia/Pacific sales relate to Semiconductor operations. Asia/Pacific receivables, net of reserves, were approximately 2 percent of Mitel's total assets as at March 26, 1999. To the extent the Asia/Pacific region grows in importance to Mitel, or that the factors affecting the region begin to adversely affect customers in other geographic locations, Mitel's business, operating results and financial condition could be adversely affected.

Foreign Currency Translation
Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity.

European Union and the Euro
On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will trade on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Mitel's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. Mitel does not expect any required system conversion costs to be material due to the existing ability to transact in multiple currencies. Due to significant uncertainties, Mitel cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on Mitel's financial condition or its results of operations.

Forward Looking Statements
Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Mitel, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of Mitel to attract and retain key employees.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the risk of loss that may impact Mitel's financial statements due to adverse changes in financial markets. Mitel is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Mitel uses certain derivative financial instruments including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Mitel does not hold or issue financial instruments for trading or speculative purposes.

Mitel currently uses forward contracts to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Mitel relate to the United States dollar and the British pound. At March 26, 1999, there was a net fair value of $0.2 unrealized loss on all forward contracts, which is calculated as the difference between the actual contract rates and the applicable rate that would be used to terminate the contracts, if that became necessary. Additional potential losses in the net fair value of these contracts, assuming a 10 percent depreciation in the U.S. dollar against all currencies, at March 26, 1999, would have been approximately $5.0. Because these contracts are entered into for hedging purposes, management believes that these potential losses would be largely offset by gains on the underlying firmly committed or anticipated transaction.

Interest rate swaps are used to manage the impact of interest rate changes on earnings and cash flows and also to lower overall borrowing costs. Mitel's main exposure to interest rate risk relates to its United States dollar denominated long term debt. Mitel monitors its interest rate risk on the basis of changes in fair value. Assuming a 10 percent downward shift in interest rates at March 26, 1999, the potential loss in the net fair value of interest rate swaps and the underlying hedged debt would have been nil because these two items are equal and offsetting. Under the same assumption, the potential loss in the net change in fair value of unhedged debt would have been immaterial because substantially all of the United States dollar denominated long term debt is hedged.

In accordance with Mitel policy, cash equivalent and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year.

The estimated potential losses, as discussed above, assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in market factors and do not represent projected losses in fair value that Mitel expects to incur. Future impacts would be based on actual developments in global financial markets. Management does not foresee any significant changes in the strategies used to manage interest and foreign exchange rate risks in the near future.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

         Auditors' Report to the Shareholders

         Consolidated Balance Sheets as at March 26, 1999 and March 27, 1998

         Consolidated Statements of Income and Retained Earnings for the years ended March 26, 1999, March 27, 1998 and March 28, 1997

         Consolidated  Statements  of Cash Flows for the years  ended  March 26,
           1999,  March  27,  1998 and March 28,  1997

         Notes to the Consolidated Financial Statements


AUDITORS' REPORT

To the Shareholders of Mitel Corporation:

We have audited the consolidated balance sheets of Mitel Corporation as at March 26, 1999 and March 27, 1998 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended March 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 26, 1999 and March 27, 1998 and the results of its operations and its cash flows for each of the years in the three year period ended March 26, 1999 in accordance with accounting principles generally accepted in Canada.


Ottawa, Canada                            /s/ Ernst & Young LLP
                                          ---------------------
May 6, 1999                               Chartered Accountants

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)

                                                                        March 26,       March 27,
                                                                          1999            1998
                                                                      -------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   125.3        $   117.2
  Short-term investments                                                         --             34.5
  Accounts receivable (notes 4 & 23)                                          326.3            302.3
  Inventories (note 5)                                                        198.1            162.2
  Prepaid expenses and other                                                   27.4             27.3
                                                                           -------------------------
                                                                              677.1            643.5

Long-term receivables (note 6)                                                 35.4             27.9
Fixed assets (note 7)                                                         507.7            549.3
Acquired intangible assets (note 8)                                            56.7             13.9
Patents, trademarks and other (note 9)                                         23.4             17.4
                                                                           -------------------------

                                                                          $ 1,300.3        $ 1,252.0
                                                                          ==========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 10)                      $   254.1         $  290.7
  Income and other taxes payable                                               11.8             33.9
  Deferred revenue                                                             36.6             32.7
  Current portion of long-term debt (note 11)                                  37.6             40.3
                                                                          --------------------------
                                                                              340.1            397.6
Long-term debt (note 11)                                                      276.5            379.6
Pension liability (note 26)                                                    13.2             12.2
Deferred income taxes                                                          23.2             27.1
                                                                          --------------------------
                                                                              653.0            816.5
                                                                          --------------------------

Commitments and contingencies (notes 12 & 13)

Shareholders' equity:
  Capital stock (note 14)
     Preferred shares                                                          37.2             37.2
     Common shares (1999 - 116,705,531; 1998 - 108,394,631)                   331.2            157.3
  Contributed surplus (note 14)                                                32.3             32.3
  Retained earnings                                                           218.4            202.9
  Translation account (note 15)                                                28.2              5.8
                                                                          --------------------------
                                                                              647.3            435.5
                                                                          --------------------------
                                                                          $ 1,300.3        $ 1,252.0
                                                                          ==========================

On behalf of the Board:
Dr. Henry Simon, Director                              Kirk K. Mandy, Director

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)

                                                            Years Ended
                                               March 26,      March 27,     March 28,
                                                  1999           1998         1997
                                             ------------------------------------------

Retained earnings, beginning of year                $ 202.9       $ 114.2     $   79.4

Net income                                             26.2          91.9         38.0
                                                    ----------------------------------
                                                      229.1         206.1        117.4

Cost of common share issue (note 14)                   (7.5)           --           --

Dividends on preferred shares (note 14)                (3.2)         (3.2)        (3.2)
                                                   -----------------------------------

Retained earnings, end of year                      $ 218.4       $ 202.9      $ 114.2
                                                   ===================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
           (in millions of Canadian dollars, except per share amounts)

                                                                                  Years Ended
                                                                    March 26,       March 27,       March 28,
                                                                      1999            1998            1997
                                                                 --------------------------------------------

Revenue (note 16)                                                  $1,310.4       $  881.4         $  695.5
                                                                   ----------------------------------------

Cost of sales (note 16):
  Cost of sales other than amortization                               645.6          432.6            344.4
  Amortization of manufacturing assets                                 66.8           25.0             15.1
                                                                   ----------------------------------------
                                                                      712.4          457.6            359.5
                                                                   ----------------------------------------
Gross margin                                                          598.0          423.8            336.0
                                                                   ----------------------------------------

Expenses:
  Selling and administrative                                          332.9          246.0            220.9
  Research and development (net) (note 17)                            149.8           52.0             50.0
  Amortization of acquired intangibles (note 8)                        22.4            1.8              0.7
  Special charges (net) (note 18)                                      10.1             --             13.0
                                                                   ----------------------------------------
                                                                      515.2          299.8            284.6
                                                                   ----------------------------------------
Operating income from continuing operations                            82.8          124.0             51.4

Investment and interest income (note 19)                                5.9            5.7              9.6
Interest expense (note 11)                                            (23.5)          (7.2)            (2.4)
Debt issue and other costs (note 11)                                   (7.2)            --               --
                                                                   ----------------------------------------

Income from continuing operations before income taxes                  58.0          122.5             58.6

Income tax expense (note 20)                                           17.5           30.5             20.6
                                                                   ----------------------------------------

Net income from continuing operations                                  40.5           92.0             38.0
                                                                   ----------------------------------------

Income (loss) from discontinued operations (note 21)                    2.0           (0.1)              --
Estimated loss on disposal of discontinued operations (note 21)       (16.3)            --               --
                                                                   ----------------------------------------
                                                                      (14.3)          (0.1)              --
                                                                   ----------------------------------------

Net income                                                         $   26.2       $   91.9         $   38.0
                                                                   ========================================

Net income attributable to common shareholders
 after preferred share dividends                                   $   23.0       $   88.7         $   34.8
                                                                   ========================================

Net income per common share (notes 3 & 14):
   Net income per common  share from continuing operations:
      Basic                                                        $   0.33       $   0.82         $   0.32
                                                                   ========================================
      Fully diluted                                                $   0.32       $   0.80         $   0.32
                                                                   ========================================
   Net income per common share:
      Basic                                                        $   0.20       $   0.82         $   0.32
                                                                   ========================================
      Fully diluted                                                $   0.20       $   0.80         $   0.32
                                                                   ========================================
Weighted average number of common shares outstanding (millions)
      Basic                                                           114.0          107.8            107.3
                                                                   ========================================
      Fully diluted                                                   115.9          114.0            110.5
                                                                   ========================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)

                                                                                        Years ended
                                                                           March 26,       March 27,       March 28,
                                                                             1999            1998            1997
                                                                           -----------------------------------------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income                                                               $   26.2        $  91.9          $  38.0
  Amortization of capital and other assets                                    143.2           50.8             33.5
  Estimated loss on disposal of discontinued operations                        16.3             --                -
  Investment tax credits                                                       (7.0)         (18.0)               -
  Special charges                                                               0.5             --              5.3
  Gain on sale of capital assets                                               (6.0)          (0.7)            (4.5)
  Deferred income taxes                                                        (7.8)           0.6             (0.2)
  Change in pension liability                                                   0.9            1.0              0.6
  Increase in working capital (note 28)                                      (123.2)         (50.2)            (6.6)
                                                                           ----------------------------------------

    Total                                                                      43.1           75.4             66.1
                                                                           ----------------------------------------

Investing activities:
  Change in short-term investments                                             34.5           53.3             (2.9)
  Additions to capital and other assets                                       (63.0)          (8.3)           (42.6)
  Proceeds from disposal of capital assets                                     11.9            7.2              5.0
  Acquisitions (note 22)                                                      (46.6)        (343.8)            (5.1)
  Net change in non-cash balances related to investing activities               5.7           (0.2)             5.4
                                                                           ----------------------------------------

     Total                                                                    (57.5)        (291.8)           (40.2)
                                                                           ----------------------------------------

Financing activities:
  Increase in long-term debt                                                    0.4          339.7              2.2
  Repayment of long-term debt                                                (132.7)         (10.6)           (23.5)
  Repayment of capital lease liabilities                                       (9.0)         (42.4)            (3.4)
  Debt issue costs                                                             (2.0)         (10.9)              --
  Dividends on preferred shares                                                (3.2)          (3.2)            (3.2)
  Issue of common shares - net (note 14)                                      166.4            4.0              2.7
  Net change in non-cash balances related to financing activities                --             --              0.8
                                                                           ----------------------------------------

     Total                                                                     19.9          276.6            (24.4)
                                                                           ----------------------------------------

Effect of currency translation on cash                                          2.6            1.5              1.6
                                                                           ----------------------------------------

Increase in cash and cash equivalents                                           8.1           61.7              3.1

Cash and cash equivalents, beginning of year                                  117.2           55.5             52.4
                                                                           ----------------------------------------

Cash and cash equivalents, end of year                                     $  125.3        $ 117.2          $  55.5
                                                                           ========================================

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)

1.       NATURE OF OPERATIONS

         Mitel is an international communications products supplier. The Company's principal business segments comprise the manufacture and distribution of communications systems and microelectronic components. The principal markets for the Company's products are the United States, Europe, Canada and the Asia/Pacific region.

2.       ACCOUNTING POLICIES

         These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 25.

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

(C)      CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

         The Company has adopted the new recommendations of Section 1540 of the CICA Handbook "Cash Flow Statements" and has restated the comparative years' financial information to conform to this revised standard.

         All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash equivalents approximates the amounts shown in the financial statements. Short-term investments comprise highly liquid low risk debt instruments with terms of usually not greater than one year. Short-term investments are carried at fair value, which approximates their cost.

(D)      INVENTORIES

         Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and current replacement cost for raw materials. The cost of inventories includes material, labour and manufacturing overhead.

(E)      CAPITAL AND OTHER ASSETS

         Capital assets are initially recorded at cost, net of related research and development and other government assistance. Goodwill is initially recorded at the excess of the Company's cost over the amount of the fair value of the net identifiable assets acquired in a business combination. The Company evaluates the realizability of these assets based upon the expected future undiscounted cash flows of the related assets.

         Amortization is provided on the bases and at the rates set out below:

Assets                                      Basis                    Rate
-------------------------------------------------------------------------------
Buildings                                   Straight-line                  4  %
Equipment                                   Declining balance        20 - 30  %
                                            Straight-line            10 - 33.3%
Goodwill and other acquired intangibles     Straight-line                 50  %
Patents and trademarks                      Straight-line            10 - 33.3%

         Prior to Fiscal 1999, the estimated useful life of acquired intangibles and goodwill ranged from five to fifteen years. During the fourth quarter of Fiscal 1999, management revised the estimated technological useful life of these assets. The effect of prospectively applying this revision was an incremental amortization of $14.7, or $0.13 per share, in the fourth quarter of Fiscal 1999.

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

(I)      INCOME TAXES

         Income taxes are accounted for using the deferred tax allocation method under which the income tax provision is based on the income reported in the accounts. Investment tax credits ("ITC") are taken into income on the same basis as the related expenditures are charged to income or applied against acquired fixed assets, as applicable, provided the Company expects the credits to be realized. Management periodically reviews the reasonable assurance of realizing the ITC carryforward and timing difference benefits in the determination of their accounting recognition. Such review may result in the recording of the accounting benefit for these timing differences and ITC carryforwards, as the circumstances warrant, and the recognition of loss carryforwards, as realized.

(J)      DEVELOPMENT COSTS

         The Company interprets the criteria for deferral of development costs on a very stringent basis under which few, if any, costs qualify for deferment. In the three years ended March 26, 1999, all development costs, except acquired intangibles purchased in a business combination, were expensed as incurred. Management periodically evaluates the realizability of the purchased development costs based upon the expected future undiscounted cash flows of the related assets.

3.       SUPPLEMENTARY INCOME INFORMATION

         As a supplementary measure to assess financial performance, management utilizes Adjusted Net Income and Adjusted Net Income per common share which exclude the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment, and discontinued operations. The
         Adjusted Net Income and Adjusted Net Income per common share are as follows:

                                                                                 1999            1998           1997
                                                                             -----------     -----------     ---------

          Net income as reported                                               $  26.2        $  91.9          $  38.0

          Adjusted Net Income, as adjusted for:
            Amortization of acquired intangibles                                  22.4            1.8              0.7
            Special charges (net)                                                 10.1             --             13.0
            Debt issue and other costs                                             7.2             --               --
            (Income) loss from discontinued operations                            (2.0)           0.1               --
            Estimated loss on disposal of discontinued operations                 16.3             --               --
                                                                               -------        -------          -------

          Adjusted Net Income                                                  $  80.2        $  93.8          $  51.7
                                                                               =======        =======          =======

          Adjusted Net Income per common share - basic                         $  0.67        $  0.84          $  0.45
                                                                               =======        =======          =======

4.       ACCOUNTS RECEIVABLE

         Included in accounts receivable was an allowance for doubtful accounts of $8.7 (1998 - $10.2). Also included in accounts receivable was an amount of $16.9 (1998 - $32.5) for unbilled accounts on long-term contracts (see also note 6).

5.       INVENTORIES
                                                      1999         1998
                                                    --------------------
           Raw materials                            $  47.8      $  53.4
           Work-in-process                             86.1         60.3
           Finished goods                              64.2         48.5
                                                    --------------------

                                                    $ 198.1       $162.2
                                                    ====================

6.       LONG-TERM RECEIVABLES

                                                                                         1999         1998
                                                                                        -------------------
           Investment tax credits recoverable                                           $ 17.3       $ 10.7
           Promissory note, bearing interest at 10%, due in March 2011 and
             against which a first deed on property was pledged as security               10.5         10.3
           Other long-term receivables                                                     7.6          6.9
                                                                                        -------------------
                                                                                        $ 35.4       $ 27.9
                                                                                        ===================

7.       FIXED ASSETS
                                                        1999         1998
                                                    ---------------------
           Cost:
             Land                                   $   13.4     $   13.2
             Buildings                                 169.1        173.5
             Equipment                                 553.5        514.4
             Equipment under capital leases            148.4        130.1
                                                    ---------------------
                                                       884.4        831.2
                                                    ---------------------
           Less accumulated amortization:
             Buildings                                  80.8         71.0
             Equipment                                 243.6        175.7
             Equipment under capital leases             52.3         35.2

                                                        ---------------------
                                                           376.7        281.9
                                                        =====================
                                                        $  507.7     $  549.3
                                                        =====================


8.       ACQUIRED INTANGIBLE ASSETS
                                                    1999         1998
                                                   ----------------------
           Cost:
             In-process technology                 $     8.1     $    2.7
             Developed technology                       34.4          9.0
             Customer base and work force               11.9           --
             Goodwill                                   24.8          3.7
                                                   ----------------------
                                                        79.2         15.4
                                                   ----------------------
           Less accumulated amortization:
             In-process technology                       1.7          0.1
             Developed technology                       10.9          0.6
             Customer base and work force                2.9            -
             Goodwill                                    7.0          0.8
                                                   ----------------------
                                                        22.5          1.5
                                                   ----------------------
                                                   $    56.7     $   13.9
                                                   ======================

9.       PATENTS, TRADEMARKS AND OTHER

                                                     1999         1998
                                                   ---------------------
           Cost:
             Patents and trademarks                $   16.3     $   14.3
             Deferred debt issue costs                  8.5         10.5
             Deferred foreign exchange loss            10.5           --
                                                   ---------------------
                                                       35.3         24.8
                                                   ---------------------
           Less accumulated amortization:
             Patents and trademarks                     9.8          7.2
             Deferred debt issue costs                  2.1          0.2
                                                   ---------------------
                                                       11.9          7.4
                                                   =====================
                                                   $   23.4     $   17.4
                                                   =====================

         On February 12, 1998, the Company entered into a credit agreement with a syndicate of lenders for total debt facilities of U.S. $310.0 (see also note 11). The facilities were used to acquire the Plessey Semiconductors Group ("Plessey") (see also note 22) as well as to provide a line of credit for general corporate purposes. The Company incurred $12.9 in respect of associated debt issue costs. These costs were deferred and will be amortized over the life of the debt and in pro rata amounts related to early prepayments against the term loans.

10.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES


                                                                                        1999         1998
                                                                                      ---------------------

           Trade payables                                                             $   79.4     $   82.2
           Restructuring and other provisions (see also notes 18 & 22)                    35.3         59.3
           Employee-related payables                                                      38.4         36.4
           Other accrued liabilities                                                      75.0        112.8
           Provision for estimated loss on disposal of discontinued
             operations (note 21)                                                         26.0           --
                                                                                      ---------------------
                                                                                      $ 254.1      $ 290.7
                                                                                      =====================


11.      LONG-TERM DEBT

                                                                                                                1999         1998
                                                                                                               ---------------------
           AXELs  Series B, at a variable  interest  rate based on the lower of a defined  base rate or a successive  three month LIBOR rate plus 2.25%;  at March 26, 1999 the effective  interest rate was 8.04% (1998 - 8.25%);  with quarterly  installments  and due December  2003.  (1999 - U.S.
           $118.4; 1998 - U.S. $150.0)                                                                         $ 178.2      $ 211.9

           Tranche A Term Loan, at a variable  interest rate based on the lower of a defined base rate or a successive three month LIBOR rate plus 1.75%; at March 26, 1999 the effective  interest rate was 7.79% (1998 - 8.00%);  with quarterly  installments  and due February  2003.  (1999 - U.S.
           $27.5; 1998 - U.S. $85.0)                                                                              41.2        119.7

           Capital leases and other,  at rates varying from 5.8% to 12.2% with payment terms ranging from
           1 to 5 years (1998 - 3.4% to 12.2% with payment terms ranging from 3 to 5 years)                       90.5         84.5

           Non-interest  bearing  1996  Canada-Quebec  government  loan,  repayable in three equal annual
           installments commencing July, 2001                                                                      4.2          3.8
                                                                                                               ---------------------
                                                                                                                 314.1        419.9
           Less current portion                                                                                   37.6         40.3
                                                                                                               --------------------

                                                                                                               $ 276.5      $ 379.6
                                                                                                               =====================

         During Fiscal 1998, the Company entered into a credit agreement in the amount of U.S. $310.0 with Goldman Sachs Credit Partners L.P. ("GSCP"), as advisor, arranger, lender, and syndication agent; certain financial institutions as lenders; and the Canadian Imperial Bank of Commerce ("CIBC"), as lender and administrative agent for the lenders. The credit agreement provided senior secured credit facilities consisting of: (i) a 5 year Tranche A Term Loan amounting to U.S.$85.0; (ii) a 6 year Amortization Extended Term Loan (AXELs) Series B loan amounting to U.S.$150.0; and (iii) a 5 year revolving credit facility amounting to U.S.$75.0 (see also note 27). The proceeds from the term loans were used to fund the acquisition of 100 percent of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey (see also note 22).

         To secure the credit agreement obligations, the Company granted to the lenders a first priority lien on substantially all of its personal property and certain of its real property, including a pledge of all of the capital stock of each of its principal subsidiaries. Certain restrictive covenants and financial ratios required to be maintained are set out for the purpose of measuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuances, certain insurance proceeds, and defined excess cash flow. Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a prorata basis toward the senior secured term loans. The Company believes it is in compliance with the obligations and restrictive covenants under the credit agreement.

         On July 23, 1998, the Company, through a syndicate of underwriters, issued 8 million common shares at a price of $21.50 per share and for total proceeds of $172.0 (see also note 14). Net proceeds of $164.1 were received by the Company, of which $123.1 was applied to repay a portion of the AXELs Series B and Tranche A term loans. The balance of the proceeds was retained for general corporate purposes.

         Future minimum lease payments of the obligations under capital leases total $99.1 of which $31.5, $28.3, $21.5, $14.7, and $3.1 relate to fiscal years 2000 to 2004 and beyond respectively. Interest costs of $9.2 are included in the total future lease payments.

         Scheduled principal repayments, excluding obligations under capital leases, during the next five fiscal years are: 2000 - $10.4; 2001 - $11.3; 2002 - $14.4; 2003 - $57.7; 2004 - $130.1. Interest expense, including the portion related to discontinued operations, related to long-term debt was $37.7 in Fiscal 1999 (1998 - $7.6; 1997 - $2.3).

12.      COMMITMENTS

         (A)      OPERATING LEASES

                  The future minimum lease payments for operating leases for which the Company was committed were as follows: 2000 - $24.2; 2001 - $20.6; 2002 - $12.1; 2003 - $7.7; 2004 - $6.3; 2005 and
                  beyond - $33.5.

         (B)      LETTERS OF CREDIT

                  The Company had letters of credit outstanding as at March 26, 1999 of approximately $14.2 to secure duty charges.

13.      CONTINGENCIES

         (a) The Company is a defendant in a number of lawsuits and party to a number of other claims or potential claims that have arisen in the normal course of its business. In the opinion of the Company's legal counsel, any monetary liability or financial impact of such lawsuits and claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company or the consolidated results of its operations (see also note 17).

         (b)      Year 2000 Issue:

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

14.      CAPITAL STOCK

         The Company's authorized capital stock consists of an unlimited number of preferred and common shares.

           Shares outstanding                        1999            1998
                                                 ----------------------------

           Preferred shares - R&D series           1,616,300        1,616,500
           Common shares                         116,705,531      108,394,631

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

         Purchase Obligation - Commencing January 1, 1989, the Company was required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $25.00 per share plus costs of purchase. The difference between the stated capital of the repurchased shares over the consideration paid for such shares is recorded against contributed surplus.

 (B)     COMMON SHARES

         An analysis of the changes in the number of common shares and the amount of share capital for the three years ended March 26, 1999 is as follows:

                                                                 Number           Amount
                                                              ----------------------------

           Balance, March 29, 1996                            106,084,494          $ 150.6
           Exercise of warrants                                 1,000,000              1.7
           Exercise of employee stock options                     330,137              1.0
                                                              ----------------------------

           Balance, March 28, 1997                            107,414,631            153.3
           Exercise of employee stock options                     980,000              4.0
                                                              ----------------------------

           Balance, March 27, 1998                            108,394,631            157.3

           Public share offering, July 23, 1998                 8,000,000            172.0

           Exercise of employee stock options                     310,900              1.9
                                                              ----------------------------

           Balance, March 26, 1999                            116,705,531          $ 331.2
                                                              ============================

(C)      NET INCOME PER COMMON SHARE

         The net income per common share figures were calculated based on net income from continuing operations and net income, as applicable, after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective fiscal years. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds which would have been received.

(D)      DIVIDEND RESTRICTIONS ON COMMON SHARES

         The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment.

         Pursuant to the terms of the credit agreement described in note 11, the Company is required to maintain a minimum net worth, thereby limiting the amount of dividends that could be paid out. The preferred shares dividend has not violated this covenant. No common share dividend is currently being paid out.

(E)      STOCK OPTION PLANS

         At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors. Certain amendments to the plan were approved by the shareholders at the 1993, 1995 and 1998 Annual General Meetings allowing for 1,000,000, 2,000,000 and 10,200,000 additional shares, respectively, to be made available for grant. Available for grant at March 26, 1999 were 10,465,525 (1998 - 243,525; 1997 - 1,113,525)
         shares. All options granted have up to maximum ten year terms and become fully exercisable at the end of four years of continuous employment.

         A  summary  of  the  Company's   stock  option   activity  and  related
         information for the three years ended March 26, 1999 is as follows:


                                                    1999                              1998                              1997
                                       ------------ ----------------     ------------ ----------------  ------------ ---------------
                                                       Weighted                          Weighted                       Weighted
                                                        Average                           Average                        Average
                                         Options    Exercise Price         Options    Exercise Price      Options    Exercise Price
                                       ------------ ----------------     ------------ ----------------  ------------ ---------------
        Outstanding options:
          Balance, beginning of year     6,251,888     $ 12.30             3,238,638     $  5.71          2,902,525      $ 4.54
          Granted                          403,000     $ 19.40             4,237,750     $ 15.19            713,500      $ 9.23
          Exercised                       (310,900)    $  6.12              (980,000)    $  4.12           (330,137)     $ 2.95
          Cancelled                       (425,000)    $ 15.38              (244,500)    $  7.87            (47,250)     $ 6.06
                                       ------------ ----------------     ------------ ----------------  ------------ ---------------

        Balance, end of year             5,918,988     $ 12.89             6,251,888     $ 12.30          3,238,638      $ 5.71
                                       ============ ================     ============ ================  ============ ===============

        Exercisable, end of year         2,367,963     $  9.55             1,303,407     $  5.18          1,580,776      $ 3.75
                                       ============ ================     ============ ================  ============ ===============


        Weighted  average  fair value
        price of options granted during
        the year using the Black-Scholes
        fair value option pricing model
        (See also note 25.)                            $ 10.40                           $  8.07                         $ 4.54
                                                    ================                  ================               ===============


A summary of options outstanding at March 26, 1999 is as follows:

------------------------------------------------------------------------------------------------------------------------------
           ------------------------------- Total Outstanding  ---------------------------------   --------Total Exercisable---------
                                              Weighted Average      Weighted Average Remaining                      Weighted Average
            Exercise Price        Options      Exercise Price            Contractual Life                Options      Exercise Price
           ------------------ ------------- --------------------- ------------------------------- --------------- ------------------
           $  1.10 - $ 2.39       358,225         $  1.92                    4 years                    358,225            $  1.92
           $  3.90 - $ 5.75       381,350         $  5.14                    5 years                    381,350            $  5.14
           $  6.39 - $ 9.20     1,219,413         $  7.29                    7 years                    623,013            $  7.32
                $ 9.32            427,000         $  9.32                    7 years                    213,500            $  9.32
           $  9.41 - $11.73       390,750         $  9.98                    8 years                     82,250            $  9.77
                $17.78          2,838,500         $ 17.78                    5 years                    709,625            $ 17.78
           $ 17.84 - $30.00       303,750         $ 21.04                    5 years                          -                  -
                              =============                                                       ===============
                                5,918,988                                                             2,367,963
                              =============                                                       ===============

15.      TRANSLATION ACCOUNT

         The following table summarizes changes in the translation account:

                                                                          1999             1998             1997
                                                                     ---------------- --------------- -----------------

           Balance, beginning of year                                          $ 5.8           $ 2.5             $ 3.3

           Increase (decrease):
           Movements in exchange rates -
             U.S. dollar                                                        18.3            (2.1)                -
             U.K. pound sterling                                                 3.1             7.2               5.4
             Swedish krona                                                       1.4            (1.0)             (4.4)
             Other currencies                                                    1.2            (1.0)                -
           Reduction of net investments in subsidiaries                         (1.6)            0.2              (1.8)
                                                                     ---------------- --------------- -----------------
           Balance, end of year                                                $28.2           $ 5.8             $ 2.5
                                                                     ================ =============== =================

16.      SERVICE REVENUE

         During the year, revenue from providing support services amounted to $99.8 (1998 - $82.0; 1997 - $70.5). The cost of sales related to providing these services during Fiscal 1999 amounted to $63.9 (1998 - $51.4; 1997 - $47.0).

17.      INVESTMENT TAX CREDITS AND GOVERNMENT ASSISTANCE

         During the year, the Company recognized Canadian ITCs and other funding of $23.7 (1998 - $40.7; 1997 - $11.9) related to eligible R&D expenditures. Contributions of $5.0 made to the Company in prior years under the Microelectronics and System Development Program, a federal assistance program, are contingently repayable if the resulting technology is commercially successful. The contributions are repayable based on a percentage of related sales over a period not to exceed ten years and ending on June 30, 2004. Any amount unpaid at the end of the ten year period would be forgiven. The total amounts repaid and repayable to March 26, 1999 were negligible.

18.      SPECIAL CHARGES

         During the fourth quarter of Fiscal 1999, the Company recorded a net pre-tax special charge of $10.1 related to the rationalization of certain Company business segments, net of a gain of $6.0 on the disposal of certain non-strategic technology and other assets. The rationalization related to steps taken to streamline North American and European sales channels, and to transfer the network access product manufacturing operations from North America to the United Kingdom, where the majority of the sales are generated. Also included in the charge was the cost of severance and related benefits, with the majority of the reduction taking place in the North American and Far East regions. Approximately 100 people are to be terminated as part of this rationalization program. All of these activities are expected to be substantially completed by December 1999. As at March 26, 1999, $4.5 of severance, benefits, facilities and other costs had been paid, and the balance of the special charge included in accounts payable and accrued liabilities amounted to $10.8.

         In Fiscal 1997, the Company recorded a charge of $13.0 comprising $8.0 relating to the restructuring of the Mitel Communications Systems group and a write-off of $5.0 on the investment and related assets in the Company's joint venture in China. The restructuring program related to this provision was completed during Fiscal 1999.

19.      INVESTMENT AND INTEREST INCOME

         On September 27, 1996, the Company sold its equity interest in Esprit Telecom (Jersey) Ltd. (Esprit), a non-strategic holding which was carried at a nominal cost. The gain on the sale of shares in Esprit was $3.6 and was included in investment and interest income in Fiscal 1997.

20.      INCOME TAXES

         Details of income taxes were as follows:

                                                                                     1999          1998          1997
                                                                                  ------------ ------------- -------------
           Income from continuing operations before income taxes:
           Canadian                                                                    $ 53.0        $115.1        $ 52.5
           Foreign                                                                        5.0           7.4           6.1
                                                                                  ============ ============= =============
                                                                                       $ 58.0        $122.5        $ 58.6
                                                                                  ============ ============= =============
           Income tax expense (recovery):
           Current
             Canadian                                                                  $ 20.9        $ 28.8        $ 14.9
             Foreign                                                                      4.4           1.1           7.0
           Deferred
             Foreign                                                                     (7.8)          0.6          (1.3)
                                                                                  ============ ============= =============
                                                                                       $ 17.5        $ 30.5        $ 20.6
                                                                                  ============ ============= =============


         Deferred taxes on income generally result from timing differences primarily in the recognition of tax loss carryforwards.

         The income tax expense reported differs from the amount computed by applying the Canadian rates to the income before income taxes. The reasons for these differences and their tax effects were as follows:


                                                                                        1999         1998         1997
                                                                                   ------------ ------------ ------------

           Expected tax rate                                                               40%          40%          40%
                                                                                   ------------ ------------ ------------

           Expected tax expense                                                         $ 23.2       $ 49.0       $ 23.4
           Foreign tax rate differences                                                   (7.0)        (1.1)        (2.2)
           Tax effect of losses not recognized                                             9.7          0.7          8.7
           Tax effect of realizing benefit of prior
             years' loss carryforwards and timing differences                            (11.7)       (18.0)       (13.9)
           Corporate minimum taxes                                                         1.5          0.7          3.2
           Other                                                                           1.8         (0.8)         1.4
                                                                                   ------------ ------------ ------------

           Income tax expense                                                           $ 17.5       $ 30.5       $ 20.6
                                                                                   ============ ============ ============


         Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The income before income taxes attributable to all foreign operations was $5.0 (1998 - $7.4; 1997 - $6.1).

         As at March 26, 1999, the Company had tax loss carryforwards of approximately $125.0 for which an accounting benefit was recognized on approximately $15.0 of these tax losses. The remaining tax loss carryforwards are available to reduce future years' income for tax purposes. The tax loss carryforwards for which an accounting benefit has been recognized do not expire while the remaining tax loss carryforwards expire as follows: 2003 - $14.7; 2004 - $8.5; 2005 - $13.9; 2006 to 2014 - $72.9. The tax loss carryforwards relate to operations in the United States, the United Kingdom, Germany, France and Hong Kong. As at March 26, 1999, the Company had Canadian ITC carryforwards of approximately $41.7, which are available to reduce future years' income taxes, for which the benefit was recognized in these financial statements. These ITCs expire during the years from 2001 to 2009. In addition, the Company had timing differences of approximately $44.0 for which no accounting benefit was recognized.

21.      DISCONTINUED OPERATIONS

         On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey group acquired in Fiscal 1998 (see also note 22). Management expects to sell or otherwise dispose the Lincoln business within the next fiscal year. Accordingly, the operations related to this business are accounted for as discontinued operations.

         Sales applicable to Lincoln for Fiscal 1999 and Fiscal 1998 were $74.3 and $7.1, respectively. The income (loss) before income taxes includes allocated interest expense related to long-term debt of $7.0 and $0.5 in 1999 and 1998, respectively. Interest expense was allocated to discontinued operations based on a ratio of Lincoln revenue to total Plessey revenue. For Fiscal 1999, the Company recorded income from discontinued operations of $2.0 (1998 - loss of $0.1) including income tax recoveries of $0.8 (1998 - $0.1). The estimated loss on disposal of Lincoln was $16.3, net of estimated income tax recoveries of $9.7. Basic and fully diluted loss per common share from discontinued operations were $0.13 and $0.12, respectively, for Fiscal 1999 and $nil for Fiscal 1998 and 1997.

         As at March 26, 1999, total net assets related to Lincoln included inventories of $18.2 (1998 - $22.3), fixed assets of $13.6 (1998 -
         $15.5) and current liabilities of $14.3 (1998 - $19.5).

22.      ACQUISITIONS

(A) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operated as the Advanced Messaging business unit under the name Baypoint Innovations, for cash consideration of U.S.$22.0. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets that include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net identifiable assets amounted to $0.6, which was recorded as goodwill. The identifiable intangible assets and the goodwill are amortized over a two year period (see also note 1(F)). The allocation to net identifiable assets included $2.9 in respect of the acquisition costs and costs to integrate the operations of the acquired company. As at March 26, 1999, the liability in respect of acquisition and integration costs was $1.3. The purchase transaction was summarized as follows:

         Net assets acquired, at approximate fair values:

           Current assets                                              $   6.6
           Capital assets                                                 39.2
                                                                  -------------
           Total assets                                                   45.8
                                                                  -------------

           Current liabilities                                             7.2
                                                                  -------------

           Total net assets                                             $ 38.6
                                                                  =============

           Cash consideration                                           $ 38.6
                                                                  =============

         Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of the Fiscal 1999 is not presented due to the insignificant impact on the Company's results of operations.

(B)      On May  19,  1998,  the  Company  acquired  the  products,  technology, research and development facilities and sales and marketing organization of Glasgow-based TSc for cash consideration of $8.0. TSc, now defined as ISDN PBX, provides ISDN business products for the small to medium enterprise market. The acquisition was accounted for by the application of the purchase accounting method in which the results of operation were included in the Company's accounts from the date of acquisition. An amount of $4.5 was allocated to identifiable intangible assets relating to completed research and development. The difference between the purchase price and the fair value of the net identifiable assets amounted to $2.0, which was recorded as goodwill. The completed research and development and the goodwill are being amortized over a two year period (see also note 1 (F)). The allocation to net identifiable assets included $2.0 in respect of the acquisition costs and costs to integrate the operations of the acquired company. As at March 26, 1999, the liability in respect of acquisition and integration costs are $nil. The purchase transaction was summarized as follows:

Net assets acquired, at approximate fair values:

  Current assets                                               $  2.4
  Capital assets                                                  7.6
                                                         -------------
  Total assets                                                   10.0
                                                         -------------

  Current liabilities                                             2.0
                                                         -------------

  Total net assets                                             $  8.0
                                                         =============

  Cash consideration                                           $  8.0
                                                         =============

Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of the Fiscal 1999 is not presented due to the insignificant impact on the Company's results of operations.

(C) On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100 percent of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey for a total cash consideration of $323.6 (U.S. $225.0). Plessey, headquartered in Swindon, U.K., is an international semiconductor manufacturer for communications and media applications. The acquired company operates as Mitel Semiconductor

Limited in the U.K. and as Mitel Semiconductor Americas Inc. in the U.S. The acquisition was accounted for by the purchase accounting method. The purchase transaction was summarized as follows:

Net assets acquired, at approximate fair value:

  Current assets (including cash of $1.4)                     $ 134.4
  Capital assets                                                354.3
  Other assets                                                   10.5
                                                         -------------
  Total assets                                                  499.2
                                                         -------------

  Current liabilities                                           143.4
  Capital leases                                                 18.3
  Deferred income taxes                                          13.9
                                                         -------------
  Total liabilities                                             175.6
                                                         -------------

  Total net assets                                            $ 323.6
                                                         =============

  Cash consideration                                          $ 323.6
                                                         =============

As at March 26, 1999, the liability in respect of acquisition costs was $nil (1998 - $10.6) and $10.6 (1998 - $45.2) in respect of integration costs. The integration costs primarily related to initial estimates to exit the Lincoln Power and Automotive business segment, the transfer of redundant production activities from Sweden to Plymouth, U.K., and to severance costs for redundancies in the acquired semiconductor segment throughout the world. The remaining integration activities are expected to be completed during Fiscal 2000.

Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal period is presented as follows:

                                                              1998              1997
                                                            Pro Forma        Pro Forma
                                                            combined          combined
                                                          -------------    ------------
  (Unaudited)
  Revenue                                                      $1,227.3        $1,152.9
                                                          -------------    ------------

  Net income                                                  $    41.2      $     34.0
                                                          =============    ============

  Net income attributable to common shareholders after
    preferred share dividends                                 $    38.0      $     30.8
                                                          =============    ============

  Net income per common share:
    Basic                                                     $    0.35      $     0.29
                                                          =============    ============
    Fully diluted                                             $    0.35      $     0.28
                                                          =============    ============


The  unaudited  Pro Forma  information  does not include the  operating
savings  or  synergies   anticipated   as  a  result  of  the  combined
operations.

(D) On August 8, 1997, the Company acquired certain assets and the remote access business of Gandalf Technologies Inc. (Gandalf) for cash consideration of $21.6. The purchase agreement did not include Gandalf's service business. Gandalf's remote access products and technology facilitate high volume data and voice communications between the corporate office, local branches, teleworkers, and agents in the field. Gandalf's operations are based principally in Canada, the United States, and the United Kingdom. In addition to the cash consideration, the Company incurred expenses of $0.5 in respect of acquisition costs and $0.6 in respect of costs to integrate the operations of the acquired company. As at March 27, 1998, the integration program was substantially completed.

         This acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $14.9 was allocated to identifiable intangible assets which include completed and in-process research and development, trademarks, and the tradename. The purchase transaction was summarized as follows:

           Net assets acquired, at approximate fair value:
           Current assets                                                 $  7.1
           Capital assets                                                   15.6
                                                                    ------------
           Total assets                                                     22.7

           Current liabilities                                               1.1
                                                                    ------------

           Total net assets                                               $ 21.6
                                                                    ============

           Cash consideration                                             $ 21.6
                                                                    ============

(E) On January 31, 1997, the Company acquired the business and assets of Global Village Communication (U.K.) Limited, an ISDN solution provider based in the United Kingdom, for cash consideration of $5.1. This acquisition was accounted for by the purchase accounting method. The difference between the purchase price and the fair value of the acquired net assets amounted to $3.3, all of which was recorded as goodwill. The purchase transaction is summarized as follows:

         Net assets acquired, at approximate fair value:
           Current assets                                                 $  3.1
           Capital assets                                                    1.0
           Goodwill                                                          3.3
                                                                    ------------

           Total assets                                                      7.4

           Current liabilities                                               2.3
                                                                    ------------

           Total net assets                                               $  5.1
                                                                    ============

           Cash consideration                                             $  5.1
                                                                    ============

23.      RELATED PARTY TRANSACTIONS

         During the year ended March 26, 1999, the Company sold to and purchased from jointly controlled and significantly influenced enterprises products and services valued at approximately $3.8 (1998 - $2.5; 1997 - $8.1) and $1.0 (1998 - $nil; 1997 - $nil) respectively.

24.      INFORMATION ON BUSINESS SEGMENTS

Reportable segments, known as "business segments", are defined as components of an enterprise about which separate financial information is available and is used regularly by the chief operating decision makers to evaluate the segment's performance and assess future cash flow. Mitel's chief decision making group includes the Chief Executive Officer, the Board of Directors and certain executives in each of the operating segments at Mitel.

Reportable segments are business units that offer different products and services that are managed separately because of their different manufacturing and distribution processes. The Company's reportable business segments include the Mitel Communications Systems ("Systems") group and the Mitel Semiconductor ("Semiconductor") group.

Mitel Communications Systems provides enterprises with voice and data communications systems; complete private networks, including remote teleworking solutions; unified messaging and call-center applications; CTI systems and applications; and it also supplies competitive carriers with public network access products. All of Mitel's service revenue relates to Systems.

Mitel Semiconductor provides connectivity solutions for the communications and medical industries with a product range which includes components for both wired and wireless networks; microelectronics for enabling the convergence of voice and data; optoelectronic devices for high-speed Internet systems; and, also, applications-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing-aids.

The Company evaluates the performance and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest revenue or interest expense and income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                             Unallocated
           1999                                         Systems         Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------

           Total external sales revenue                   $ 752.7               $ 557.7          $      -       $1,310.4
           Amortization of buildings and equipment           20.9                  84.9                 -          105.8
           Amortization of acquired intangibles                 -                     -              22.4           22.4
           Special charges (net)                                -                     -              10.1           10.1
           Segment's operating income (loss) from
             continuing operations                           61.2                  54.1             (32.5)          82.8

                                                                                             Unallocated
           1998                                         Systems         Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------

           Total external sales revenue                   $ 566.8               $ 314.6          $      -        $ 881.4
           Amortization of buildings and equipment           18.2                  30.8                 -           49.0
           Amortization of acquired intangibles                 -                     -                1.8           1.8
           Special charges (net)                                -                     -                 -              -
           Segment's operating income (loss) from
             continuing operations                           42.3                  83.5              (1.8)         124.0


                                                                                             Unallocated
           1997                                         Systems         Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------

           Total external sales revenue                   $ 474.5               $ 221.0          $      -        $ 695.5
           Amortization of buildings and equipment           15.1                  17.7                 -           32.8
           Amortization of acquired intangibles                 -                     -               0.7            0.7
           Special charges (net)                                -                     -              13.0           13.0
           Segment's operating income (loss) from
             continuing operations                            7.1                  58.0             (13.7)          51.4

Geographic Segments

Revenues from external customers are attributed to countries based on location of the selling organization. Geographic information is as follows:



                                                    1999                                   1998                         1997
                                      ----------- --------- -------------    ----------- --------- -------------     -----------
                                                              Goodwill                               Goodwill
                                                   Fixed     and other                    Fixed     and other
                                       Revenue     assets   intangibles       Revenue     assets   intangibles        Revenue
                                      ----------- --------- -------------    ----------- --------- -------------     -----------
          Canada                        $  142.8    $128.9        $ 23.9         $141.0    $120.6        $ 22.1          $113.4
          United States                    591.6      11.5          31.3          405.7       7.2           5.6           312.9
          United Kingdom                   502.2     343.4          22.7          284.2     383.6           1.7           204.4
          Sweden                            30.2      23.5             -           29.9      36.9             -            43.6
          Other foreign countries           43.6       0.4           2.2           20.6       1.0           1.9            21.2
                                      ----------- --------- -------------    ----------- --------- -------------     -----------

          Consolidated total            $1,310.4    $507.7        $ 80.1         $881.4    $549.3        $ 31.3          $695.5
                                      =========== ========= =============    =========== ========= =============     ===========


Major Customers

No single customer accounted for 10% or more of the Company's revenue for the last three fiscal years. In addition, the Company is not dependent on any single customer or group of customers, or suppliers.

25.      UNITED STATES ACCOUNTING PRINCIPLES

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

(F) The Company implemented SFAS 130 in Fiscal 1999, regarding comprehensive income for purposes of reconciliation to U.S. GAAP. Under U.S. GAAP, items defined as other comprehensive income such as foreign currency translation adjustments, are separately classified in the financial statements and the accumulated balance of other comprehensive income (loss) is reported separately in shareholders' equity on the balance sheet.

(G) The Company implemented SFAS 109, Accounting for Income Taxes, in Fiscal 1994 for purposes of reconciliation to U.S. GAAP. As at March 26, 1999, the Company's deferred tax asset, primarily related to the benefit of realizing investment tax credit, loss carryforwards and timing differences, net of a valuation allowance of $80.0 (1998 - $85.5), was $29.3 (1998 - $42.7), and deferred tax liabilities, primarily related to buildings and equipment, were $23.2 (1998 - $27.1). The application of this method also gives rise to differences in the allocation of consideration with respect to business combinations which may result in the recognition of deferred tax balances. Subsequent realization of any unrecognized tax benefits will be applied to reduce any remaining goodwill or intangibles of the related acquisitions, before being reported in net income for U.S. GAAP purposes.

(H) Under U.S. GAAP the fully diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents.

(I) Purchased R&D under Canadian GAAP is capitalized and amortized over the remaining useful life of the technology to which it relates. Under U.S. GAAP, the purchased in-process R&D is expensed at the time of acquisition. The Company has not established the technical feasibility of the in-process R&D and it has no alternative future use.

(J) As allowed under SFAS 123, accounting for stock based compensation, management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options for purposes of reconciliation to U.S. GAAP because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations for U.S.
         GAAP purposes.

(K) Under Canadian GAAP, exchange gains or losses related to translation of foreign currency denominated long-term monetary items are deferred and amortized over the remaining life of the items. Under U.S. GAAP, deferral is not allowed and such gains or losses are included in the determination of net income.

(L) Under Canadian GAAP, certain costs related to the acquirer may be recognized in the purchase price allocation when accounting for business combinations. These costs, subject to certain conditions, qualify where they are a direct substitute for costs that would otherwise be incurred with respect to the acquired business. Under U.S. GAAP, only costs relating directly to the acquired business may be considered in the purchase price allocation.

(M) The Company implemented SFAS 131 "Disclosure about Segments of an Enterprise and Related Information" and has provided the required disclosure in note 24.

(N) The Company has adopted SFAS 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" and has provided the required disclosure.

(O) The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which will be effective for the Company's March 31, 2002 year end. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

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

                                                                                          1999            1998           1997
                                                                                      ------------- --------------- --------------

           Net income from continuing operations in accordance with                          $ 40.5          $ 92.0         $ 38.0
            Canadian GAAP

           Write-off of acquired in-process technology                                         (5.5)           (2.7)             -
           Amortization of acquired in-process technology                                       2.3             0.2              -
           Effect of deferral accounting related to foreign exchange contracts                  1.4             0.4           (7.2)
           Translation of foreign currency denominated debt                                   (14.1)            6.4              -
           Adjustment to deferred income taxes                                                (16.3)            6.1           10.2
           Acquirer's redundancy provisions                                                    (3.4)          (12.4)             -
                                                                                      -------------- --------------- --------------

           U.S. GAAP and SEC requirements:
           Net income from continuing operations                                                4.9            90.0           41.0

           Income (loss) from discontinued operations                                           2.0            (0.1)             -
           Estimated loss on disposal of discontinued operations                              (16.3)              -              -
                                                                                      -------------- --------------- --------------
                                                                                              (14.3)           (0.1)             -
                                                                                      -------------- --------------- --------------
           Net income (loss)                                                                   (9.4)           89.9           41.0
           Less: dividends on cumulative preferred shares                                       3.2             3.2            3.2
                                                                                      -------------- --------------- --------------
           Net income (loss) attributable to common shareholders                            $ (12.6)        $  86.7        $  37.8
                                                                                      ============== =============== ==============

           Net income per common share from continuing operations:
              Basic and diluted                                                             $  0.01         $  0.80         $ 0.35

           Net income (loss) per common share:
              Basic and diluted                                                              $(0.11)        $  0.80         $ 0.35

           Weighted average shares for basic EPS (millions)                                   114.0           107.8          107.3
           Weighted average shares on conversion of stock options (millions)                    1.5             1.1            1.2
                                                                                      ============== =============== ==============
           Adjusted weighted average shares and share equivalents (millions)                  115.5           108.9          108.5
                                                                                      ============== =============== ==============

The following options were excluded in the computation of diluted earnings per share from continuing operations because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive: options outstanding for the year ended March 26, 1999 to purchase 3,142,250 (1998 - 3,167,250; 1997 - 647,000) shares of common stock at an average exercise price of $17.90 (1998 - $17.69; 1997 - $9.31) per share.

The components of comprehensive income are as follows:

                                                                                   1999            1998           1997
                                                                              ---------------- -------------- -------------
           Net income (loss) - U.S. GAAP                                             $   (9.4)       $  89.9       $  41.0
           Change in foreign currency adjustment                                         22.4            3.3          (0.8)
                                                                              ---------------- -------------- -------------
           Comprehensive income                                                      $   13.0        $  93.2       $  40.2
                                                                              ================ ============== =============

                                                                                   1999            1998
                                                                              ---------------- --------------
           Balance sheet items, which vary, in conformity with U.S. GAAP
             And SEC requirements:
           Prepaid and other assets:  Current deferred tax asset                     $    8.8       $   11.8
           Fixed assets                                                              $  487.6       $  525.1
           Acquired intangible assets                                                $   51.1       $   11.4
           Long-term receivables:  Long-term deferred tax asset                      $   20.5       $   23.6
           Accounts payable and accrued liabilities                                  $  261.2       $  284.5
           Shareholders' equity:
             Redeemable preferred shares                                             $   34.4       $   34.4
             Common shares                                                           $  772.4       $  606.0
             Contributed surplus                                                     $    2.5       $    2.5
             Accumulated other comprehensive income                                  $   28.2       $    5.8
             Deficit                                                                 $ (221.6)      $ (209.0)


Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 1999, 1998 and 1997:

                                                                                   1999            1998           1997
                                                                              ---------------- -------------- -------------
           U.S. GAAP Pro Forma net income (loss) attributable to
            common shareholders after preferred dividends                              $(23.3)        $ 84.0        $ 36.6

           U.S. GAAP Pro Forma net income (loss) per common share:
             Basic                                                                     $(0.20)        $ 0.78        $ 0.34
             Diluted                                                                   $(0.20)        $ 0.77        $ 0.34

                                                                                   1999            1998           1997
                                                                              ---------------- -------------- -------------
           Risk-free interest rate                                                      5.04%          5.30%         5.45%
           Dividend yield                                                                 nil            nil           nil
           Volatility factor of the expected market price
             of the Company's common stock                                              0.495          0.483         0.565
           Weighted-average expected life of the options                              6 years        6 years       6 years


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

For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis (see also note 14).

26.      PENSION PLANS

         The Company maintains several defined contribution and three defined benefit pension plans for its employees. Pension expense was $10.2 in Fiscal 1999 (1998 - $6.4; 1997 - $4.8).

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

                  There are two contributory defined benefit plans that cover substantially all employees of Mitel Telecom Limited and Mitel Semiconductor Limited ("MSL"), two wholly owned subsidiaries of the Company. These plans provide pension benefits based on length of service and final pensionable earnings. Employee contributions are based on pensionable earnings. Actuarial reports in connection with these defined benefit plans, updated to March 26, 1999, were based on projections of employees' compensation levels to the time of retirement.

                  For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

                  The MSL pension plan was implemented on February 1, 1999 and employees will be eligible to pension benefits after a two-year period from the implementation date. The actuarial present value of MSL accrued pension benefits was $nil as at March 26, 1999.

                  The third defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan. The associated pension liability is calculated each year by the Pension Registration Institute and is insured in its entirety by Forsakringsbolaget Pensionsagaranti. The pension liability of $13.2 (72.7 SEK) (1998 - $12.2 (67.9 SEK)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

The following table shows the plans' funded status reconciled with amount reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                                           1999            1998
                                                                      ---------------- --------------
   Change in accrued pension benefits:
     Benefit obligation at beginning of year                                  $  84.4        $  61.2
     Service cost                                                                 5.8            4.6
     Interest cost                                                                5.6            4.6
     Plan participants' contributions                                            (2.0)          (1.2)
     Actuarial loss                                                               1.5           12.0
     Benefits paid                                                               (0.7)          (0.7)
     Foreign exchange                                                             1.9            3.9
                                                                      ---------------- --------------
     Benefit obligation at end of year                                        $  96.5        $  84.4
                                                                      ---------------- --------------

   Change in plan assets:
     Fair value of plan assets at beginning of year                           $  70.3        $  53.5
     Actual return on plan assets                                                 7.0           12.4
     Employer contributions                                                       3.3            1.2
     Benefits paid                                                               (0.7)          (0.7)
     Foreign exchange                                                             1.7            3.9
                                                                      ---------------- --------------
     Fair value of plan assets at end of year                                 $  81.6        $  70.3
                                                                      ---------------- --------------

   Unfunded status                                                              (14.9)         (14.1)
   Unrecognized net actuarial loss                                                1.7            1.9
                                                                      ================ ==============
   Accrued benefit cost                                                       $ (13.2)       $ (12.2)
                                                                      ================ ==============


   Assumptions:
     Discount rate                                  6%-8%          6%-8.5%
     Compensation increase rate                     3%-6%          3%-6.5%
     Investment return assumption                    8%             8.5%


27.      FINANCIAL INSTRUMENTS

(A)  Fair value

         The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term receivables, accounts payable, long-term debt, interest swaps and foreign exchange contracts. Due to the short-term maturity of cash and cash equivalents, short-term investments and accounts payable, the carrying values of these instruments are reasonable estimates of their fair value. The fair value of the foreign exchange contracts reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The fair value of financial instruments approximate their carrying value with the following exceptions:

                                              1999                     1998
                                     -------------------------------------------
                                      Carrying      Fair   Carrying     Fair
                                       amount      value    amount     value
                                     ----------- -------- ----------- ----------
Long-term debt:
   Capital leases and other              $ 90.5    $ 87.4    $ 84.5    $ 83.8
   Non-interest bearing 1996
     Canada-Quebec government loan          4.2       3.2       3.8       3.0

Derivatives
   Interest rate swap                         -       1.9         -         -


(B)  Derivative financial instruments

         The Company operates globally, and therefore may experience risk that earnings and cash flows may be adversely impacted by fluctuations in foreign exchange. The Company uses foreign exchange contracts to manage foreign exchange risk. The notional amounts for foreign exchange contracts represent the U.S. dollar equivalent of an amount exchanged. Generally, foreign exchange contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year. Most of the foreign exchange contracts mature within three months with the longest maturity extending to two years.
         At March 26, 1999, deferred gains totalled $3.4 (1998 - $0.9) and deferred losses totalled $3.6 (1998 - $12.8). The following table presents the net notional amounts of these derivative financial instruments in U.S. dollars:

Buy (Sell): (U.S. dollars)                         1999          1998
                                               ------------- -------------

Foreign exchange contracts:
  British pounds                                    $(142.3)      $(189.4)
  Canadian dollars                                    101.2         171.8
  Swedish krona                                         8.8           6.1
  Euro                                                 (6.0)            -
  Italian lira                                         (5.2)         (0.4)
  French francs                                        (3.7)         (0.6)
  Other                                                (5.0)          0.8
                                               ============= =============
Total                                               $ (52.2)      $ (11.7)
                                               ============= =============

         In addition, foreign exchange contracts of $11.5 British pounds were outstanding as at March 27, 1998 to buy the following currencies: $7.1 U.S. dollars, 32.4 French francs, 2.7 Deutsche marks, 646.7 Japanese yen and 977.0 Italian lira.

         On March 12, 1998, the Company entered into an interest rate swap to fix the interest on a portion of the AXELs Series B loan and the Tranche A Term Loan for a notional amount of $224.5 (U.S. $157.0).
         Since then, it has been reduced to $219.7 (U.S. $145.8), which is sufficient to cover the total outstanding balance of the two term loans. The base interest rate was fixed at 5.79 percent and the contract matures on March 2001. This interest rate swap is considered to be an effective hedge of the variable interest rate on the term loans. The Company is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by the counterparty.

(C)  Credit risk

         The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and derivative contracts. Cash and cash equivalents and short-term investments are invested in government and commercial paper with investment grade credit rating.

         The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk.

         Mitel is exposed to credit risk in the event of non-performance by its counterparties on its foreign exchange contracts and interest rate swap. The Company does not anticipate non-performance, by any of the counterparties, as it deals with counterparties who are major financial institutions. The Company anticipates the counterparties will satisfy their obligations under the contracts.

(D)  Interest rate risk

         The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities.

(E)  Unused bank lines of credit

         The Company has a line of credit for $113.0 (U.S.$75.0), of which up to $30.1 (U.S.$20.0) is available for letters of credit. At March 26, 1999, $2.3 (U.S.$1.5) (1998 - $8.7) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit amounting to approximately $110.7 (U.S.$73.5) (1998 - $97.3) at a rate of interest based on the LIBOR (5.0 percent), plus 2 percent.

28.      SUPPLEMENTARY CASH FLOW INFORMATION

                                                1999        1998       1997
                                             ----------- ----------- -----------
Net change in non-cash  working capital
balances related to operating activities:

Accounts receivable                           $   (22.4)   $  (65.6)   $   (9.8)
Inventories                                       (28.7)       (6.3)      (11.6)
Accounts payable and accrued liabilities          (75.4)       28.9        10.3
Deferred revenue                                    3.0         5.1         2.9
Other                                               0.3       (12.3)        1.6
                                             ----------- ----------- -----------
                                               $ (123.2)   $  (50.2)   $   (6.6)
                                             =========== =========== ===========
Cash interest paid                           $     38.7  $      9.0    $    3.8
                                             =========== =========== ===========
Cash taxes paid                              $     17.2  $      6.5    $    6.8
                                             =========== =========== ===========

29.      COMPARATIVE FIGURES

         Certain of the 1998 and 1997 comparative figures have been reclassified so as to conform to the presentation adopted in 1999.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

         The following table sets forth the name, age and position with the Company of each director and nominee for director of the Company.

Name                        Age      Director Since          Positions


Andre Borrel                62       July 23, 1998           Director

Jean-Jacques Carrier(4)     48       October 28, 1998        Director

Anthony L. Craig(2)         53       May 16, 1996            Director

Hubert T. Lacroix(1,3,4)    43       July 21, 1992           Director

Kirk K. Mandy(3,4)          43       July 23, 1998           Director, President
                                                               and CEO
Donald G. McIntyre          51       July 23, 1998           Director

Dr. John B. Millard         60       February 4, 1993        Director

Donald W. Paterson(1,2)     66       May 16, 1996            Director

Dr. Henry Simon(3,4)        69       July 21, 1992           Director and
                                                               Chairman

Peter van Cuylenburg(1,4)   51       March 15, 1996          Director

Jonathan I. Wener(2)        48       July 21, 1992           Director

(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)
(2)      Member of the Compensation and Human Resources Development Committee
(3)      Member of the Nominating Committee
(4)      Member of the Executive Committee

         Mr. Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel is a director of Chartered Semiconductors Manufacturing in Singapore, Microchemical System SA in Switzerland and Terosil in the Czech Republic.

         Mr. Carrier joined the Company in 1993 as Vice President of Finance and Chief Financial Officer and became Senior Vice President of Finance and Chief Financial Officer in January, 1999.

         Mr. Craig is President of Tamandra Inc., a private investment firm. From 1996 to 1998 he was and Chief Executive Officer of Global Knowledge Network. From October 1993 to January 1996, he was Vice President, World Wide Sales Operations of Digital Equipment Corporation and from June 1992 to June 1993, he was Senior

Vice President, International for Oracle Corporation. Mr. Craig is also a director of Bell Industries and Global Knowledge Network.

         Mr. Lacroix has been a partner with McCarthy Tetrault (law firm) since 1984. Mr. Lacroix practices in the areas of securities, commercial and corporate law. He is also a director of Michelin Canada Inc., Donohue Inc. and ITS Investments Limited Partnership and acts as non-executive Chairman of the Board of Directors of Telemedia Communications Inc. and of Gasbeau Company and is the chairman of the securities advisory committee to the Quebec Securities Commission.

         Mr. Mandy was appointed President and Chief Executive Officer on July 23, 1998. From January 1997 until July 1998, he was Vice President and General Manager, Business Communications Systems and Vice President and General Manager, Semiconductor Division from November 1992 to December 1996. Mr. Mandy served as Vice President, Research and Development from February 1991 to November 1992, as Vice President, Product Development from August 1990 to January 1991 and Vice President, Technical Planning from May 1990 to July 1990. Mr. Mandy joined the Company in 1984.

         Mr.  McIntyre  joined the  Company in 1987 as Vice  President,  General
Counsel and Secretary and became Vice President, Human Resources, General Counsel and Secretary in 1991. In October 1998 he was appointed Senior Vice President of Human Resources, General Counsel and Secretary. Mr. McIntyre also served as a director of the Company from 1993 to 1996.

         Dr. Millard joined the Company in 1993 as President and Chief Executive Officer. Dr. Millard retired from the Company in 1998.

         Mr. Paterson has been President of Cavandale Corporation, a strategic advisor, since September 1988. Mr. Paterson is also Chairman of NewGrowth Corporation and Utility Corporation and a director of Telepanel Systems Inc. and Microforum Inc.

         Dr. Simon is Chairman of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. From 1994 to 1996, he was Chief Executive Officer of Schroder Ventures Life Sciences Advisers and, from 1987 to 1996, he was a partner of Schroder Venture Advisers, a venture capital group in London, United Kingdom. He is chairman of Leica Microsystems and Strides Arcolab as well as a director of Laservision Inc. and Chemunex S.A. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994.

         Mr. van Cuylenburg has been President, DLT & Storage Systems Group, of Quantum Corporation since September 1996. From January 1996 to August 1996, he was an independent consultant to Xerox Corporation. From July 1993 to December 1995, he was Executive Vice President of Xerox Corporation and from April 1992 to May 1993, he was President of Next Computer. Mr. van Cuylenburg is also a director of QAD Inc.

         Mr. Wener has been Director, Principal Shareholder and President of Canderel Holdings Inc., a real estate investment company, since 1983. Mr. Wener is a founding member of the Urban Development Institute of Quebec. Mr. Wener is also a director of Laurentian Bank of Canada.

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

         The Board of Directors, currently composed of four related directors out of ten board members, complies with such recommendations. Jean-Jacques Carrier, Senior Vice President of Finance and Chief Financial Officer, Kirk K. Mandy, President and Chief Executive Officer, Donald G. McIntyre, Senior Vice President of Human Resources and General Counsel and Hubert T. Lacroix, partner of the Company's principal legal advisors, are considered to be related to the Company.

         The Governance Guidelines also recommend that a board of directors should examine its size. The Board of Directors believes that the number of ten directors, will be sufficient and appropriate to effectively conduct business. The Board of Directors, as presently constituted, brings together a mix of skills, backgrounds and individual attributes that the Board of Directors considers appropriate to the stewardship of the Company.

         A further Governance Guideline recommends that the Audit Committee be made up of outside and unrelated directors only. This guideline also states that other board committees should be comprised of outside directors, a majority of whom should be unrelated directors. The Company currently has four committees, being the Audit Committee, the Compensation and Human Resources Development Committee (the "Compensation Committee"), the Nominating Committee and the Executive Committee. Certain of these committees, as presently constituted, do not comply with the Governance Guideline recommendations. However, for the reasons outlined below, the Board of Directors has decided not to modify the composition of the committees at this time. It is the intention of the Board of Directors to reevaluate from time to time the composition of the various committees.

         The four committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assisting the Board of Directors in efficiently carrying out its responsibilities. Set out below is a general description of the committees of the Board and their respective mandates.

Audit Committee

         The mandate of the Audit Committee is to review (i) the annual and interim financial statements of the Company and certain other public disclosure documents required by regulatory authorities, (ii) the nature and scope of the annual audit as proposed by the auditors and management, (iii) with the auditors and management, the adequacy of the internal accounting control procedures and systems within the Company and (iv) with management, the risks inherent to the Company's business and risk management programs, including those related to the environment and the health and safety of employees, and to make recommendations on a quarterly basis to the Board of Directors with respect thereto.

         The Audit Committee is presently composed of three outside directors, two of whom are unrelated: Donald W. Paterson and Peter van Cuylenburg and one of whom is related: Hubert T. Lacroix. In view of the historical contribution of Mr. Lacroix, the Board of Directors considered the participation of Mr. Lacroix in the Audit Committee to be essential and concluded that he should continue to serve on such committee, on the condition that such committee be always composed of a majority of unrelated directors.

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

Nominating Committee

         The  mandate  of the  Nominating  Committee  is to seek out and  review potential additional Board of Director candidates as submitted by search consultants retained by the Company, to evaluate the structure, responsibility and composition of committees of the Board of Directors and to make recommendations to the Board of Directors with respect thereto. The Nominating Committee is presently composed of two outside directors, one of whom is unrelated: Dr. Henry Simon and one of whom is related: Hubert T. Lacroix, and one inside and related director: Kirk K. Mandy. In view of the historical contribution of Mr. Lacroix and the contribution to the Company of Mr. Mandy, the Board of Directors considered the participation of Messrs. Lacroix and Mandy in the Nominating Committee to be essential and concluded that they should continue to serve on such committee.

Executive Committee

         The mandate of the Executive Committee is to supervise, control and manage the business and affairs of the Corporation when the Board is not in session in order to execute in a timely fashion corporate plans and programs. The Executive Committee is presently composed of three outside directors, two of whom are unrelated: Dr. Henry Simon and Peter van Cuylenburg and one of whom is related: Hubert T. Lacroix and two inside and related directors: Kirk K. Mandy and Jean-Jacques Carrier. In view of the historical contribution of Mr. Lacroix, the contribution to the Corporation of the President and Chief Executive Officer, Kirk K. Mandy, and the focus on financial performance brought in by the Senior Vice President of Finance and Chief Financial Officer, Jean-Jacques Carrier, the Board of Directors considered the participation of Messrs. Lacroix, Mandy and Carrier to be essential and concluded that they should serve on such committee.

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

Executive Officers

         The names, ages and positions with the Company of the executive officers of the Company, other than Mssrs. Carrier, Mandy and McIntyre who are listed in the table of directors, are as follows:

Name                                       Age      Positions

Paul Butcher                               37       Senior   Vice   President
                                                    (acting) and General
                                                    Manager,    Mitel
                                                    Communications Systems

Francois Cordeau                           41       Vice President and General
                                                    Manager, Mitel Semiconductor

Shirley J. Mears                           44       Vice President, Treasurer
Tim Saunders                               39       Vice President and
                                                    Corporate Controller
Moris Simson                               45       Senior Vice  President,
                                                    Strategy and  Corporate
                                                    Development  and Chief
                                                    Technology and Marketing
                                                    Officer

         Mr. Butcher was appointed Senior Vice President (acting) and General Manager, Mitel Communications Systems on May 21, 1999. From March 1997 until May 1999, he was Managing Director, Business Communications Systems in the Europe Middle East and Africa ("EMEA") Division and prior to that Head of the Hybrid
Division in EMEA from December 1993 to March 1997. Mr. Butcher joined the Company in 1984.

         Mr. Cordeau was appointed Senior Vice President and General Manager of Mitel Semiconductor in October 1998. From June 1997 until October 1998 he was Vice President, Semiconductor Operations. Between April 1996 and June 1997, Mr. Cordeau served as Plant Director - Sweden, and from September 1992 to April 1996 as Plant Director - Bromont, both within Mitel's Semiconductor business. Mr. Cordeau originally joined the Company in 1984.

         Ms. Mears was appointed Vice President, Treasurer in April 1992. Ms. Mears served as Vice President, Corporate Taxation and Canadian Human Resources from April 1991 to March 1992 and Vice President, Corporate Taxation from February 1990 to March 1991. Ms. Mears joined the Company in 1983.

         Mr. Saunders was appointed Vice President and Corporate Controller in July 1998. Mr. Saunders served as Director, Corporate Finance from July 1992 to June 1997 and as Corporate Controller from June 1997 to July 1998. Mr. Saunders joined Mitel in 1992.

         Mr. Simson was appointed Senior Vice President, Strategy and Corporate Development and Chief Technology and Marketing Officer in May 1999. From May 1996 to April 1999, he was President of C*Quest Consulting and, previous to that date, he was with the BCE Group of companies as Executive Advisor in BCE Mobile and Vice President of Nortel's Data Networks division since November 1992.

Item 11.  Executive Compensation

         The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 1999 was $3,413,507. This amount includes salary, bonuses, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

         The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 1999 for the provision of pension, retirement and similar benefits to the directors, executive officers and one former executive officer of the Company as a group was $245,094, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled a decrease of $53,715 for the above executive officers.

Summary Compensation Table

         The following table sets forth compensation information for the three fiscal years ended March 26, 1999, March 27, 1998, and March 28, 1997, for the Chief Executive Officer ("CEO"), former CEO and the four other most highly compensated executive officers of the Corporation (collectively, the "Named Executive Officers").

-------------------------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation
                                          -----------------------------------------------     Long-Term
                                                                                             Compensation
                                                                                                Awards
                                                              Bonus           Other           Securities
            Name and                                         (Annual         Annual             Under            All Other
           Principal              Fiscal                    Incentive        Compen-           Options            Compen-
            Position               Year       Salary         Awards)        sation(1)          Granted           sation(3)
                                               ($)             ($)             ($)               (#)                ($)
-----------------------------------------------------------------------------------------------------------------------------

Kirk K. Mandy                      1999      434,089         100,000           --                 --              66,319
President and Chief                1998      289,206         270,000           --              100,000            47,458
Executive Officer                  1997      238,836         150,000           --               55,000            40,224

Dr. John B. Millard                1999      912,183           --              --                 --              27,458
Past President and Chief           1998      513,646         596,000           --               50,000           2,643,193
Executive Officer                  1997      508,136         125,000           --              100,000            82,867

Paul Butcher                       1999      267,285         58,729            --                 --              95,515
Senior Vice President (acting)     1998      231,586         76,730            --               67,000            18,907
and General Manager, Mitel         1997      169,349         68,287            --               5,000             40,121
Communications Systems

Jean-Jacques Carrier               1999      266,836         40,000            --                 --              42,668
Senior Vice President of           1998      254,916         307,500           --               80,000            40,901
Finance and Chief Financial        1997      248,019         57,500            --               30,000            39,690
Officer

Francois Cordeau                   1999      242,791         40,000        248,372(2)             --              36,971
Senior Vice President and          1998      207,189         185,625           --              100,000            42,083
General Manager, Mitel             1997      249,954         66,032          87,365             10,000             9,100
Semiconductor

Donald G. McIntyre                 1999      211,139         40,000          25,731               --              36,934
Senior Vice President,             1998      196,778         229,700           --               75,000            58,763
Human Resources, General           1997      190,944         37,500            --               25,000            113,691
Counsel and Secretary
-----------------------------------------------------------------------------------------------------------------------------


(1) The value of benefits not exceeding the lesser of $50,000 and 10% of the sum of salary and bonuses has been omitted for each of these Named Executive Officers.
(2) Mr. Cordeau receives cost of living and other benefits under Mitel's expatriate plan. Cost of living expenses totaling $169,624 are included in this amount.
(3) "All Other Compensation" includes contributions made and accrued by the Corporation to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled a decrease of $50,789 for the Named Executive Officers. It also includes amounts for the exercise of stock options based on the excess of the market price of the common shares on the date of exercise over the exercise price thereof.

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

1991 Stock Option Plan for Key Employees and Non-Employee Directors

         The 1991 Stock Option Plan for Key Employees and Non-Employee Directors (the "Option Plan") provides for the granting of non-transferable options to purchase common shares to key employees and non-employee directors of the Company and its subsidiaries, as determined from time to time by the Compensation Committee. The Option Plan was approved by the shareholders of the Company at the 1991 Annual and Special Meeting of Shareholders and certain amendments were approved by the shareholders at the 1993, 1995 and 1998 Annual and Special Meetings of Shareholders.

         All options granted under the Option Plan must be exercised within a maximum of ten years following the date of grant or such other shorter time or times as may be determined by the Compensation Committee at the time of grant. Under the terms of the Option Plan, up to 25 percent of the common shares in respect of each option may be purchased after one year from the date of grant, up to 50 percent after two years from the date of grant, up to 75 percent after three years from the date of grant and up to 100 percent after four years from the date of grant or at such other time or times as may be determined by the Compensation Committee at the time of grant.

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

         Under the terms of the Option Plan, the maximum number of common shares as to which options may be granted is 16,000,000 (representing approximately 13.7% of the common shares outstanding as of May 28, 1999). As of May 28, 1999, the closing price of the common shares of the Company on The Toronto Stock Exchange was $7.60 and therefore the total market value as of such date of the 8,040,713 common shares (excluding 2,746,112 common shares as to which options have been previously exercised) that are or may be subject to options pursuant to the Option Plan was $61,109,419.

         During Fiscal 1999, the Company granted options to purchase up to 403,000 common shares to 75 employees and one non-employee director of the Company at an average exercise price of $19.40 per share, of which options for 127,000 common shares were granted to two executive officers at an average exercise price of $21.98 per share. During Fiscal 1999, one former executive officer of the Company exercised options to purchase 50,000 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $928,500 as of such date.

         As at May 28, 1999, there were outstanding under the Option Plan options for an aggregate of 8,040,713 common shares at prices ranging from $1.10 to $30.00 per share and expiring at various dates through 2007. Of such options, options for an aggregate of 1,370,800 common shares were held by seven executive officers, three of whom are directors of the Company.

Stock Option Grants in Last Fiscal Year

         The following table sets forth certain information regarding options granted to the Named Executive Officers under the Option Plan during Fiscal 1999.

                                            Option Grants During Fiscal 1999

-------------------------------------------------------------------------------------------------------------------------
                                                                                     Market Value
                                                % of Total                          of Securities
                                Securities        Options                             Underlying
                                   Under        Granted to        Exercise           Options/SARS
                                  Options        Employees           or              on the Date
                                  Granted        in Fiscal       Base Price            of Grant           Expiration
            Name                    (#)            1999         ($/Security)         ($/Security)            Date
-------------------------------------------------------------------------------------------------------------------------

Kirk K. Mandy                     100,000          26(1)          20.44(2)             21.65(2)          July 17, 2004
                                   20,000            5              30.00               21.65            July 17, 2004

John B. Millard                     n/a

Paul Butcher                        n/a

Jean-Jacques Carrier                n/a

Francois Cordeau                    n/a

Donald G. McIntyre                  n/a

-------------------------------------------------------------------------------------------------------------------------


(1) Options granted upon appointment as  President  and  Chief Executive Officer
(2) Exercise price is determined by the five day averaging formula as defined in the Option Plan and market value is the price on the date of grant.


Year-End Option Values Table

         The following table summarizes, for each of the Named Executive Officers, the aggregate options exercised during Fiscal 1999 and option values at March 26, 1999.

                 Aggregated Options Exercised During Fiscal 1999
                        and Fiscal Year-End Option Values

-----------------------------------------------------------------------------------------------------------------------------
                             Securities     Aggregate                                             Value of Unexercised
                              Acquired        Value            Unexercised Options at             In-the-Money Options
           Name             On Exercise      Realized               March 26, 1999                  at March 26, 1999
                                (#)            ($)                       (#)                               ($)
                                                         --------------------------------------------------------------------
                                                           Exercisable      Unexercisable     Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Kirk K. Mandy                   n/a                          102,500           107,500          181,925            --

Dr. John B. Millard             n/a                          538,000              --           2,512,650           --

Paul Butcher                   8,500          73,780          14,750            3,686            54,000          49,155

Jean-Jacques Carrier            n/a                          127,500            82,500          285,038            --

Francois Cordeau                n/a                           36,750           100,000           49,850            --

Donald G. McIntyre              n/a                           82,000            75,000          145,144            --
-----------------------------------------------------------------------------------------------------------------------------


Executive Compensation Agreements

         The Company has entered into Compensation Agreements with five senior executives (the "Executives"), including some of the Named Executive Officers, to provide for certain entitlements only in the event of a Take-Over Bid (as defined) for the Company or the termination of employment of the Executive(s) resulting from a Change of Control (as defined) of the Company.

         The agreements generally provide as follows:

         (a) in the event of a Take-Over Bid for the Company, all unvested stock options held by an Executive would immediately vest and become exercisable. In the event a Take-Over Bid is not completed, there are provisions to restore the Company and such Executive, as nearly as possible, to what would have been the situation had the Take-Over Bid not occurred; and

         (b) in the event of a termination by the Company of an Executive's employment, other than for Just Cause (as defined), within twenty-four months following a Change of Control of the Company, the Executive would receive as compensation: (i) for four Executives - two times the Executive's annual base salary, one year's bonus calculated as the one year average of the Executive's bonuses for the previous three fiscal years, the value of eighteen months of Benefits (as defined) and the immediate vesting of all unvested stock options then held by the Executive; and (ii) for one other Executive - one time the Executive's annual base salary, one-half of a year's bonus calculated as one-half of the one year average of the Executive's bonuses for the previous three fiscal years, the value of twelve months of Benefits and the immediate vesting of all unvested stock options then held by the Executive.

         The Compensation Agreements were developed under the direction of the Compensation Committee in consultation with independent compensation consultants and independent legal advisers in order to reflect current North American competitive market practices.

Compensation of Non-Employee Directors

         During the fiscal year ended March 26, 1999, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $10,000 and a director's fee of $2,000 for each meeting of the Board of Directors or any Committee thereof attended in person or $1,250 for each telephone meeting of the Board of Directors and for each day spent on the affairs of the Company, and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $6,000. The Company also pays the Chairman of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $100,000 (inclusive of Board and Committee meeting fees) and a per diem of $2,500 for attendance on Company business to an annual maximum of $50,000.

         The following table summarizes the aggregate unexercised options held by non-employee directors at May 28, 1999.
                Option Information For Non-Employee Directors

----------------------------------- ============================================
          Date of Grant                  Unexercised Options at May 28, 1999
                                             Exercisable / Unexercisable
----------------------------------- ============================================
----------------------------------- ============================================
January 26, 1993                                     100,000 / --
----------------------------------- ============================================
----------------------------------- ============================================
May 12, 1994                                         48,000 / --
----------------------------------- ============================================
----------------------------------- ============================================
May 17, 1995                                         60,000 / --
----------------------------------- ============================================
----------------------------------- ============================================
March 15, 1996                                      15,000 / 5,000
----------------------------------- ============================================
----------------------------------- ============================================
May 16, 1996                                       65,000 / 25,000
----------------------------------- ============================================
----------------------------------- ============================================
May 22, 1997                                       55,000 / 60,000
----------------------------------- ============================================
----------------------------------- ============================================
March 12, 1998                                     37,500 / 112,500
----------------------------------- ============================================
----------------------------------- ============================================
July 23, 1998                                        -- / 25,000
----------------------------------- ============================================
----------------------------------- ============================================
May 20, 1999                                         -- / 140,000
----------------------------------- ============================================

Directors' and Officers' Liability Insurance

         As at May 28, 1999, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of U.S. $30,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 26, 1999 was Cdn. $270,468. No portion of these premiums was paid by the directors and officers of the Company. The policies provide for no deductible for any loss in connection with claims against a director or officer and deductibles of U.S. $500,000 for claims relating to violations of United States securities laws and U.S. $250,000 for other claims resulting in a loss for the Company.

Indebtedness of Officers, Directors and Employees

         As at May 28, 1999, no officer, director or employee or former officer, director or employee of the Company or its subsidiaries was indebted to the Company in connection with the purchase of securities of the Company.

         As at May 28, 1999, the aggregate amount of outstanding indebtedness to the Company incurred, other than in connection with the purchase of securities of the Company and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Company or its subsidiaries amounted to $335,551.

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

Annual Incentive Compensation Arrangements

         The Company's annual incentive plans are intended to incent individuals to focus on achievement of current year operating income targets and key strategic performance objectives within each of the business units. Individual target awards and performance weightings within the plans are dependent on the individual's ability to influence results. Operating Income targets are set by the Board of Directors at the commencement of the fiscal year and awards for business unit and individual performance are only payable if the corporate operating income is at least 75% of target performance. Payments may be made for performance below this threshold at the Board of Directors' discretion.

Long-Term Incentive

         Options to purchase common shares are granted to the Named Executive Officers and other key employees to sustain commitment to long-term profitability and maximize shareholder value over the long term. Under the terms and conditions of the Option Plan, participants are granted options which are exercisable for periods of time determined by the Compensation Committee to a maximum of ten years following the date of grant at an exercise price equal to the average market price of the Company's common shares on The Toronto Stock Exchange during the five trading day period immediately preceding the date of grant. See "Executive Compensation - 1991 Stock Option Plan for Key Employees and Non-Employee Directors."

Compensation of the President and Chief Executive Officer

         In July 1998, Kirk K. Mandy was appointed as President and Chief Executive Officer of the Company. Mr. Mandy's compensation was approved by the Compensation Committee and the Board of Directors.

         The base salary and long-term incentive components of Mr. Mandy's compensation are determined in accordance with the policies applying to all executive officers of the Company. Mr. Mandy's current base salary is $515,000.

         Mr. Mandy's annual discretionary bonus is determined, at each fiscal year end, based on the Compensation Committee's assessment of Mr. Mandy's performance, particularly in improving the Company's long-term profitability and financial condition. For Fiscal 1999, Mr. Mandy earned a bonus of $100,000 based on his efforts in improving the Company's prospects for sustainable future growth.

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

                               [GRAPHIC OMITTED]

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as at May 28, 1999 with respect to: (1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, each of the Named Executive Officers and all executive officers and directors as a group.

                                                 Class of Shares         Amount Beneficially Owned      Percent of Class(1)

Name and Address

The CC&L Financial Services Group                common                          8,590,100                      7.36
          1200 Cathedral Place
          925 West Georgia Street
          Vancouver, BC  V6C 3L2

Andre Borrel                                     common                            6,250                        (6)
         Chemin du bois de Seyme, 1
         1253 Vandoeuvres - GE - Suisse
Paul Butcher                                     common                           35,250                        (6)
*Jean-Jacques Carrier                            common                           180,000                       (6)
*Francois Cordeau                                common                           50,500                        (6)
Anthony L. Craig                                 common                           17,700                        (6)
         27421 Country Club Drive
         Bonita Bay, Bonita Springs
         Florida, U.S.A.  33293

Hubert T. Lacroix                                common                           133,778                       (6)
         1170 Peel Street
         Montreal, Quebec H3B 4S8

*Kirk K.  Mandy                                  common                           166,750                       (6)
*Donald G. McIntyre                              common                           111,250                       (6)




*Shirley Mears                                   common                           32,625                        (6)
Dr. John B.  Millard                             common                           610,300                       (6)
         200 County Rd. #249
         Cullman, AL  U.S.A. 35057

Donald W. Paterson                               common                           33,250                        (6)
         141 Adelaide St. West, Suite 1200
         Toronto, Ontario M5H 3L9

*Tim Saunders                                    Common                           24,875                        (6)

Dr. Henry Simon                                  common                           176,250                       (6)
         1 Telegraph Hill
         London, England NW3 7NU

Peter van Cuylenburg                             common                           31,250                        (6)
         500 McCarthy Blvd.
         Milpitas, CA  95035

Jonathan I. Wener                                common                           222,250                       (6)
         2000 Peel Street, Suite 900
         Montreal, Quebec H3A 2W5

15 directors and executive officers as a group   common                          1,832,278
                                                 R&D Preferred                      nil


* These officers are located c/o Mitel Corporation, 350 Legget Drive, Kanata, Ontario, Canada K2K 2W7.

The persons named hold the sole investment and voting power except as set forth below:

(1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.

(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Butcher - 32,750; Mr. Carrier - 150,000; Mr. Cordeau - 50,500; Mr. Craig - 16,250; Mr. Lacroix - 125,250; Mr. Mandy - 163,750; Mr. McIntyre - 100,750; Ms. Mears - 32,625; Dr. Millard -
       538,000; Mr. Paterson - 31,250; Mr. Saunders - 24,875; Dr.

       Simon - 51,250; Mr. van Cuylenburg - 31,250 and Mr. Wener - 125,250.

(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 38,750; Mr. Craig
       - 53,750;  Mr.  Lacroix - 53,750;  Mr.  Paterson  - 53,750;  Dr.  Simon -
       53,750; Mr. van Cuylenburg - 53,750, and Mr. Wener - 53,750.

(4) The holdings of Mr. Wener are held by and registered in the name of MOI-MEME Holdings Inc. Mr. Wener is the sole shareholder of MOI-MEME Holdings Inc.
(5) The holdings of one executive officer and one former executive officer excludes 25,100 common shares held of record by their spouse and children, as to which they disclaim beneficial ownership.
(6)    Represents less than 1% of the class.

         Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

Item 13.  Certain Relationships and Related Transactions

         During the fiscal year ended March 26, 1999, the Company retained the law firm McCarthy Tetrault, of which Hubert T. Lacroix, a member of the Board of Directors, is a partner.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       a) The following financial statements and supplementary data are filed as part of this report under Item 8:

1.    Consolidated Financial Statements.

                                                                                                             Page Number
                                                                                                          (within the 10-K)

Auditor's Report to the Shareholders                                                                            42

Consolidated Balance Sheets at March 26, 1999, March 27, 1998 and March 28, 1997                                44

Consolidated Statements of Income and Retained Earnings for the fiscal years ended
March 26, 1999, March 27, 1998 and March 28, 1997                                                               45

Consolidated Statements of Cash Flows for the fiscal years ended
March 26, 1999, March 27, 1998 and March 28, 1997                                                               47

Notes to the Consolidated Financial Statements                                                                  48

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

Exhibit     Description
Number

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

3.8 Certificate and Articles of Amendment of Mitel Corporation dated August 24, 1995 (incorporated by reference to Exhibit 3.8 to Form 10-K for the year ended March 29, 1996)

10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Mitel Telecom Limited, Portskewett, Gwent, Wales and Mitel Corporation, Kanata, Ontario, Canada (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 27, 1998)

10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company, p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27, 1998)

10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company, p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27, 1998)

10.4(a) Credit Agreement, dated as of February 12, 1998 (the "Credit Agreement"), between Goldman Sachs Credit Partners L.P., as advisor, arranger and syndication agent, Canadian Imperial Bank of Commerce, as administrative agent, the Lenders listed therein, and Mitel Corporation, as borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 27, 1998)

10.4(b) First Amendment and Limited Waiver to Credit Agreement, dated as of March 16, 1998

10.4(c) Second Amendment and Limited Waiver to Credit Agreement, dated August 6, 1998

10.4(d)     Third Amendment to Credit Agreement dated October 23, 1998

10.4(e)     Fourth Amendment to Credit Agreement dated January 4, 1999

10.4(f)     Fifth Amendment to Credit Agreement dated May 19, 1999

21          Subsidiaries of the Company

23          Consent of Ernst & Young

24          Power of Attorney (included on the signature page to this Form 10-K)

27          Financial Data Schedule

         (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company in the fourth quarter of the fiscal year ended March 26, 1999.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     MITEL CORPORATION

                                     By:   /s/ Kirk K. Mandy
                                          ------------------
                                          (Kirk K. Mandy)
Dated:    June 24, 1999                   President and Chief Executive Officer
          -------------
                                Power of Attorney

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


Signature                         Title                                   Date

/s/ Henry Simon                   Chairman of the Board                   June 24, 1999
------------------
(Henry Simon)

/s/ Kirk K. Mandy                 President and Chief Executive Officer   June 24, 1999
------------------
(Kirk K. Mandy)

/s/ Jean-Jacques Carrier          Senior Vice President of Finance        June 24, 1999
---------------------------       and Chief Financial Officer
(Jean-Jacques Carrier)

/s/ Anthony L. Craig              Director                                June 24, 1999
---------------------------
(Anthony L. Craig)

/s/ Hubert T. Lacroix             Director                                June 24, 1999
---------------------------
(Hubert T. Lacroix)

/s/ Donald G. McIntyre            Senior Vice President of Human          June 24, 1999
---------------------------       Resources, General Counsel and
(Donald G. McIntyre)              Secretary

/s/ Donald W. Paterson            Director                                June 24, 1999
---------------------------
(Donald W. Paterson)

/s/ Peter van Cuylenburg          Director                                June 24, 1999
------------------------
(Peter van Cuylenburg)

/s/ Jonathan I. Wener             Director                                June 24, 1999
---------------------------
(Jonathan I. Wener)


                                       85

                                   SCHEDULE II

                                MITEL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 26, 1999
                        (in millions of Canadian dollars)

                                    Additions

Description             Balance              Charged            Charged to          Deductions          Balance, End
                       Beginning           to Expense         Other Accounts                              of Period
                       of Period


Allowance for doubtful accounts:

Fiscal 1999               $10.2                  0.2                 --                  (1.7)               $ 8.7
Fiscal 1998                 9.8                  5.2                 --                  (4.8)                10.2
Fiscal 1997                 5.9                  5.8                 --                  (1.9)                 9.8


Restructuring and other provisions:

Fiscal 1999               $59.3                $13.7               $  3.5              $(41.2)               $35.3
Fiscal 1998                12.6                  0.2                 54.5(1)             (8.0)                59.3
Fiscal 1997                 3.3                 11.7                 --                  (2.4)                12.6

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

         Duplex Device: A device that contains both a LED and a PIN Diode Photodetector in the same package. The LED emits light in a specific wavelength range while the PIN detects light in a different wavelength range, thus providing the capability to transmit light in both directions.

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

         Quartz technology: Base material used to produce Surface Acoustic Wave Filters.

         Silicon-on-Sapphire: A manufacturing process that allows radiation hardening of silicon in order to permit performance under extreme and harsh environmental contions.

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