Form 10-Q
period 1999-06-25
MITEL CORP
filed 1999-08-04
CIK 352435

http://www.mitel.com
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 25, 1999

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

             350 Legget Drive
             P.O. Box 13089
             Kanata, Ontario, Canada               K2K 2W7

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

Yes  (X)     No  ( )

The number of common shares outstanding as at July 29, 1999 was 115,524,031.

                                MITEL CORPORATION
                                      INDEX

PART I.  FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         June 25, 1999 and March 26, 1999 . . . . . . . . . . . . . . . . . .  3

         Consolidated Statements of Retained Earnings -
         Three months ended June 25, 1999 and June 26, 1998 . . . . . . . . .  4

         Consolidated Statements of Income -
         Three months ended June 25, 1999 and June 26, 1998. . . . . . . . . . 5

         Consolidated Statements of Cash Flows -
         Three months ended June 25, 1999 and June 26, 1998. . . . . . . . . . 6

         Notes to the Consolidated Financial Statements . . . . . . . . . . .  7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . .  16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . 25

                                 Mitel Corporation
                      (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                         (in millions of Canadian dollars)
                                   (Unaudited)

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
ASSETS
Current assets:
  Cash and cash equivalents                               $  90.2    $ 125.3
  Short-term investments                                     48.2          -
  Accounts receivable                                       280.6      326.3
  Inventories (note 4)                                      190.4      198.1
  Prepaid expenses and other                                 23.4       27.4
                                                          -------    -------
                                                            632.8      677.1

Long-term receivables (note 5)                               38.7       35.4
Fixed assets (note 6)                                       482.4      507.7
Acquired intangible assets (note 7)                          40.0       56.7
Patents, trademarks and other (note 8)                       10.7       23.4
                                                          -------    -------
                                                         $1,204.6   $1,300.3
                                                          =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities (note 9)       $ 223.1    $ 254.1
  Income and other taxes payable                             12.2       11.8
  Deferred revenue                                           31.6       36.6
  Current portion of long-term debt                          37.7       37.6
                                                          -------    -------
                                                            304.6      340.1
Long-term debt                                              261.4      276.5
Pension liability                                            13.0       13.2
Deferred income taxes                                        17.6       23.2
                                                          -------    -------
                                                            596.6      653.0
                                                          -------    -------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                        37.2       37.2
     Common shares                                          328.4      331.2
  Contributed surplus (note 10)                              29.4       32.3
  Retained earnings                                         212.3      218.4
  Translation account (note 11)                               0.7       28.2
                                                          -------    -------
                                                            608.0      647.3
                                                          -------    -------
                                                         $1,204.6   $1,300.3
                                                          =======    =======

 (See accompanying notes to the consolidated financial statements)
                                      3

                                Mitel Corporation
                 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)
                                  (Unaudited)

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Retained earnings, beginning of period                    $ 218.4    $ 202.9
Net income (loss) for the period                             (4.6)      14.6
                                                          -------    -------
                                                            213.8      217.5
Cost of common share repurchase (note 10)                    (0.7)         -
Dividends on preferred shares (note 10)                      (0.8)      (0.8)
                                                          -------    -------
Retained earnings, end of period                          $ 212.3    $ 216.7
                                                          =======    =======

(See accompanying notes to the consolidated financial statements)

                               Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
           (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Revenue                                                   $ 311.2    $ 289.6
                                                          -------    -------
Cost of sales:
  Cost of sales other than amortization                     151.2      143.2
  Amortization of manufacturing assets                       17.5       16.6
                                                          -------    -------
                                                            168.7      159.8
                                                          -------    -------
Gross margin                                                142.5      129.8
                                                          -------    -------
Expenses:
  Selling and administrative                                 85.4       67.2
  Research and development (net) (note 13)                   38.8       35.4
  Amortization of acquired intangibles                       17.1        1.4
                                                          -------    -------
                                                            141.3      104.0
                                                          -------    -------
Operating income from continuing operations                   1.2       25.8
Interest income                                               1.9        1.6
Interest expense                                             (5.2)      (6.6)
                                                          -------    -------
Income (loss) from continuing operations
 before income taxes                                         (2.1)      20.8
Income tax expense                                           (2.5)      (5.1)
                                                          -------    -------
Net income (loss) from continuing operations for the period  (4.6)      15.7
Loss from discontinued operations for the period (note 14)      -       (1.1)
                                                          -------    -------
Net income (loss) for the period                          $  (4.6)   $  14.6
                                                          =======    =======
Net income (loss) attributable to common shareholders
 after preferred share dividends                          $  (5.4)   $  13.8
                                                          =======    =======
Net income per common share (notes 3 & 10):
   Net income (loss) per common share from continuing operations:
      Basic                                               $ (0.05)   $  0.14
                                                          =======    =======
      Fully diluted                                       $ (0.05)   $  0.13
                                                          =======    =======
   Net income (loss) per common share:
      Basic                                               $ (0.05)   $  0.13
                                                          =======    =======
      Fully diluted                                       $ (0.05)   $  0.13
                                                          =======    =======
Weighted average number of common shares outstanding (millions):
      Basic                                                 116.5      108.5
                                                          =======    =======
      Fully diluted                                         116.5      108.5
                                                          =======    =======

(See accompanying notes to the consolidated financial statements)
                                      5

                                Mitel Corporation
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss) for the period                        $  (4.6)   $  14.6
  Amortization of capital and other assets                   43.4       29.4
  Investment tax credits                                      1.4       (3.5)
  Gain on sale of capital assets                             (0.1)      (0.4)
  Deferred income taxes                                      (3.1)         -
  Change in pension liability                                 0.3        0.3
  Decrease (increase) in working capital (note 18)           20.2      (69.4)
                                                          -------    -------
    Total                                                    57.5      (29.0)
                                                          -------    -------
Investing activities:
  Change in short-term investments                          (48.2)      34.5
  Additions to capital and other assets                     (13.6)      (9.7)
  Proceeds from disposal of capital assets                    0.1        0.8
  Acquisitions                                                  -      (46.6)
  Net change in non-cash balances related to
   investing activities                                      (9.4)      (5.0)
                                                          -------    -------
     Total                                                  (71.1)     (26.0)
                                                          -------    -------
Financing activities:
  Repayment of long-term debt                                (2.7)         -
  Repayment of capital lease liabilities                     (9.9)      (1.3)
  Debt issue costs                                              -       (1.9)
  Dividends on preferred shares                              (0.8)      (0.8)
  Issue of common shares (note 10)                            0.1        0.6
  Repurchase of common shares (note 10)                      (6.4)         -
                                                          -------    -------
     Total                                                  (19.7)      (3.4)
                                                          -------    -------
Effect of currency translation on cash                       (1.8)       2.0
                                                          -------    -------
Decrease in cash and cash equivalents                       (35.1)     (56.4)
Cash and cash equivalents, beginning of period              125.3      117.2
                                                          -------    -------
Cash and cash equivalents, end of period                 $   90.2   $   60.8
                                                          =======    =======

 (See accompanying notes to the consolidated financial statements)
                                      6

                                MITEL CORPORATION
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
            (in millions of Canadian dollars, except per share amounts)
                                  (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 25, 1999 and the results of operations and the changes in financial position for the three month periods ended June 25, 1999 and June 26, 1998, in accordance with accounting principles generally accepted in Canada. (See also Note 17).

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 26, 1999. The Company's fiscal year-end is the last Friday in March.

2. Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

3.   Supplementary income information
As a supplementary measure to assess financial performance, management utilizes Adjusted Net Income and Adjusted Net Income per common share which exclude the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment and discontinued operations. The Adjusted Net Income and Adjusted Net Income per common share are as follows:

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Net income (loss) as reported                             $  (4.6)   $  14.6
Adjusted Net Income, as adjusted for:
  Amortization of acquired intangibles                       17.1        1.4
  Loss from discontinued operations                             -        1.1
                                                          -------    -------
Adjusted Net Income                                       $  12.5    $  17.1
                                                          =======    =======
Adjusted Net Income per common share - basic              $  0.10    $  0.15
                                                          =======    =======

4.   Inventories:

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Raw materials                                             $  47.8    $  47.8
Work-in-process                                              83.0       86.1
Finished goods                                               59.6       64.2
                                                          -------    -------
                                                          $ 190.4    $ 198.1
                                                          =======    =======

                                      7

5.   Long-term receivables

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Investment tax credits recoverable                        $  20.9    $  17.3
Promissory note, bearing interest at 10%, due in
  March 2011 and against which a first deed on real
  property was pledged as security                           10.2       10.5
Other long-term receivables                                   7.6        7.6
                                                          -------    -------
                                                          $  38.7    $  35.4
                                                          =======    =======

6.   Fixed assets:

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Cost                                                      $ 870.0    $ 884.4
Accumulated amortization                                   (387.6)    (376.7)
                                                          -------    -------
                                                          $ 482.4    $ 507.7
                                                          =======    =======

7.   Acquired intangible assets

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Cost:
  In-process technology                                   $   7.9    $   8.1
  Developed technology                                       33.7       34.4
  Customer base and work force                               11.7       11.9
  Goodwill                                                   25.9       24.8
                                                          -------    -------
                                                             79.2       79.2
                                                          -------    -------
Less accumulated amortization:
  In-process technology                                       4.3        1.7
  Developed technology                                       16.9       10.9
  Customer base and work force                                4.8        2.9
  Goodwill                                                   13.2        7.0
                                                          -------    -------
                                                             39.2       22.5
                                                          -------    -------
                                                          $  40.0    $  56.7
                                                          =======    =======

                                      8

8.   Patents, trademarks and other

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Cost:
  Patents and trademarks                                  $  15.8    $  16.3
  Deferred debt issue costs                                   8.5        8.5
  Deferred foreign exchange loss                                -       10.5
                                                          -------    -------
                                                             24.3       35.3
                                                          -------    -------
Less accumulated amortization:
  Patents and trademarks                                     11.1        9.8
  Deferred debt issue costs                                   2.5        2.1
                                                          -------    -------
                                                             13.6       11.9
                                                          -------    -------
                                                          $  10.7    $  23.4
                                                          =======    =======

9.   Accounts payable and accrued liabilities

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Trade payables                                            $  70.2    $  79.4
Restructuring and other provisions (see also note 15)        25.3       35.3
Employee-related payables                                    34.3       38.4
Other accrued liabilities                                    71.5       75.0
Provision for estimated loss on disposal of discontinued
  operations (note 14)                                       21.8       26.0
                                                          -------    -------
                                                          $ 223.1    $ 254.1
                                                          =======    =======

10.   Capital stock:
a)

                                                      June 25,     March 26,
                                                      1999         1999
                                                      -------      -------
Shares outstanding:
  Preferred shares - R&D Series                         1,616,200    1,616,300
  Common shares                                       116,198,856  116,705,531

There were 100 preferred shares repurchased during the three months ended June 25, 1999.
                                      9

On June 7, 1999, the Company announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999) between June 9, 1999 and June 8, 2000. All repurchased shares will be cancelled. As at June 25, 1999, 661,900 shares have been purchased (518,900 cancelled) under the normal course issuer bid for a cash consideration of $6.4, including costs to acquire the shares. The amount paid to acquire the shares over and above the average carrying value has been charged pro rata to contributed surplus and retained earnings.

b)A summary of the Company's stock option activity is as follows:

                                                       Three Months Ended
                                                       June 25,    June 26,
                                                       1999        1998
                                                       ---------   ---------
Outstanding options:
Balance, beginning of period                           5,918,988   6,251,888
Granted                                                2,454,100     169,250
Exercised                                                (12,225)   (124,625)
Cancelled                                               (336,600)    (28,500)
                                                       ---------   ---------
Balance, end of period                                 8,024,263   6,268,013
                                                       =========   =========

Available for grant at June 25, 1999 were 8,348,025 (March 26, 1999 - 10,465,525) common shares. The exercise prices on stock options issued range from $1.10 to $30.00 per share with exercise periods extending to January, 2008.

c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods.

11.   The following table summarizes changes in the translation account:

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Balance, beginning of period                              $  28.2    $   5.8
Increase:
  Movements in exchange rates -
     United Kingdom Pound Sterling                          (17.0)       6.1
     United States Dollar                                    (8.8)      10.0
     Swedish Krona                                           (1.2)       2.0
     Other currencies                                        (0.5)       1.3
                                                          -------    -------
Balance, end of period                                    $   0.7     $ 25.2
                                                          =======    =======

12. The Company has not declared or paid any dividends on its common shares. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.   Research and Development
The research and development expenses were net of $1.2 in R&D government assistance, including ITCs, for the three month period ended June 25, 1999 (three months ended June 26, 1998 - $7.6).

14.   Discontinued operations
On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey Semiconductors Group acquired in Fiscal 1998. Management expects to sell or otherwise dispose of the Lincoln business within this fiscal year. Accordingly, the operations related to this business are accounted for as discontinued operations.

Sales applicable to Lincoln for the three month periods ended June 25, 1999 and June 26, 1998 were $11.3 and $21.0, respectively. At March 26, 1999, the estimated loss on disposal of Lincoln was $16.3, net of estimated income tax recoveries of $9.7, and remained unchanged at June 25, 1999.

As at June 25, 1999, total net assets related to Lincoln included inventories of $16.8 (March 26, 1999 - $18.2), fixed assets of $13.2 (March 26, 1999 - $13.6)
and current liabilities of $4.4 (March 26, 1999 - $14.3).

15.   Acquisitions
On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100 percent of the capital stock of the Plessey Semiconductors Group. As at June 25, 1999, the liability in respect of integration costs was $7.7 (March 26, 1999 - $10.6).

16.   Information on business segments
The Company's reportable business segments include the Mitel Communications Systems ("Systems") group and the Mitel Semiconductor ("Semiconductor") group. Reportable segments are business units that offer different products and services and are managed separately because of their different manufacturing and distribution processes.

The Company evaluates the performance and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                            Unallocated
Three Months Ended June 25, 1999   Systems   Semiconductor  costs        Total
                                   -------   -------------  -----------  -----
Total external sales revenue       $ 186.0   $ 125.2        $     -      $ 311.2
Amortization of buildings and
 equipment                             4.5      20.1              -         24.6
Amortization of acquired intangibles     -         -           17.1         17.1
Segment's operating income from
  continuing operations               13.2       5.1          (17.1)         1.2

                                                                Unallocated
Three Months Ended June 26, 1998       Systems   Semiconductor  costs        Total
                                       -------   -------------  -----------  -----
Total external sales revenue           $ 155.9   $ 133.7        $   -        $ 289.6
Amortization of buildings and equipment    4.8      21.8            -           26.6
Amortization of acquired intangibles         -         -          1.4            1.4
Segment's operating income from
  continuing operations                   14.4      12.8         (1.4)          25.8

17.   United States accounting principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in Note 25 to the consolidated financial statements as at March 26, 1999.

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Net income (loss) from continuing operations for the period in
 accordance with Canadian GAAP                            $  (4.6)   $  15.7
Write-off of acquired in-process technology                     -       (5.2)
Amortization of acquired in-process technology                1.8        0.1
Effect of deferral accounting related to foreign
  exchange contracts                                          0.9      ( 9.5)
Translation of foreign currency denominated debt              5.2      (11.7)
Adjustment to deferred income taxes                             -       (3.5)
                                                          -------    -------
U.S. GAAP and SEC requirements:
Net income (loss) from continuing operations for the period   3.3      (14.1)
Loss from discontinued operations for the period                -       (1.1)
                                                          -------    -------
Net income (loss) for the period                              3.3      (15.2)
Less: dividends on cumulative preferred shares               (0.8)      (0.8)
Net income (loss) attributable to common shareholders      $  2.5    $ (16.0)
                                                          =======    =======
Net income (loss) per common share from continuing operations:
   Basic and diluted                                      $  0.02    $ (0.14)
                                                          =======    =======
Net income (loss) per common share:
   Basic and diluted                                      $  0.02    $ (0.15)
                                                          =======    =======
Weighted average shares for basic EPS (millions)            116.5      108.5
Weighted average shares on conversion of stock
  options (millions)                                          0.9          -
                                                          -------    -------
Adjusted weighted average shares and share equivalents
  (millions)                                                117.4      108.5
                                                          =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) Options outstanding for the three months ended June 25, 1999 to purchase 3,654,500 shares of common stock at an average price of $16.18 per share.

ii)  All options outstanding at June 26, 1998.

The components of comprehensive income were as follows:

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
Comprehensive income (loss) for the period:
 Net income (loss) for the period                         $   3.3    $ (15.2)
 Other comprehensive income -
   Foreign currency adjustment                              (27.5)      19.4
                                                          -------    -------
Comprehensive income (loss) for the period                $ (24.2)   $   4.2
                                                          =======    =======

Balance sheet items in conformity with U.S. GAAP and SEC requirements:

                                                          June 25,   March 26,
                                                          1999       1999
                                                          -------    -------
Prepaid and other assets: current deferred tax asset      $   4.5    $   8.8
Fixed assets                                                462.3      487.6
Acquired intangible assets                                   36.2       51.1
Long-term receivables: long-term deferred tax asset          23.4       20.5
Accounts payable and accrued liabilities                    226.9      261.2
Shareholders' equity:
  Redeemable preferred shares                                34.4       34.4
  Common shares                                             768.9      772.4
  Contributed surplus                                        (0.4)       2.5
  Accumulated other comprehensive income                      0.7       28.2
  Deficit                                                  (219.0)    (221.6)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which will be effective for the Company's March 31, 2002 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.

18. Net change in non-cash working capital balances related to operating activities:

                                                          Three Months Ended
                                                          June 25,   June 26,
                                                          1999       1998
                                                          -------    -------
      Accounts receivable                                 $  37.2    $  (0.5)
      Inventories                                             1.0      (15.7)
      Accounts payable and accrued liabilities              (14.0)     (52.9)
      Deferred revenue                                       (3.7)      (1.5)
      Other                                                  (0.3)       1.2
                                                          -------    -------
                                                          $  20.2    $ (69.4)
                                                          =======    =======

19.   Year 2000 issue
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information which uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure that could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting an entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

Headquartered near the capital city of Ottawa in Canada, Mitel is a global designer, manufacturer and marketer of networked systems and specialty semiconductors for the communications industry. Mitel has approximately 6,100 employees worldwide.

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the first quarter ended June 25, 1999 compared with the same period in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 1999.

RESULTS OF OPERATIONS
Mitel operates through two reportable business segments - Mitel Communications Systems ("Systems") and Mitel Semiconductor ("Semiconductor"). Mitel sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Systems provides enterprises with voice and data communications systems; complete private networks including remote teleworking solutions; unified messaging and call-center applications; CTI systems and applications; and it supplies competitive carriers with public network access products.

Semiconductor specializes in connectivity solutions for the communications and medical industries with a product range which includes components for both wired and wireless networks; microelectronics for enabling the convergence of voice and data; optoelectronic devices for high-speed Internet systems; and applications-specific integrated circuits (ASICs) for medical applications such as pacemakers and hearing aids.

Consolidated Summary

Revenue, based on the geographic location of Mitel's customers, was distributed as follows: (millions of Canadian dollars)

                   Three months              Three months
                   Ended            % of     Ended            % of
                   June 25, 1999    Total    June 26, 1998    Total
                   -------------    -----    -------------    -----
United States      $ 138.7           45%     $ 138.7           48%
Europe               105.8           34         84.7           29
Other Regions         50.2           16         50.7           18
Canada                16.5            5         15.5            5
                   -------          ----     -------          ----
Total              $ 311.2          100%     $ 289.6          100%
                   =======          ====     =======          ====

                                      16

For the three months ended June 25, 1999, the net movement in exchange rates from Fiscal 1999 positively impacted total revenue by less than one percent ($1.4) primarily as a result of changes in the US dollar exchange rate, partially offset by changes in the UK pound sterling exchange rate.

Total first quarter revenue from continuing operations grew by 7 percent compared to the same quarter of last year. Mitel's revenue growth was driven by strong Systems sales in Europe, offset by expected lower sales in the Semiconductor business.
Adjusted Net Income (see below) for the quarter was $12.5, or $0.10 per share, compared to $17.0, or $0.15 per share, in Fiscal 1999. The reduction in adjusted net income from a year ago was mainly attributable to lower sales and an unfavorable product mix in Mitel Semiconductor and to increased R&D and selling and administrative expenses. Including amortization of intangibles (see below) of $17.1, Mitel recorded a net loss of $4.6 in the first quarter of Fiscal 2000, or $0.05 per share, as against net income of $14.5, or $0.13 per share, in the first quarter of Fiscal 1999. In the first quarter of Fiscal 1999, amortization of acquired intangibles amounted to only $1.4 as accounting for revisions to the estimated useful lives of the corresponding assets were not made until the fourth quarter of Fiscal 1999.

Adjusted Net Income excludes the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment and discontinued operations. Although not a substitute for net income or net income per common share, management utilizes Adjusted Net Income and Adjusted Net Income per common share as a supplementary measure to assess financial performance.

Net income and cashflows for each period, as determined by U.S. accounting principles, are detailed and discussed in note 17 to the consolidated financial statements included elsewhere in this Form 10-Q.

                                              Three months     Three months
(millions of Canadian dollars,                Ended            Ended
 except per share amounts)                    June 25, 1999    June 26, 1998
                                              -------------    -------------
Consolidated revenue                          $ 311.2          $ 289.6
  Systems segment revenue                     $ 186.0          $ 155.9
  Semiconductor segment revenue               $ 125.2          $ 133.7
Operating income from continuing operations   $   1.2          $  25.8
  Systems segment operating income            $  13.2          $  14.4
  Semiconductor segment operating income      $   5.1          $  12.8
  Unallocated costs - amortization of
    acquired intangibles                      $ (17.1)         $  (1.4)

Net income (loss)                             $  (4.6)         $  14.6
Net income (loss) per common share            $ (0.05)         $  0.13
Adjusted net income                           $  12.5          $  17.1
Adjusted net income per common share          $  0.10          $  0.15
Weighted average common shares outstanding      116.5            108.5

Business Segment Review

Mitel Communications Systems
Compared to Fiscal 1999's first quarter, Systems revenue increased by 19 percent due to higher sales volumes of SX-2000 and SX-200 systems, growing demand for new voice messaging products and increased demand for Mitel's network access solutions. Systems revenue accounted for 60% of total revenue in the first quarter and represented an increase of 6 percentage points in the sales mix from the first quarter of last year.

U.S. indirect channel sales benefited from increased demand by the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. European sales increased in the quarter due to the success of Mitel's recently introduced digital key systems product, strong growth in new system sales and system upgrades sold to the installed base, and continued higher demand for Mitel's network access solutions products. Systems sales into the Asia/Pacific region were lower due to a reduced focus by Mitel to compete in that region for enterprise communications systems.

Despite the higher sales, Systems' operating income declined to $13.2 from $14.4 last year, chiefly as a result of increased research and development expenses and higher selling and administrative expenses related principally to the advanced messaging and ISDN PBX operations which were acquired mid-way through the first quarter of Fiscal 1999.

Mitel Semiconductor
Semiconductor sales decreased by 6 percent from Fiscal 1999's first quarter mainly as a result of lower sales to the Asia/Pacific region. The decrease was principally due to lower media sales, partially offset by stronger ASIC sales. In proportion to total revenue, total Semiconductor revenue decreased by 6 percentage points from the first quarter of last year to 40 percent in the first quarter of Fiscal 2000.

During the first quarter, Mitel reached an agreement with the relevant Swedish Trade Unions concerning the transfer of all semiconductor CMOS manufacturing operations from Sweden to Mitel's other more technologically advanced fabrication sites. The proposed transfer affects approximately 200 employees in Mitel's plant in Jarfalla, Sweden and the program is expected to be completed within the next twelve months.
The Swedish operation will operate as an IC fabless facility focused on the design, marketing and sales of ASICs and as a manufacturer and marketer of optoelectronic devices.

Semiconductor's operating income decreased from $12.8 last year to $5.1 as a result of the lower sales volumes combined with an unfavorable product mix.

GROSS MARGIN
As a percentage of total revenue, total gross margin was 46 percent in the three first months of Fiscal 2000, 1 percentage point higher than the corresponding period of Fiscal 1999 due to higher sales volumes of Systems products which helped to reduce the negative impact of lower margins in some semiconductor products and of certain unfavorable manufacturing variances.

OPERATING EXPENSES

Selling and Administrative
Selling and administrative ("S&A") expenses in the first quarter of Fiscal 2000 were $85.4, or 27 percent of sales, compared with $67.2, or 23 percent of sales, for the comparable period in Fiscal 1999. S&A increased as a percentage of salesprimarily due to higher investments for marketing new advanced messaging applications as well as developing new channels in Europe for the ISDN PBX products.
                                      18

Research and Development ("R&D")
R&D expenses amounted to $38.8, or 12 percent of revenue, for the quarter ended June 25, 1999. This compares to $35.4, or 12 percent of revenue, in the corresponding period of Fiscal 1999. These amounts were net of $1.2 (1999-$7.6) in R&D government assistance, including ITCs. Mitel's R&D spending is directed toward investments in high-growth communications market segments.

Amortization of Acquired Intangibles
Amortization of acquired intangibles increased in the first quarter of Fiscal 2000 to $17.1 from $1.4 for the comparable period in Fiscal 1999. In the fourth quarter of Fiscal 1999, the estimated useful life of acquired intangibles was reduced to two years from an average of five to fifteen years to better reflect the estimated period of advantage achieved by Mitel's recent acquisitions, and to be in line with evolving industry practices.

INTEREST INCOME AND EXPENSE
Interest income was $1.9 for the quarter ended June 25, 1999, up from $1.6 recorded in the corresponding quarter of Fiscal 1999 due to higher average cash balances.

Interest expense was $5.2 for the first quarter of Fiscal 2000 compared to $6.6 in the corresponding period of Fiscal 1999. The lower interest expense was mostly due to the early partial repayment of $123.1 against the U.S. dollar term loans on July 23, 1998 and to regularly scheduled repayments of long-term debt.

INCOME TAXES
Income tax expense for the three months ended June 25, 1999 was $2.5 compared to $5.1 for the comparable period in Fiscal 1999. The effective income tax rate, as a percentage of pre-tax income from continuing operations and before the effect of amortization of acquired intangibles, was 17 percent for the first quarter of Fiscal 2000 compared to 23 percent for the corresponding period in Fiscal 1999. The lower effective tax rate in Fiscal 2000 was mainly due to permanent differences and tax recoveries associated with European operations.

BACKLOG
As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At June 25, 1999, order backlog from continuing operations was $239.8, up from last year-end's total of $179.8 at March 26, 1999. The increase in backlog was attributable to an improved book-to-bill ratio through higher semiconductor orders. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
At June 25, 1999, cash, cash equivalents and short-term investment balances totaled $138.4, up from $125.3 at March 26, 1999. The increase of $13.1 was mainly due to cash provided by operating activities.

Cash flow from operations before working capital changes amounted to $37.3 during the first quarter of Fiscal 2000 compared to $40.4 in Fiscal 1999. Since March 26, 1999, Mitel's working capital, as reflected in the consolidated statements of cash flows, decreased by $20.2 primarily due to strong collections of trade receivables, partially offset by reduced payables typical in the quarter following a year-end. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.
                                      19

Fixed asset and other additions were $13.6 during the first quarter of Fiscal 2000 compared with $9.7 in the corresponding period of Fiscal 1999, excluding additions of $4.2 and $3.6 financed by capital lease for the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources as well as Semiconductor manufacturing capacity and technology enhancements.

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

Long-term debt decreased due to scheduled repayments of $2.7 against the syndicated term loans.

On June 7, 1999, Mitel announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999). These purchases will take place on the open market through the stock exchanges of New York, London, Toronto and Montreal over a twelve-month period which commenced on June 9, 1999 and ends on June 8, 2000 or on such earlier date as the Company may complete its purchases pursuant to the normal course issuer bid filed with the Toronto and Montreal exchanges. All repurchased shares will be cancelled. As at June 25, 1999, 661,900 shares were purchased under the normal course issuer bid for cash consideration of $6.4, including costs to acquire the shares.

As at June 25, 1999, Mitel's capitalization was comprised of 33 percent debt, 4 percent preferred equity, and 63 percent common equity. This compares to 32 percent debt, 4 percent preferred equity, and 64 percent common equity at the end of Fiscal 1999.

In addition to cash, cash equivalent and short-term investment balances of $138.4 as at June 25, 1999, Mitel has an unused revolving credit facility of approximately $108.0 (U.S.$73.4). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

YEAR 2000
What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year, resulting in the possibility that computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Mitel has been working on the Year 2000 problem since 1997. A dedicated Year 2000 Program Management Office ("PMO") was established in February 1998 to address compliance both externally, by our customers and suppliers, and internally for Mitel's business processes.
Mitel's internal processes include network and communications infrastructure, business software applications, manufacturing, distribution, facilities management, product development, sales, finance and human resources.
Management presently believes that with modifications to Mitel's existing software and hardware and conversions to new software, the Year 2000 problem can be mitigated. Despite the extensive efforts dedicated to the Year 2000 problem, there can be no assurance that all Year 2000 date compliance activities will be completed before problems associated with the Year 2000 transition potentially occur.

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

The third and current phase is the Implementation and consists of conversion, testing and deployment of identified mission critical systems as well as company-wide risk and contingency management activities. Presently the majority of Mitel's identified mission critical systems are Year 2000 ready. However, a small number of remediation projects are dependent upon third-party software and hardware upgrades, and are on schedule to be brought to a compliant status during the summer of calendar 1999. Mitel has started to address its non-mission critical systems and plans to have the majority of these systems Year 2000 ready by the end of calendar 1999. End to end testing of targeted internal systems is planned for the summer of calendar 1999. Mitel also conducted an internal Year 2000 Program review process under which most of its major sites were visited to ensure corporate guidelines and procedures are consistently applied.

Under its comprehensive Vendor Management Program, initiated during Phase II of the Year 2000 Program, Mitel is actively working with its suppliers to determine the extent to which their operations and the products and services they provide are Year 2000 ready and to monitor their progress toward Year 2000 capability. The highest priority is given to suppliers that are critical to the business. The program includes awareness letters, site visits, questionnaires as well as compliance agreements and warranties. Contingency plans, such as planned increased inventory levels or substitute suppliers, are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year

2000 capable in a timely manner. Mitel has also developed contingency plans to address possible changes in customer order patterns due to Year 2000 issues. Management believes that Mitel achieved its target to have all "high risk" suppliers' assessments of their Year 2000 readiness completed and to have necessary contingency plans in place by March 31, 1999. Contingency plans will be reviewed on a regular basis as Mitel learns more about its suppliers' state of readiness. Mitel also conducts on-going monitoring of local utility suppliers and is presently updating its comprehensive Disaster Recovery Plan to accommodate Year 2000 related issues.

Mitel also initiated a comprehensive Distribution Management Program in the fourth quarter of Fiscal 1999, in order to assess the Year 2000 state of readiness of its distributors in a manner similar to its Vendor Management Program. The assessment phase is completed and contingency plans are presently being developed and should be completed by September 1999.

It is currently expected that the total incremental direct costs of the Year 2000 Program will not exceed $13.6. Approximately $7.6 has been spent on direct Year 2000 Program costs to date and was funded through operating cash flows.
The program costs are primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation. As Mitel continues to assess the last phases of the Year 2000 Program, estimated costs may change.

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

OTHER

Asia/Pacific Economic Risk
The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1999 and through the first three months of Fiscal 2000. This region represented 11 percent of Mitel's revenue from continuing operations for the three months ended June 25, 1999 and 13 percent of revenue from continuing operations in the corresponding period of Fiscal 1999. The majority of the Asia/Pacific sales relate to Semiconductor operations. Asia/Pacific receivables, net of reserves, were approximately 2 percent of Mitel's total assets as at June 25, 1999 (March 26, 1999-2 percent). To the extent the Asia/Pacific region grows in importance to Mitel, or that the factors affecting the region begin to adversely affect customers in other geographic locations, Mitel's business, operating results and financial condition could be adversely affected.

Foreign Currency Translation
Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At June 25, 1999, the translation account balance was $0.7 as compared to $28.2 at the end of Fiscal 1999. The decrease was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling and the U.S. dollar.

European Union and the Euro
On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Mitel's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. Mitel does not expect any required system conversion costs to be material due to the existing ability to transact in multiple currencies. Due to significant uncertainties, Mitel cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on Mitel's financial condition or its results of operations.

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

SM*  AXEL is a registered service mark of Goldman, Sachs and Co.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact Mitel's financial statements due to adverse changes in financial markets. Mitel is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Mitel uses certain derivative financial instruments including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Mitel does not hold or issue financial instruments for trading or speculative purposes. As at June 25, 1999, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 26, 1999.

PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

a)    Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K in the first quarter of the fiscal year ended March 31, 2000. The Report was filed April 22, 1999 and related to a press release announcing preliminary unaudited financial results for the fourth quarter and the fiscal year ended March 26, 1999, the adoption of new amortization periods for intangibles and the approval of certain special charges.

2. The Company filed a Current Report on Form 8-K in the first quarter of the fiscal year ended March 31, 2000. The Report was filed June 7, 1999 and related to announcing the Board of Directors' approval of a normal course issuer bid for the purchase and cancellation of up to 5,835,645 common shares.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MITEL CORPORATION
                                              --------------------------------

August 4, 1999                                //S/JEAN-JACQUES CARRIER
--------------                                --------------------------------
Date                                          Jean-Jacques Carrier
                                              Senior Vice President of Finance
                                               and Chief Financial Officer