Form 10-Q
period 1999-09-24
MITEL CORP
filed 1999-11-05
CIK 352435

                                                        http://www.mitel.com

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 24, 1999

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

Yes  (X)     No  ( )

The number of common shares outstanding as at November 2, 1999 was 113,888,131.

                             MITEL CORPORATION
                                   INDEX

PART I.   FINANCIAL INFORMATION (Unaudited)

ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
          September 24, 1999 and March 26, 1999 . . . . . . . . . . .. . . .3

          Consolidated Statements of Retained Earnings -
           Three months ended September 24, 1999 and September 25, 1998 . . 4 Six months ended September 24, 1999 and September 25, 1998 . . . 4

          Consolidated Statements of Income -
           Three months ended September 24, 1999 and September 25, 1998. .5&6 Six months ended September 24, 1999 and September 25, 1998 . . 5&6

          Consolidated Statements of Cash Flows -
           Six months ended September 24, 1999 and September 25, 1998. . .  7

          Notes to the Consolidated Financial Statements . . . . . . . . . .8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . .18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . 23

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . 27

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . 28

                              Mitel Corporation
                   (incorporated under the laws of Canada)
                         CONSOLIDATED BALANCE SHEETS
                       (in millions of Canadian dollars)
                                    (Unaudited)

                                                        Sept. 24,  March 26,
                                                        1999       1999
                                                        --------   --------
ASSETS
Current assets:
  Cash and cash equivalents                             $  112.0   $  125.3
  Short-term investments                                    27.8          -
  Accounts receivable                                      302.7      326.3
  Inventories (note 4)                                     196.0      198.1
  Prepaid expenses and other                                23.8       27.4
                                                         -------    -------
                                                           662.3      677.1
Long-term receivables (note 5)                              30.3       35.4
Fixed assets (note 6)                                      490.4      507.7
Acquired intangible assets (note 7)                         25.8       56.7
Patents, trademarks and other (note 8)                       9.7       23.4
                                                         -------    -------
                                                        $1,218.5   $1,300.3
                                                         =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable and accrued liabilities (note 9)     $  225.7   $  254.1
  Income and other taxes payable                            17.8       11.8
  Deferred revenue                                          34.6       36.6
  Current portion of long-term debt                         39.4       37.6
                                                         -------    -------
                                                           317.5      340.1
Long-term debt                                             256.9      276.5
Pension liability                                           13.6       13.2
Deferred income taxes                                       12.5       23.2
                                                         -------    -------
                                                           600.5      653.0
                                                         -------    -------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                       37.0       37.2
     Common shares                                         323.4      331.2
  Contributed surplus (note 10)                             16.5       32.3
  Retained earnings                                        222.5      218.4
  Translation account (note 11)                             18.6       28.2
                                                         -------    -------
                                                           618.0      647.3
                                                         -------    -------
                                                        $1,218.5   $1,300.3
                                                         =======    =======

     (See accompanying notes to the consolidated financial statements)
                                    3

                              Mitel Corporation
               CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    (in millions of Canadian dollars)
                                (Unaudited)

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Retained earnings,
 beginning of period               $ 212.3    $ 216.7    $ 218.4    $ 202.9
Net income for the period             12.5       12.8        7.9       27.4
                                   -------    -------    -------    -------
                                     224.8      229.5      226.3      230.3

Cost of common share issue (note 10)     -       (7.5)         -       (7.5)
Cost of common share
 repurchase (note 10)                 (1.5)         -       (2.2)         -
Dividends on preferred
 shares (note 10)                     (0.8)      (0.8)      (1.6)      (1.6)
                                   -------    -------    -------    -------
Retained earnings, end of period   $ 222.5    $ 221.2    $ 222.5    $ 221.2
                                   =======    =======    =======    =======

(See accompanying notes to the consolidated financial statements)

                             Mitel Corporation
                    CONSOLIDATED STATEMENTS OF INCOME
        (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Revenue                            $ 348.8    $ 347.6    $ 660.0    $ 637.2
                                   -------    -------    -------    -------
Cost of sales:
  Cost of sales other than
    amortization                     166.8      171.8      318.0      315.0
  Amortization of manufacturing
    assets                            17.4       17.1       34.9       33.7
                                   -------    -------    -------    -------
                                     184.2      188.9      352.9      348.7
                                   -------    -------    -------    -------
Gross margin                         164.6      158.7      307.1      288.5
                                   -------    -------    -------    -------
Expenses:
  Selling and administrative          88.0       86.0      173.4      153.2
  Research and development (net)
   (note 13)                          33.7       35.4       72.5       70.8
  Amortization of acquired
   intangibles                        15.2        2.2       32.3        3.6
                                   -------    -------    -------    -------
                                     136.9      123.6      278.2      227.6
                                   -------    -------    -------    -------
Operating income from
 continuing operations                27.7       35.1       28.9       60.9
Interest income                        1.7        1.1        3.6        2.7
Interest expense                      (5.2)      (5.8)     (10.4)     (12.4)
Debt issue and other costs               -       (7.2)         -       (7.2)
                                   -------    -------    -------    -------
Income from continuing operations
   before income taxes                24.2       23.2       22.1       44.0
Income tax expense                   (11.7)      (6.9)     (14.2)     (12.0)
                                   -------    -------    -------    -------
Net income from continuing
  operations for the period           12.5       16.3        7.9       32.0
Loss from discontinued operations
   for the period (note 14)              -       (3.5)         -       (4.6)
                                   -------    -------    -------    -------
Net income for the period          $  12.5    $  12.8    $   7.9    $  27.4
                                   =======    =======    =======    =======
Net income attributable to common shareholders
 after preferred share dividends   $  11.7    $  12.0    $   6.3    $  25.8
                                   =======    =======    =======    =======

CONTINUED ON NEXT PAGE
                                    5

CONTINUED:
                             Mitel Corporation
                    CONSOLIDATED STATEMENTS OF INCOME
        (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Net income per common share
 (notes 3 & 10):
  Net income per common share
   from continuing operations:
      Basic and fully diluted      $  0.10    $  0.13    $  0.05    $  0.27
                                   =======    =======    =======    =======
   Net income per common share:
      Basic and fully diluted      $  0.10    $  0.10    $  0.05    $  0.23
                                   =======    =======    =======    =======
Weighted average number of common
  shares outstanding (millions):
      Basic                          114.9      115.3      115.6      111.9
                                   =======    =======    =======    =======
      Fully diluted                  121.1      118.1      116.0      114.7
                                   =======    =======    =======    =======

(See accompanying notes to the consolidated financial statements)
                                    6

                               Mitel Corporation
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in millions of Canadian dollars)
                                 (Unaudited)

                                                         Six Months Ended
                                                         Sept. 24,  Sept. 25,
                                                         1999       1998
                                                         -------    -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income for the period                              $   7.9    $  27.4
  Amortization of capital and other assets                  84.4       64.5
  Debt issue and other costs expensed                          -        8.8
  Investment tax credits                                     4.5       (7.0)
  Gain on sale of capital assets                            (0.1)      (0.5)
  Deferred income taxes                                     (2.8)      (1.0)
  Change in pension liability                                0.6        0.6
  Decrease (increase) in working capital (note 18)           5.6     (109.3)
                                                         -------    -------
    Total                                                  100.1      (16.5)
                                                         -------    -------
Investing activities:
  Change in short-term investments                         (27.8)      34.5
  Additions to capital and other assets                    (28.1)     (26.0)
  Proceeds from disposal of capital assets                   0.1        1.9
  Acquisitions                                                 -      (46.6)
  Net change in non-cash balances related
    to investing activities                                 (7.8)      (6.0)
                                                         -------    -------
     Total                                                 (63.6)     (42.2)
                                                         -------    -------
Financing activities:
  Repayment of long-term debt                               (5.3)    (123.1)
  Repayment of capital lease liabilities                   (16.4)     (12.1)
  Debt issue costs                                             -       (1.9)
  Dividends on preferred shares                             (1.6)      (1.6)
  Issue of common shares (note 10)                           0.3      166.2
  Repurchase of common shares (note 10)                    (26.1)         -
  Net change in non-cash balances related
   to financing activities                                  (0.1)       0.8
                                                         -------    -------
     Total                                                 (49.2)      28.3
                                                         -------    -------
Effect of currency translation on cash                      (0.6)       4.5
                                                         -------    -------
Decrease in cash and cash equivalents                      (13.3)     (25.9)
Cash and cash equivalents, beginning of period             125.3      117.2
                                                         -------    -------
Cash and cash equivalents, end of period                 $ 112.0    $  91.3
                                                         =======    =======

     (See accompanying notes to the consolidated financial statements)
                                    7

                               MITEL CORPORATION
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 24, 1999 and the results of operations and the changes in financial position for the three and six month periods ended September 24, 1999 and September 25, 1998, in accordance with accounting principles generally accepted in Canada. (See also note 17).

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

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Net income for the period as
  reported                         $  12.5    $  12.8    $   7.9    $  27.4
Adjusted net income, as adjusted for:
  Amortization of acquired
   intangibles                        15.2        2.2       32.3        3.6
  Loss from discontinued operations      -        3.5          -        4.6
  Debt issue and other costs             -        7.2          -        7.2
                                   -------    -------    -------    -------
Adjusted Net Income for the period $  27.7    $  25.7    $  40.2    $  42.8
                                   =======    =======    =======    =======
Adjusted Net Income per common
  share - basic                    $  0.23    $  0.22    $  0.33    $  0.37
                                   =======    =======    =======    =======

                                    8

4.  Inventories:

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Raw materials                                            $  49.3    $  47.8
Work-in-process                                             83.3       86.1
Finished goods                                              63.4       64.2
                                                         -------    -------
                                                         $ 196.0    $ 198.1
                                                         =======    =======

5.  Long-term receivables

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Investment tax credits recoverable                       $  16.7    $  17.3
Promissory note, bearing interest at 8%, payable
 annually, due in June 2004 and against which a first
 deed on real property was pledged as security               6.2       10.5
Other long-term receivables                                  7.4        7.6
                                                         -------    -------
                                                         $  30.3    $  35.4
                                                         =======    =======

6.   Fixed assets:

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Cost                                                     $ 898.9    $ 884.4
Accumulated amortization                                  (408.5)    (376.7)
                                                         -------    -------
                                                         $ 490.4    $ 507.7
                                                         =======    =======

                                    9

7.  Acquired intangible assets

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Cost:
  In-process technology                                  $   8.0    $   8.1
  Developed technology                                      33.9       34.4
  Customer base and work force                              11.7       11.9
  Goodwill                                                  26.3       24.8
                                                         -------    -------
                                                            79.9       79.2
                                                         -------    -------
Less accumulated amortization:
  In-process technology                                      5.8        1.7
  Developed technology                                      23.2       10.9
  Customer base and work force                               6.9        2.9
  Goodwill                                                  18.2        7.0
                                                         -------    -------
                                                            54.1       22.5
                                                         -------    -------
                                                        $   25.8    $  56.7
                                                         =======    =======

8.  Patents, trademarks and other

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Cost:
  Patents and trademarks                                 $  16.2    $  16.3
  Deferred debt issue costs                                  8.5        8.5
  Deferred foreign exchange loss                               -       10.5
                                                         -------    -------
                                                            24.7       35.3
                                                         -------    -------
Less accumulated amortization:
  Patents and trademarks                                    12.2        9.8
  Deferred debt issue costs                                  2.8        2.1
                                                         -------    -------
                                                            15.0       11.9
                                                         -------    -------
                                                         $   9.7    $  23.4
                                                         =======    =======

                                    10

9.  Accounts payable and accrued liabilities

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Trade payables                                           $  68.6    $  79.4
Restructuring and other provisions (see also note 15)       17.9       35.3
Employee-related payables                                   40.6       38.4
Other accrued liabilities                                   81.9       75.0
Provision for estimated loss on disposal of
  discontinued operations (note 14)                         16.7       26.0
                                                         -------    -------
                                                         $ 225.7    $ 254.1
                                                         =======    =======

10.   Capital stock:
a)

                                                   Sept. 24,    March 26,
                                                   1999         1999
                                                   -----------  -----------
Shares outstanding:
  Preferred shares - R&D Series                      1,610,500    1,616,300
  Common shares                                    114,391,931  116,705,531

There were 5,800 preferred shares repurchased during the six months ended September 24, 1999.

On June 7, 1999, the Company announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999) between June 9, 1999 and June 8, 2000. All repurchased shares will be cancelled. As at September 24, 1999, 2,489,900 shares have been purchased (2,371,200 common shares cancelled) under the normal course issuer bid for cash consideration of $26.1, including costs to acquire the shares. The amount paid to acquire the shares over and above the average carrying value was charged pro rata to contributed surplus that arose from common share transactions, with the balance charged to retained earnings.

b)  A summary of the Company's stock option activity is as follows:

                                                   Six Months Ended
                                                   Sept. 24,      Sept. 25,
                                                   1999           1998
                                                   ----------     ---------
Outstanding options:
Balance, beginning of period                        5,918,988     6,251,888
Granted                                             3,586,467       333,250
Exercised                                             (57,600)     (275,550)
Cancelled                                          (2,215,850)     (131,625)
                                                    ---------     ---------
Balance, end of period                              7,232,005     6,177,963
                                                    =========     =========

Available for grant at September 24, 1999 were 9,094,908 (March 26, 1999 - 10,465,525) common shares. The exercise prices on outstanding stock options range from $1.10 to $30.00 per share with exercise periods extending to January, 2008.

On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of Directors, officers and the Executive Management Team) who received stock option grants in calendar 1998 at $17.78 and higher. Under the terms of the program, and with the consent of the Toronto and Montreal Stock Exchanges, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of $9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of 6 years.

c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods.

11. The following table summarizes changes in the translation account:

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Balance, beginning of period       $   0.7    $  25.2    $  28.2    $   5.8
Increase (decrease):
  Movements in exchange rates -
     United Kingdom Pound Sterling    12.1       17.6       (4.9)      23.7
     United States Dollar              3.1        7.5       (5.7)      17.5
     Swedish Krona                     0.5        1.2       (0.7)       3.2
     Other currencies                  2.5       (0.1)       2.0        1.2
Reduction of net investments
 in subsidiaries                      (0.3)         -       (0.3)         -
                                   -------    -------    -------    -------
Balance, end of period             $  18.6    $  51.4    $  18.6    $  51.4
                                   =======    =======    =======    =======

                                    12

12. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13. Research and development
The research and development expenses were net of $6.0 and $7.2 in R&D government assistance, including ITCs, for the three and six month periods ended September 24, 1999, respectively (three months ended September 25, 1998
- $9.0; six months ended September 25, 1998 - $16.6).

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

Sales applicable to Lincoln for the six month periods ended September 24, 1999 and September 25, 1998 were $21.3 and $37.8, respectively. At September 24, 1999, the estimated loss on disposal of Lincoln was $7.0 (March 26, 1999
- $ 16.3), net of estimated income tax recoveries of $9.7 (March 26, 1999 -
$9.7).

As at September 24, 1999, total net assets related to Lincoln included inventories of $17.4 (March 26, 1999 - $18.2) and fixed assets of $13.9 (March 26, 1999 - $13.6).

15.  Acquisitions
On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100 percent of the capital stock of the Plessey Semiconductors Group. As at September 24, 1999, the liability in respect of integration costs was $5.9 (March 26, 1999 - $10.6).

16.  Information on business segments
The Company's reportable business segments include the Mitel Communications Systems ("Systems") group and the Mitel Semiconductor ("Semiconductor") group. Reportable segments are business units that offer different products and services and are managed separately because of their different manufacturing and distribution processes.

The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Three Months Ended September 24, 1999                       Unallocated
                                    Systems  Semiconductor  Costs    Total
                                    -------  -------------  -------  -------
Total external sales revenue        $ 209.4  $ 139.4        $     -  $ 348.8
Amortization of buildings and
  Equipment                             4.4     20.4              -     24.8
Amortization of acquired intangibles      -        -           15.2     15.2
Special charges (net)                     -        -              -        -
Segment's operating income (loss)      26.3     16.6          (15.2)    27.7

Three Months Ended September 25, 1998                       Unallocated
                                    Systems  Semiconductor  Costs    Total
                                    -------  -------------  -------  -------
Total external sales revenue        $ 201.9  $ 145.7        $     -  $ 347.6
Amortization of buildings and equipment 5.1     21.9              -     27.0
Amortization of acquired intangibles      -        -            2.2      2.2
Special charges (net)                     -        -              -        -
Segment's operating income (loss)      18.6     18.7           (2.2)    35.1

Six Months Ended September 24, 1999                         Unallocated
                                    Systems  Semiconductor  Costs    Total
                                    -------  -------------  -------  -------
Total external sales revenue        $ 395.4  $ 264.6        $     -  $ 660.0
Amortization of buildings and equipment 8.9     40.4              -     49.3
Amortization of acquired intangibles      -        -           32.3     32.3
Special charges (net)                     -        -              -        -
Segment's operating income (loss)      39.5     21.7          (32.3)    28.9

Six Months Ended September 25, 1998                         Unallocated
                                    Systems  Semiconductor  Costs    Total
                                    -------  -------------  -------  -------
Total external sales revenue        $ 357.8  $ 279.4        $     -  $ 637.2
Amortization of buildings and equipment 9.9     43.7              -     53.6
Amortization of acquired intangibles      -        -            3.6      3.6
Special charges (net)                     -        -              -        -
Segment's operating income (loss)      33.0     31.5           (3.6)    60.9

17.  United States accounting principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in Note 25 to the consolidated financial statements as at March 26, 1999.
                                    14

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Net income from continuing operations for the period in accordance with
 Canadian GAAP                     $  12.5    $  16.3    $   7.9    $  32.0
Write-off of acquired
 in-process technology                   -          -          -       (5.2)
Amortization of acquired
 in-process technology                 1.4        0.2        3.2        0.3
Effect of deferral accounting related
 to foreign exchange contracts         6.0      ( 9.3)       6.9      (18.8)
Translation of foreign currency
 denominated debt                     (0.4)      (3.9)       4.8      (15.6)
Adjustment to deferred income taxes      -       (3.5)         -       (7.0)
                                   -------    -------    -------    -------
U.S. GAAP and SEC requirements:
Net income (loss) from continuing
 operations for the period            19.5       (0.2)      22.8      (14.3)
Loss from discontinued operations
 for the period                          -       (3.5)         -       (4.6)
                                   -------    -------    -------    -------
Net income (loss) for the period      19.5       (3.7)      22.8      (18.9)
Less: dividends on cumulative
 preferred shares                      0.8        0.8        1.6        1.6
                                   -------    -------    -------    -------
Net income (loss) attributable to
 common shareholders                $ 18.7    $  (4.5)   $  21.2    $ (20.5)
                                   -------    -------    -------    -------
Net income (loss) per common share
 from continuing operations:
   Basic and diluted               $  0.16    $     -    $  0.18    $ (0.13)
                                   -------    -------    -------    -------
Net income (loss) per common share:
   Basic and diluted               $  0.16    $ (0.04)   $  0.18    $ (0.18)
                                   -------    -------    -------    -------
Weighted average shares for
 basic EPS (millions)                114.9      115.3      115.6      111.9
Weighted average shares on conversion of stock
   options (millions)                  1.8          -        1.3          -
                                   -------    -------    -------    -------
Adjusted weighted average shares and share equivalents for diluted
 EPS (millions)                      116.7      115.3      116.9      111.9
                                   -------    -------    -------    -------

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:
                                    15

i) Options outstanding for the three months ended September 24, 1999 to purchase 1,054,000 shares of common stock at an average price of $18.05 per share.

ii) Options outstanding for the six months ended September 24, 1999 to purchase 2,188,867 shares of common stock at an average price of $13.87 per share.

iii) All options outstanding at September 25, 1998.

The components of comprehensive income were as follows:

                                   Three Months Ended    Six Months Ended
                                   Sept. 24,  Sept. 25,  Sept. 24,  Sept. 25,
                                   1999       1998       1999       1998
                                   -------    -------    -------    -------
Comprehensive income for the period:
 Net income (loss) for the period  $  19.5    $  (3.7)   $  22.8    $ (18.9)
 Other comprehensive income -
   Foreign currency adjustment        17.9       26.2       (9.6)      45.6
                                   -------    -------    -------    -------
Comprehensive income for
 the period                        $  37.4    $  22.5    $  13.2    $  26.7
                                   =======    =======    =======    =======

Balance sheet items which vary in conformity with U.S. GAAP and SEC requirements:

                                                         Sept. 24,  March 26,
                                                         1999       1999
                                                         -------    -------
Prepaid and other assets: current deferred tax asset     $   4.8    $   8.8
Fixed assets                                               471.9      487.6
Acquired intangible assets                                  23.4       51.1
Long-term receivables: long-term deferred tax asset         18.3       20.5
Accounts payable and accrued liabilities                   223.9      261.2
Shareholders' equity:
  Redeemable preferred shares                               34.2       34.4
  Common shares                                            762.5      772.4
  Contributed surplus                                          -        2.5
  Accumulated other comprehensive income                    18.6       28.2
  Deficit                                                 (213.7)    (221.6)

The Financial Accounting Standards Board has issued Statement of Financial
Accounting Standards No. 133, Accounting for Derivative Instruments and
Hedging Activities ("SFAS 133") which will be effective for the Company's
March 31, 2002 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.


18. Net change in non-cash working capital balances related to operating activities:

                                                         Six Months Ended
                                                         Sept. 24,  Sept. 25,
                                                         1999       1998
                                                         -------    -------
Accounts receivable                                      $  20.2    $ (36.6)
Inventories                                                  0.3      (23.3)
Accounts payable and accrued liabilities                   (12.2)     (45.8)
Deferred revenue                                            (1.6)      (2.0)
Other                                                       (1.1)      (1.6)
                                                         -------    -------
                                                         $   5.6    $(109.3)
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

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the three and six months ended September 24, 1999 compared with the corresponding periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 1999.

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

Systems provides enterprises with voice and data communications systems, complete private networks including remote teleworking solutions, unified messaging and call-center applications, CTI systems and applications, and also supplies competitive carriers with public network access products.

Semiconductor specializes in connectivity solutions principally for the communications and medical industries with a product range which includes components for both wired and wireless networks, microelectronics for enabling the convergence of voice and data, optoelectronic devices for high-speed Internet systems, and applications-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing aids.

Consolidated Summary
Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                                   Six Months Ended      Six Months Ended
                                   Sept. 24,  % of       Sept. 25,  % of
(millions of Canadian dollars)     1999       Total      1998       Total
                                   -------    -------    -------    -------
United States                      $ 302.1        46%    $ 301.5        47%
Europe                               215.3        33       189.4        30
Other Regions                        106.3        16       112.9        18
Canada                                36.3         5        33.4         5
                                   -------    -------    -------    -------
Total                              $ 660.0       100%    $ 637.2       100%
                                   =======    =======    =======    =======

For the three months ended September 24, 1999, the net movement in exchange rates from Fiscal 1999 negatively impacted total revenue by 3 percent ($10.7). For the six months ended September 24, 1999, the net movement in exchange rates from Fiscal 1999 negatively impacted total revenue by 1 percent ($9.3). The foreign exchange impact was primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the U.S. dollar exchange rate.

Total second quarter revenue from continuing operations was $348.8 compared to $347.6 in the same quarter of last year. Adjusted Net Income (see below) for the second quarter of Fiscal 2000 was $27.7, or $0.23 per share, compared to $25.7, or $0.22 per share, in Fiscal 1999. Adjusted Net Income improved in the second quarter from a year ago on stronger margins resulting from higher production rates in Systems and to cost efficiencies achieved in the direct systems solutions channel. The year to date Adjusted Net Income was $40.2, or $0.33 per share, compared to last year's first half when Adjusted Net Income was $42.8, or $0.37 per share.

Including amortization of intangibles (see below) of $15.2, Mitel recorded net income of $12.5 in the second quarter of Fiscal 2000, or $0.10 per share, as against net income of $12.8, and also $0.10 per share, in the second quarter of Fiscal 1999. Net income in the first half of Fiscal 2000 was $7.9, or $0.05 per share, after deducting amortization of intangibles of $32.3. This compares to $27.4, or $0.23 per share, in the first half of last year. In the second quarter and first half of Fiscal 1999, amortization of acquired intangibles was lower at $2.2 and $3.6, respectively, as revisions to the estimated useful lives of the corresponding assets were not made until the fourth quarter of Fiscal 1999.

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
                                    19

                                           Six Months Ended  Six Months Ended
(millions of Canadian dollars,             September 24,     September 25,
 except per share amounts)                 1999              1998
                                           -------------     -------------
Consolidated revenue                       $ 660.0           $ 637.2
  Systems segment revenue                  $ 395.4           $ 357.8
  Semiconductor segment revenue            $ 264.6           $ 279.4
Operating income from continuing
 operations                                $  28.9           $  60.9
  Systems segment operating income         $  39.5           $  33.0
  Semiconductor segment operating income   $  21.7           $  31.5
  Unallocated costs - amortization
   of acquired intangibles                 $  32.3           $   3.6
Net income                                 $   7.9           $  27.4
Net income per common share                $  0.05           $  0.23
Adjusted net income                        $  40.2           $  42.8
Adjusted net income per common share       $  0.33           $  0.37
Weighted average common shares outstanding   115.6             111.9

Business Segment Review
Mitel Communications Systems
Systems revenue improved by 13 percent over the first quarter of this fiscal year to reach sales of $209.4 in the second quarter. Compared to Fiscal 1999's first six months, Systems revenue increased by 10 percent due to higher sales volumes of SX-2000 and SX-200 systems, particularly in North America, growing demand for new voice messaging products and increased demand for Mitel's network access solutions. Systems revenue accounted for 60% of total revenue in the first six months and represented an increase of 4 percentage points in the sales mix from the first half of last year.

U.S. indirect channel sales benefited from increased demand by the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. European sales increased due to strong growth in new system sales and system upgrades sold to the installed base, particularly in the first quarter, and continued higher demand for Mitel's network access solutions products. Systems sales into the Asia/Pacific region were lower due to a reduced focus by Mitel on competing in that region for enterprise communications systems.

Systems' operating income improved to $26.3 (1999 - $18.6) and $39.5 (1999 - $33.0) in the respective three and six month periods ended September 24, 1999. The increase was chiefly the result of improved voice system margins, partially offset by increased channel development expenses.

Mitel Semiconductor
Semiconductor revenue improved by 11 percent over the first quarter of this
fiscal year to reach sales of $139.4 in the second quarter.   Year to date,
Semiconductor sales decreased by 5 percent from Fiscal 1999's first six months mainly as a result of lower sales to the Asia/Pacific region. In terms of products, the decrease was principally due to lower media and medical sales, partially offset by stronger WAN internetworking, ASIC and wireless access sales. In proportion to total revenue, total Semiconductor revenue decreased by 4 percentage points from the first six months of last year to 40 percent in the first half of Fiscal 2000.
                                    20

Progress is well under way and on track with the transfer of all semiconductor CMOS manufacturing operations from Sweden to Mitel's other more technologically advanced fabrication sites. The transfer will be completed and new production started in the second half of this fiscal year. The Swedish operation will operate as an IC fabless facility focused on the design, marketing and sales of ASICs and as a manufacturer and marketer of optoelectronic devices.

Semiconductor's operating income decreased to $16.6 (1999 - $18.7) and $21.7 (1999 - $31.5) for the three and six months ended September 24, 1999 as a result of the lower sales volumes combined with an unfavorable product mix, partially offset by reduced operating expenses.

GROSS MARGIN
As a percentage of total revenue, total gross margin was 47 percent in each of the three and six month periods ended September 24, 1999. This represents an improvement of 1 and 2 percentage points over the respective periods last year. The improvement was due to higher sales volumes of voice systems products and improved cost efficiencies in the direct systems solutions channel. These two factors combined to help reduce the negative impact of lower margins in some semiconductor products and of certain unfavorable manufacturing variances.

OPERATING EXPENSES
Selling and Administrative
Selling and administrative ("S&A") expenses in the second quarter of Fiscal 2000 were 25 percent of sales, the same percentage as in the comparable period in Fiscal 1999. Year to date, S&A expenses were 26 percent of sales and 1 percentage point higher than the first half of last year. S&A as a percentage of sales in the first half was higher primarily due to first quarter investments for marketing new advanced messaging applications as well as developing new channels in Europe for the ISDN PBX products.

Research and Development ("R&D")
R&D expenses amounted to $33.7, or 10 percent of revenue, for the second quarter ended September 24, 1999. This compares to $35.4, or 10 percent of revenue, in the corresponding period of Fiscal 1999. These amounts were net of $6.0 (1999 - $9.0) in R&D government assistance, including ITCs. Year to date, R&D expenses amounted to $72.5, or 11 percent of revenue, in Fiscal 2000. This compares to $70.8, or 11 percent of revenue, in the corresponding period of Fiscal 1999. The year to date amounts were net of $7.2 (1999 - $16.6) in R&D government assistance, including ITCs. Mitel's R&D spending is directed toward investments in high-growth communications market segments.

Amortization of Acquired Intangibles
Amortization of acquired intangibles increased in the second quarter of Fiscal 2000 to $15.2 from $2.2 for the comparable period in Fiscal 1999. Year to date, acquired intangibles amortization amounted to $32.3 as compared to $3.6 in the first half of last year. In the fourth quarter of Fiscal 1999, the estimated useful life of acquired intangibles was reduced to two years from an average of five to fifteen years to better reflect the estimated period of advantage achieved by Mitel's recent acquisitions, and to be in line with evolving industry practices.

INTEREST INCOME AND EXPENSE
The increase in interest income for the three and six months ended September 24, 1999 was due to higher average cash balances.
                                    21

Interest expense decreased in the three and six months ended September 24, 1999 due to the early partial repayment of $123.1 against the U.S. dollar term loans on July 23, 1998 and to regularly scheduled repayments of long-term debt. The early repayment of the term loans in Fiscal 1999 resulted in a proportionate expense related to the associated deferred debt issue costs and deferred foreign exchange losses. This non-cash expense to continuing operations amounted to $7.2, or $0.06 per share, in the second quarter of Fiscal 1999.

INCOME TAXES
Income tax expense for the three and six months ended September 24, 1999 was $11.7 and $14.2, respectively, compared to $6.9 and $12.0 for the comparable periods in Fiscal 1999. The effective income tax rate, as a percentage of pre-tax income from continuing operations and before the effect of amortization of acquired intangibles, was 30 percent for the second quarter of Fiscal 2000 as compared to 21 percent for the corresponding period in Fiscal 1999. Year to date, the effective tax rate was 26 percent (1999 - 25%). The higher effective tax rate in Fiscal 2000 was mainly due to higher taxable income in Canada.

BACKLOG
As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At September 24, 1999, order backlog from continuing operations was $264.7, up from $239.8 at the end of the first quarter of Fiscal 2000 and from $179.8 at the end of Fiscal 1999. The increase in backlog was attributable to an improved book-to-bill ratio through higher semiconductor orders. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
At September 24, 1999, cash, cash equivalents and short-term investment balances totaled $139.8, up from $125.3 at March 26, 1999. The increase of $14.5 was mainly due to cash provided by operating activities, offset by capital expenditures and the cost of a common share repurchase program.

Cash flow from operations before working capital changes amounted to $94.5 during the first half of Fiscal 2000 compared to $92.8 during the corresponding period of Fiscal 1999. Since March 26, 1999, Mitel's working capital, as reflected in the consolidated statements of cash flows, decreased by $5.6 primarily due to strong collections of trade receivables. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Fixed asset and other additions were $28.1 during the first half of Fiscal 2000 compared with $26.0 in the corresponding period of Fiscal 1999, excluding additions of $8.7 and $9.7 financed by capital leases for the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources as well as Semiconductor manufacturing capacity and technology enhancements.

Mitel has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, that were entered into on February 12, 1998 with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the
                                    22
syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The principal of the AXELs Series B loan is payable quarterly on a graduated basis over five years and matures on December 2003. The principal of the Tranche A Term Loan is payable quarterly on a graduated basis over five years and matures on February 2003. The term loans bear interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring Mitel's ability to meet its obligations under the credit agreement. The term loans are subject to mandatory prepayments out of certain insurance proceeds and defined excess cash flow received by Mitel and in the event of asset sales (other than inventory), equity offerings or debt issuance by Mitel.
Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

Long-term debt decreased due to scheduled repayments of $5.3 against the syndicated term loans.

On June 7, 1999, Mitel announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999). These purchases will take place on the open market through the stock exchanges of New York, London, Toronto and Montreal over a twelve-month period which commenced on June 9, 1999 and ends on June 8, 2000 or on such earlier date as the Company may complete its purchases pursuant to the normal course issuer bid filed with the Toronto and Montreal exchanges. All repurchased shares will be cancelled. As at September 24, 1999, 2,489,900 common shares were purchased under the normal course issuer bid for cash consideration of $26.1, including costs to acquire the shares.

As at September 24, 1999, Mitel's capitalization was comprised of 32 percent debt, 4 percent preferred equity, and 64 percent common equity - the same capitalization profile as at the end of Fiscal 1999.

In addition to cash, cash equivalents and short-term investment balances of $139.8 as at September 24, 1999, Mitel has an unused revolving credit facility of approximately $108.1 (U.S.$73.3). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

YEAR 2000
What is referred to as the Year 2000 problem ("Year 2000 problem") is the result of computer programs being written using two digits rather than four to define the applicable year. This practice resulted in the possibility that the Company's computer systems and products that have date-sensitive software may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal
                                    23
business activities. A dedicated Year 2000 Program Management Office (PMO) was established in February 1998 to address compliance both externally, to Mitel's customers and suppliers and internally for the Company's business processes. These internal processes include network and communications infrastructure, business software applications, manufacturing, distribution, facilities management, product development, sales, finance and human resources. Management presently believes that the Year 2000 problem is being mitigated with the completion of modifications to software and hardware, conversions to new software, and the completion and testing of contingency plans. Beyond reasonable steps taken and despite the extensive efforts that have been, and continue to be, dedicated to the Year 2000 Program, there are exposures that cannot be identified, predicted, or controlled.

Mitel has completed comprehensive tests on Customer Premises Equipment manufactured and sold by Mitel to customers, including current and certain discontinued business telephone systems (PBXs), peripherals, and applications. The majority of products have been classified as compliant or having compliant versions. Up to date information regarding Year 2000 readiness for specific Mitel products is available on the Company's world wide web site at http://www.mitel.com.

The Company has established a three-phase Year 2000 Readiness Program (the "Year 2000 Program") that addresses the key internal business processes and systems. Phase I was the Initial Assessment and included an overview of the Company and an assessment of its awareness and readiness for Year 2000. Consultants were engaged to assist with this review and with any necessary remedial plans. Phase II included the Discovery and Strategy Phase and involved the collection and assessment of a comprehensive inventory of all internal information systems equipment as well as a detailed assessment of the suppliers deemed to be affected by the Year 2000 Problem.

The third and current phase is the Implementation Phase and consists of conversion, testing and deployment of identified mission critical systems as well as risk and contingency management activities. Mitel is proceeding with corporate-wide risk management and contingency planning to address internal and external factors that could potentially affect our business operations. Detailed Year 2000 risk assessments have been developed across the Company, with contingency plans being monitored, tested, and modified as the Program progresses through March 2000. End-to-end testing of targeted internal systems is completed. Mitel has conducted internal Year 2000 Program reviews under which most major sites of the Company were visited to verify that corporate guidelines and procedures were consistently applied.

Mitel has also conducted Year 2000 Site Readiness Drills at each corporate location to further test and refine contingency plans. These site-wide drills involve the key individuals required to successfully implement contingency plans in the event of one or more unexpected failure incidents. The Site Readiness Drills are designed to demonstrate that the preparations that have taken place during the Year 2000 Internal Readiness Program can manage unexpected failure incidents.

Under its comprehensive Vendor Management Program, initiated during Phase II of the Year 2000 Program, Mitel is actively working with its suppliers to determine the extent to which their operations and the products and services they provide are Year 2000 ready and to monitor their progress toward Year 2000 capability. The highest priority is given to suppliers that are critical to the business. The program includes awareness letters, site visits, questionnaires as well as compliance agreement and warranties. Contingency plans, such as planned increased inventory levels or substitute suppliers, have been developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable in a timely manner. The Company has also developed contingency plans to address possible changes in customer order patterns due to Year 2000 issues. The Company successfully met its target to have all "high risk" suppliers' assessment of their Year 2000 readiness completed and to have the necessary contingency plans in place by March 31, 1999. Contingency plans will be reviewed on a regular basis as Mitel learns more about its suppliers' state of readiness. Mitel also conducts on-going monitoring of local utility suppliers and is presently updating its comprehensive Disaster Recovery Plan to accommodate Year 2000 related issues.

Under its comprehensive Distribution Management Program initiated in the fourth quarter of Fiscal 1999, Mitel is assessing the Year 2000 state of readiness of its distributors in a manner similar to its Vendor Management Program. The assessment phase is completed and contingency plans are presently being developed, tested, and monitored.

It is currently expected that the total incremental direct costs of the Year 2000 Program will not exceed $13.4. Approximately $11.0 has been spent on direct Year 2000 Program costs to date and was funded through operating cash flows. The program costs are primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation. As the Company continues to assess the last phases of the Year 2000 Program, estimated costs may change.

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

OTHER
Asia/Pacific Economic Risk
The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1999 and through the first six months of Fiscal 2000. This region represented 11 percent of Mitel's revenue from continuing operations for the six months ended September 24, 1999 and 13 percent of revenue from continuing operations in the corresponding period of Fiscal 1999. The majority of the Asia/Pacific sales relate to Semiconductor operations. Asia/Pacific receivables, net of reserves, were approximately 2 percent of Mitel's total assets as at September 24, 1999 (March 26, 1999 - 2 percent). To the extent the Asia/Pacific region grows in importance to Mitel, or that the factors affecting the region begin to adversely affect customers in other geographic locations, Mitel's business, operating results and financial condition could be adversely affected.

Foreign Currency Translation
Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At September 24, 1999, the translation account balance was $18.6 as compared to $28.2 at the end of Fiscal 1999. The decrease was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling and the U.S. dollar.

European Union and the Euro
On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Mitel's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include, among others, the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. Mitel does not expect any required system conversion costs to be material due to the existing ability to transact business in multiple currencies. Due to significant uncertainties, Mitel cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on Mitel's financial condition or its results of operations.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact Mitel's financial statements due to adverse changes in financial markets. Mitel is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Mitel uses certain derivative financial instruments including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Mitel does not hold or issue financial instruments for trading or speculative purposes. As at September 24, 1999, there were no material changes in information about market risks as disclosed in the Company's annual report Form 10-K for the fiscal year ended March 26, 1999.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 29, 1999 at the Company's headquarters in Kanata, Ontario, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:  In respect of electing ten directors to the Board;
Motion 2:  In respect of appointing Ernst & Young as the Company's auditors;

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:  Shares
For        81,729,525
Withheld      260,449

Motion 2:  Shares
For        81,912,482
Withheld      100,598

The following two directors were elected at the 1999 Annual Meeting: Mr. Jean-Jacques Carrier and Mr. Kirk Mandy. The following eight directors were re-elected at the 1999 Annual Meeting: Dr. Henry Simon, Mr. Jonathan I. Wener, Mr. Hubert T. Lacroix, Mr. Peter Van Cuylenburg, Mr. Anthony L. Craig, Mr. Donald W. Patterson, Mr. Andre Borrel, Mr. Donald G. McIntyre. Dr. John Millard, previously a director, did not stand for re-election to the Board at the 1999 Annual Meeting. Dr. Semir D. Sirazi was appointed on August 27, 1999.

Item 6. Reports on Form 8-K

a)    Reports on Form 8-K

There were no reports on Form 8-K for the three months ended September 24, 1999.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MITEL CORPORATION
                                             --------------------------
November 5, 1999                             //S/JEAN-JACQUES CARRIER
----------------                             --------------------------
Date                                         Jean-Jacques Carrier
                                             Senior Vice President of Finance
                                              and Chief Financial Officer