Form 10-Q
period 1999-12-24
MITEL CORP
filed 2000-02-04
CIK 352435

http://www.mitel.com
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 24, 1999

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

Yes  (X)     No  ( )

The number of common shares outstanding as at February 1, 2000 was 113,738,656.

                                    1

<PAGE 2>
                             MITEL CORPORATION

                                  INDEX

PART I.     FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         December 24, 1999 and March 26, 1999 . . . . . . . . . . . . . 3

         Consolidated Statements of Retained Earnings -
         Three months ended December 24, 1999 and December 25, 1998 . . 4 Nine months ended December 24, 1999 and December 25, 1998 . . .4

         Consolidated Statements of Income -
         Three months ended December 24, 1999 and December 25, 1998. . .5,6 Nine months ended December 24, 1999 and December 25, 1998. . . 5,6

         Consolidated Statements of Cash Flows -
         Nine months ended December 24, 1999 and December 25, 1998. . . 7

         Notes to the Consolidated Financial Statements. . . . . . . . .8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . 28

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 29

                                     2

<PAGE 3>

                               Mitel Corporation
                   (incorporated under the laws of Canada)
                         CONSOLIDATED BALANCE SHEETS
                       (in millions of Canadian dollars)
                                 (Unaudited)
                                                      Dec. 24,  March 26,
                                                      1999      1999
                                                      --------  --------
ASSETS
Current assets:
  Cash and cash equivalents                           $  153.6  $  125.3
  Short-term investments                                  10.2         -
  Accounts receivable                                    315.3     326.3
  Inventories (note 4)                                   191.3     198.1
  Prepaid expenses and other                              26.6      27.4
                                                      --------  --------
                                                         697.0     677.1

Long-term receivables (note 5)                            25.8      35.4
Fixed assets (note 6)                                    481.5     507.7
Acquired intangible assets (note 7)                       13.7      56.7
Patents, trademarks and other (note 8)                     9.9      23.4
                                                      --------  --------
                                                      $1,227.9  $1,300.3
                                                      ========  ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities (note 9)   $  233.9  $  254.1
  Income and other taxes payable                          20.8      11.8
  Deferred revenue                                        36.2      36.6
  Current portion of long-term debt                       41.0      37.6
                                                         331.9     340.1
Long-term debt                                           254.1     276.5
Pension liability                                         13.5      13.2
Deferred income taxes                                     13.1      23.2
                                                      --------  --------
                                                         612.6     653.0
                                                      --------  --------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                     37.0      37.2
     Common shares                                       322.7     331.2
  Contributed surplus (note 10)                            9.3      32.3
  Retained earnings                                      236.7     218.4
  Translation account (note 11)                            9.6      28.2
                                                      --------  --------
                                                         615.3     647.3
                                                      --------  --------
                                                      $1,227.9  $1,300.3
                                                      ========  ========

(See accompanying notes to the consolidated financial statements)
                                    3

<PAGE 4>

                               Mitel Corporation
                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      (in millions of Canadian dollars)
                                (Unaudited)
                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   -------   -------
Retained earnings,
 beginning of period                 $ 222.5   $ 221.2   $ 218.4   $ 202.9
Net income for the period               16.6      17.8      24.5      45.2
                                     -------   -------   -------   -------
                                       239.1     239.0     242.9     248.1

Cost of common share issue (note 10)       -         -         -      (7.5)
Cost of common share
 repurchase (note 10)                   (1.6)        -      (3.8)        -
Dividends on preferred
 shares (note 10)                       (0.8)     (0.8)     (2.4)     (2.4)
                                     -------   -------   -------   -------
Retained earnings, end of period     $ 236.7   $ 238.2   $ 236.7   $ 238.2
                                     =======   =======   =======   =======

(See accompanying notes to the consolidated financial statements)

                                    4

<PAGE 5>

                               Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
            (in millions of Canadian dollars, except per share amounts)
                                 (Unaudited)
                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   --------  -------
Revenue                              $ 363.8   $ 344.1   $1,023.7  $ 981.3
                                     -------   -------   --------  -------
Cost of sales:
  Cost of sales other than
    amortization                       166.6     164.3      484.5    479.3
  Amortization of manufacturing
   assets                               16.2      18.0       51.1     51.7
                                     -------   -------   --------  -------
                                       182.8     182.3      535.6    531.0
                                     -------   -------   --------  -------
Gross margin                           181.0     161.8      488.1    450.3
                                     -------   -------   --------  -------
Expenses:
  Selling and administrative            91.1      92.7      264.5    245.9
  Research and development
   (net) (note 13)                      37.5      39.9      110.0    110.7
  Amortization of acquired intangibles  11.9       2.2       44.2      5.8
                                     -------   -------   --------  -------
                                       140.5     134.8      418.7    362.4
                                     -------   -------   --------  -------
Operating income from continuing
 Operations                             40.5      27.0       69.4     87.9
Interest income                          1.8       1.6        5.4      4.3
Interest expense                        (4.9)     (5.8)     (15.3)   (18.2)
Debt issue and other costs                 -         -          -     (7.2)
                                     -------   -------   --------  -------
Income from continuing operations
 before income taxes                    37.4      22.8       59.5     66.8
Income tax expense                     (12.8)     (3.0)     (27.0)   (15.0)
                                     -------   -------   --------  -------
Net income from continuing
 operations for the period              24.6      19.8       32.5     51.8
Loss from discontinued operations
 for the period (note 14)               (8.0)     (2.0)      (8.0)    (6.6)
                                     -------   -------   --------  -------
Net income for the period            $  16.6   $  17.8   $   24.5  $  45.2
                                     =======   =======   ========  =======
Net income attributable to common shareholders
 after preferred share dividends     $  15.8   $  17.0   $   22.1  $  42.8
                                     =======   =======   ========  =======

Continued on next page.
(See accompanying notes to the consolidated financial statements)
                                    5

<PAGE 6>

Net income per common share (notes 3 & 10):
  Net income per common share from continuing operations:
      Basic                          $  0.21   $  0.16   $   0.26  $  0.44
                                     =======   =======   ========  =======
      Fully diluted                  $  0.20   $  0.16   $   0.26  $  0.43
                                     =======   =======   ========  =======
   Net income per common share:
      Basic                          $  0.14   $  0.15   $   0.19  $  0.38
                                     =======   =======   ========  =======
      Fully diluted                  $  0.14   $  0.14   $   0.19  $  0.37
                                     =======   =======   ========  =======
Weighted average number of common shares outstanding (millions):
      Basic                            113.7     116.7      115.1    113.5
                                     =======   =======   ========  =======
      Fully diluted                    119.9     122.4      119.2    116.2
                                     =======   =======   ========  =======

(See accompanying notes to the consolidated financial statements)
                                    6

<PAGE 7>

                             Mitel Corporation
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in millions of Canadian dollars)
                               (Unaudited)
                                                       Nine Months Ended
                                                       Dec. 24, Dec. 25,
                                                       1999     1998
                                                       -------  -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income for the period                            $  24.5  $  45.2
  Amortization of capital and other assets               121.4     95.2
  Debt issue and other costs expensed                        -      8.8
  Investment tax credits                                   5.9     (7.0)
  Gain on sale of capital assets                          (0.1)    (0.4)
  Deferred income taxes                                   (3.5)     4.6
  Change in pension liability                              0.9      0.9
  Decrease (increase) in working capital (note 18)        11.8   (136.9)
                                                       -------  -------
    Total                                                160.9     10.4
                                                       -------  -------
Investing activities:
  Change in short-term investments                       (10.2)    34.5
  Additions to capital and other assets                  (46.2)   (52.0)
  Proceeds from disposal of capital assets                 0.8      2.1
  Acquisitions                                               -    (46.6)
  Net change in non-cash balances related
    to investing activities                               (6.9)    (3.0)
                                                       -------  -------
     Total                                               (62.5)   (65.0)
                                                       -------  -------
Financing activities:
  Repayment of long-term debt                             (7.9)  (116.5)
  Repayment of capital lease liabilities                 (22.6)   (19.0)
  Debt issue costs                                           -     (2.0)
  Dividends on preferred shares                           (2.4)    (2.4)
  Issue of common shares (note 10)                         1.1    166.2
  Repurchase of common shares (note 10)                  (36.4)       -
  Net change in non-cash balances related
    to financing activities                               (0.2)     0.8
                                                       -------  -------
     Total                                               (68.4)    27.1
                                                       -------  -------
Effect of currency translation on cash                    (1.7)     5.3
                                                       -------  -------
Increase (decrease) in cash and cash equivalents          28.3    (22.2)
Cash and cash equivalents, beginning of period           125.3    117.2
                                                       -------  -------
Cash and cash equivalents, end of period               $ 153.6  $  95.0
                                                       =======  =======

 (See accompanying notes to the consolidated financial statements)
                                    7

<PAGE 8>
                             MITEL CORPORATION
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of Canadian dollars, except per share amounts)
                               (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 24, 1999 and the results of operations and the changes in financial position for the three and nine month periods ended December 24, 1999 and December 25, 1998, in accordance with accounting principles generally accepted in Canada. (See also note 17).

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

                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   -------   -------
Net income for the period
 as reported                         $  16.6   $  17.8   $  24.5   $  45.2
Adjusted net income, as adjusted for:
  Amortization of acquired intangibles  11.9       2.2      44.2       5.8
  Loss from discontinued operations      8.0       2.0       8.0       6.6
  Debt issue and other costs               -         -         -       7.2
                                     -------   -------   -------   -------
Adjusted Net Income for the period   $  36.5   $  22.0   $  76.7   $  64.8
                                     =======   =======   =======   =======
Adjusted Net Income per common
  share - basic                      $  0.31   $  0.18   $   0.65  $  0.55
                                     =======   =======   =======   =======

                                    8

<PAGE 9>
4.  Inventories:

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Raw materials                                           $  56.6   $  47.8
Work-in-process                                            80.8      86.1
Finished goods                                             53.9      64.2
                                                        -------   -------
                                                        $ 191.3   $ 198.1
                                                        =======   =======

5.  Long-term receivables

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Investment tax credits recoverable                      $  11.3   $  17.3
Promissory note, bearing interest at 8%, payable
  annually, due in June 2004 and against which a first
  deed on real property was pledged as security             6.2      10.5
Other long-term receivables                                 8.3       7.6
                                                        -------   -------
                                                        $  25.8   $  35.4
                                                        =======   =======

6.  Fixed assets:

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Cost                                                    $ 891.6   $ 884.4
Accumulated amortization                                 (410.1)   (376.7)
                                                        -------   -------
                                                        $ 481.5   $ 507.7
                                                        =======   =======

                                    9

<PAGE 10>
7.  Acquired intangible assets

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Cost:
  In-process technology                                 $   8.0   $   8.1
  Developed technology                                     33.7      34.4
  Customer base and work force                             11.7      11.9
  Goodwill                                                 26.1      24.8
                                                        -------   -------
                                                           79.5      79.2
                                                        -------   -------
Less accumulated amortization:
  In-process technology                                     6.7       1.7
  Developed technology                                     27.4      10.9
  Customer base and work force                              9.0       2.9
  Goodwill                                                 22.7       7.0
                                                        -------   -------
                                                           65.8      22.5
                                                        -------   -------
                                                        $  13.7   $  56.7
                                                        =======   =======

8.  Patents, trademarks and other

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Cost:
  Patents, trademarks and other                         $  17.2   $  16.3
  Deferred debt issue costs                                 8.5       8.5
  Deferred foreign exchange loss                              -      10.5
                                                        -------   -------
                                                           25.7      35.3
                                                        -------   -------
Less accumulated amortization:
  Patents and trademarks                                   12.6       9.8
  Deferred debt issue costs                                 3.2       2.1
                                                        -------   -------
                                                           15.8      11.9
                                                        -------   -------
                                                        $   9.9   $  23.4
                                                        =======   =======

                                    10

<PAGE 11>
9.  Accounts payable and accrued liabilities

                                                        Dec. 24,  March 26,
                                                        1999      1999
                                                        -------   -------
Trade payables                                          $  59.1   $  79.4
Restructuring and other provisions (see also note 15)      15.0      35.3
Employee-related payables                                  57.6      38.4
Other accrued liabilities                                  79.1      75.0
Provision for estimated loss on disposal of
  discontinued operations (note 14)                        23.1      26.0
                                                        -------   -------
                                                        $ 233.9   $ 254.1
                                                        =======   =======

10.  Capital stock:
a)

                                                   Dec. 24,     March 26,
                                                   1999         1999
                                                   -----------  -----------
Shares outstanding:
  Preferred shares - R&D Series                      1,610,200    1,616,300
  Common shares                                    113,495,506  116,705,531

There were 6,100 preferred shares repurchased during the nine months ended December 24, 1999.

On June 7, 1999, the Company announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999) between June 9, 1999 and June 8, 2000. All repurchased shares will be cancelled. As at December 24, 1999, 3,383,800 shares have been purchased and cancelled under the normal course issuer bid for cash consideration of $36.4, including costs to acquire the shares. The amount paid to acquire the shares over and above the average carrying value was charged pro rata to contributed surplus that arose from common share transactions, with the balance charged to retained earnings.

<PAGE 12>
b)  A summary of the Company's stock option activity is as follows:

                                                   Nine Months Ended
                                                   Dec. 24,     Dec 25,
                                                   1999         1998
                                                   -----------  ---------
Outstanding options:
Balance, beginning of period                        5,918,988   6,251,888
Granted                                             3,766,257     361,250
Exercised                                            (173,775)   (290,925)
Cancelled                                          (2,296,021)   (275,750)
                                                   ----------   ---------
Balance, end of period                              7,215,449   6,046,463
                                                   ==========   =========

Available for grant at December 24, 1999 were 8,995,289 (March 26, 1999 - 10,465,525) common shares. The exercise prices on outstanding stock options range from $1.10 to $30.00 per share with exercise periods extending to January, 2008.

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

<PAGE 13>
11.  The following table summarizes changes in the translation account:

                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   -------   -------
Balance, beginning of period         $  18.6   $  51.4   $  28.2   $   5.8
Increase (decrease):
  Movements in exchange rates -
     United Kingdom Pound Sterling      (7.4)      3.8     (12.3)     27.5
     United States Dollar               (0.2)     10.2      (5.9)     27.7
     Swedish Krona                      (0.6)      0.5      (1.3)      3.7
     Other currencies                   (0.6)      1.8       1.4       3.0
Reduction of net investments in
  Subsidiaries                          (0.2)        -      (0.5)        -
                                     -------   -------   -------   -------
Balance, end of period               $   9.6   $  67.7   $   9.6   $  67.7
                                     =======   =======   =======   =======

12. The Company has not declared or paid any dividends on its common shares. During the third quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.  Research and development

The research and development expenses were net of $3.5 and $10.8 in R&D government assistance, including ITCs, for the three and nine month periods ended December 24, 1999, respectively (three months ended December 25, 1998
- $5.6; nine months ended December 25, 1998 - $22.4).

14.  Discontinued operations

On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey Semiconductors Group acquired in Fiscal 1998. Accordingly, the operations related to this business were accounted for as discontinued operations.

On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $12.0. As a result of the sale, the Company recorded additional provisions of $8.0, net of tax recoveries of $3.4, as a loss from discontinued operations in the third quarter of Fiscal 2000.

Sales applicable to Lincoln for the nine month periods ended December 24, 1999 and December 25, 1998 were $31.7 and $51.4, respectively. The Lincoln operating loss was $3.1 and $9.1 for the three and nine month periods ended December 24, 1999, respectively.

As at December 24, 1999, total net assets related to Lincoln included inventories of $17.1 (March 26, 1999 - $18.2) and fixed assets of $13.7 (March 26, 1999 - $13.6).

<PAGE 14>
15.  Acquisitions

On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100 percent of the capital stock of the Plessey Semiconductors Group. As at December 24, 1999, the liability in respect of integration costs was $5.1 (March 26, 1999 - $10.6).

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

                                                             Unallocated
Three Months Ended December 24, 1999  Systems  Semiconductor Costs  Total
                                      -------  -------       -----  -------
Total external sales revenue          $ 200.4  $ 163.4       $   -  $ 363.8
Amortization of buildings and
 equipment                                4.3     19.2           -     23.5
Amortization of acquired intangibles        -       -         11.9     11.9
Special charges (net)                       -       -            -        -
Segment's operating income               24.5    27.9        (11.9)    40.5

                                                             Unallocated
Three Months Ended December 25, 1998  Systems  Semiconductor Costs  Total
                                      -------  -------       -----  -------
Total external sales revenue          $ 195.6  $  148.5      $   -  $ 344.1
Amortization of buildings and
 equipment                                5.5      22.1          -     27.6
Amortization of acquired intangibles        -         -        2.2      2.2
Special charges (net)                       -         -          -        -
Segment's operating income               15.4      13.8       (2.2)    27.0

<PAGE 15>

                                                            Unallocated
Nine Months Ended December 24, 1999  Systems  Semiconductor Costs  Total
                                     -------  -------       -----  --------
Total external sales revenue         $ 595.8  $ 427.9       $   -  $1,023.7
Amortization of buildings and equipment 13.2     59.7           -      72.9
Amortization of acquired intangibles       -        -        44.2      44.2
Special charges (net)                      -        -           -         -
Segment's operating income              63.9     49.7       (44.2)     69.4

                                                            Unallocated
Nine Months Ended December 25, 1998  Systems  Semiconductor Costs  Total
                                     -------  -------       -----  -------
Total external sales revenue         $ 553.4  $ 427.9       $   -  $ 981.3
Amortization of buildings and equipment 15.4     65.8           -     81.2
Amortization of acquired intangibles       -        -         5.8      5.8
Special charges (net)                      -        -           -        -
Segment's operating income              48.4     45.3        (5.8)    87.9

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

The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

<PAGE 16>

                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   -------   -------
Net income from continuing operations for the period in accordance with
 Canadian GAAP                       $  24.6   $  19.8   $  32.5   $  51.8
Write-off of acquired in-process
 technology                                -         -         -      (5.2)
Amortization of acquired in-process
 technology                              0.9       0.2       4.1       0.5
Effect of deferral accounting related
 to foreign exchange contracts          (3.6)     (6.6)      3.3     (25.4)
Translation of foreign currency
 denominated debt                       (0.3)     (5.2)      4.5     (20.8)
Core redundancy provision for
 acquisition                               -      (1.9)        -      (1.9)
Adjustment to deferred income taxes        -         -         -      (7.0)
                                     -------   -------   -------   -------
U.S. GAAP and SEC requirements:
Net income (loss) from continuing
  operations for the period             21.6       6.3      44.4      (8.0)
Loss from discontinued operations
  for the period                        (8.0)     (2.0)     (8.0)     (6.6)
                                     -------   -------   -------   -------
Net income (loss) for the period        13.6       4.3      36.4     (14.6)
Less: dividends on cumulative
  preferred shares                       0.8       0.8       2.4       2.4
                                     -------   -------   -------   -------
Net income (loss) attributable to
  common shareholders                $  12.8   $   3.5   $  34.0   $ (17.0)
                                     -------   -------   -------   -------
Net income (loss) per common share
 from continuing operations:
   Basic                             $  0.18   $  0.05   $  0.37   $ (0.09)
                                     -------   -------   -------   -------
   Diluted                           $  0.18   $  0.05   $  0.36   $ (0.09)
                                     -------   -------   -------   -------
Net income (loss) per common share:
   Basic                             $  0.11   $  0.03   $  0.30   $ (0.15)
                                     -------   -------   -------   -------
Diluted                              $  0.11   $  0.03   $  0.29   $ (0.15)
                                     -------   -------   -------   -------
Weighted average shares for basic
  EPS (millions)                       113.7     116.7     115.1     113.5
Weighted average shares on conversion
   of stock options (millions)           2.7       1.2       1.7         -
                                     -------   -------   -------   -------
Adjusted weighted average shares and share equivalents for
  diluted EPS (millions)               116.4     117.9     116.8     113.5
                                     -------   -------   -------   -------

                                    16

<PAGE 17>
The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i) Options outstanding for the three months ended December 24, 1999 to purchase 987,250 shares of common stock at an average price of $18.46 per share.
ii) Options outstanding for the nine months ended December 24, 1999 to purchase 1,079,000 shares of common stock at an average price of $17.88 per share.
iii) Options outstanding for the three months ended December 25, 1998 to purchase 3,282,000 shares of common stock at an average price of $18.08 per share.
iv)  All options outstanding for the nine months ended December 25, 1998.

The components of comprehensive income were as follows:

                                     Three Months Ended  Nine Months Ended
                                     Dec. 24,  Dec. 25,  Dec. 24,  Dec. 25,
                                     1999      1998      1999      1998
                                     -------   -------   -------   -------
Comprehensive income for the period:
 Net income (loss) for the period    $  13.6   $   4.3   $  36.4   $ (14.6)
 Other comprehensive income -
   Foreign currency adjustment          (9.0)     16.3     (18.6)     61.9
                                     -------   -------   -------   -------
Comprehensive income for the period  $   4.6   $  20.6   $  17.8   $  47.3
                                     =======   =======   =======   =======

Balance sheet items which vary in conformity with U.S. GAAP and SEC requirements:

                                                      Dec. 24,  March 26,
                                                      1999      1999
                                                      --------  --------
Prepaid and other assets: current deferred tax asset  $    8.6  $    8.8
Fixed assets                                             463.7     487.6
Acquired intangible assets                                12.2      51.1
Long-term receivables: long-term deferred tax asset       12.6      20.5
Accounts payable and accrued liabilities                 236.0     261.2
Shareholders' equity:
  Redeemable preferred shares                             34.2      34.4
  Common shares                                          760.2     772.4
  Contributed surplus                                        -       2.5
  Accumulated other comprehensive income                   9.6      28.2
  Deficit                                               (208.1)   (221.6)

                                    17

<PAGE 18>
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which will be effective for the Company's March 31, 2002 year end. The Company has not determined the impact of this pronouncement on its consolidated financial statements.

18. Net change in non-cash working capital balances related to operating activities:

                                                        Nine Months Ended
                                                        Dec. 24,  Dec. 25,
                                                        1999      1998
                                                        -------   -------
Accounts receivable                                     $   4.0   $  (9.9)
Inventories                                                 2.4     (39.9)
Accounts payable and accrued liabilities                    3.8     (86.6)
Deferred revenue                                            0.5      (3.7)
Other                                                       1.1       3.2
                                                        -------   -------
                                                        $  11.8   $(136.9)
                                                        =======   =======

19. Year 2000
The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customer, suppliers, or other third parties, have been fully resolved.

20. Comparative figures
Certain of the 1998 and 1999 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 2000.

<PAGE 19>
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

Mitel is a growing global provider of converging voice and data systems and applications, and specialty semiconductors for the communications industry. The Company has annual revenues of more than $1,300 and employs some 6,000 people worldwide.

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the three and nine months ended December 24, 1999 compared with the corresponding periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 1999.

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

Semiconductor specializes in connectivity solutions principally for the communications and medical industries with a product range which includes components for both wired and wireless networks, microelectronics for enabling the convergence of voice and data, optoelectronic devices for high-speed Internet systems, and application-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing aids.

Consolidated Summary
Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

<PAGE 20>

                                 Nine Months          Nine Months
                                 Ended                Ended
                                 December 24,  % of   December 25,  % of
(millions of Canadian dollars)   1999          Total  1998          Total
                                 --------      -----  --------      -----
United States                    $  483.4       47 %  $  451.6       46 %
Europe                              319.5       31       312.5       32
Other Regions                       164.9       16       165.5       17
Canada                               55.9        6        51.7        5
                                 --------      -----  --------      -----
Total                            $1,023.7      100 %  $  981.3      100 %
                                 ========      =====  ========      =====

For the three months ended December 24, 1999, the net movement in exchange rates from Fiscal 1999 negatively impacted total revenue by 5 percent ($19.6). For the nine months ended December 24, 1999, the net movement in exchange rates from Fiscal 1999 negatively impacted total revenue by 3 percent ($29.0). The foreign exchange impact was primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the U.S. dollar exchange rate.

Total third quarter revenue from continuing operations was $363.8 compared to $344.1 in the same quarter of last year. Adjusted Net Income (see below) for the third quarter of Fiscal 2000 was a record for any quarter at $36.5, or $0.31 per share, compared to $22.0, or $0.18 per share, in Fiscal 1999. Adjusted Net Income improved in the third quarter from a year ago on stronger margins resulting from higher production rates in both business segments and improved manufacturing utilization in the Semiconductor operations. The year to date Adjusted Net Income was $76.7, or $0.65 per share, compared to last year's first nine months when Adjusted Net Income was $64.8, or $0.55 per share.

On January 19, 2000, the Company completed the sale of its Lincoln Automotive and Power business segment ("Lincoln") for total consideration of $12.0. The sale concludes a formal plan announced on April 22nd, 1999 to dispose of this segment as part of the Company's efforts to focus on its core communications business. As a result of the sale, the Company recorded additional after-tax provisions of $8.0 as a loss from discontinued operations in the third quarter of Fiscal 2000. The provisions are in respect of certain accounts receivable retained by Mitel and of higher operating losses in Lincoln than were originally estimated.

Including amortization of intangibles of $11.9, and the after-tax discontinued operations charge of $8.0, Mitel recorded net income of $16.6 in the third quarter of Fiscal 2000, or $0.14 per share, as against net

<PAGE 21>
income of $17.8, or $0.15 per share, in the third quarter of Fiscal 1999. Net income for the first nine months of Fiscal 2000 was $24.5, or $0.19 per share, after deducting amortization of intangibles of $44.2 and the loss from discontinued operations of $8.0. This compares to $45.2, or $0.38 per share, for the first nine months of last year. In the third quarter and first nine months of Fiscal 1999, amortization of acquired intangibles was lower at $2.2 and $5.8, respectively, as revisions to the estimated useful lives of the corresponding assets were not made until the fourth quarter of Fiscal 1999.

Adjusted Net Income excludes the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment and discontinued operations. Although Adjusted Net Income is not a substitute for net income or net income per common share, management utilizes Adjusted Net Income and Adjusted Net Income per common share as a supplementary measure to assess financial performance.

Net income for each period, as determined by U.S. accounting principles, are detailed and discussed in note 17 to the consolidated financial statements included elsewhere in this Form 10-Q.

                                      Nine Months        Nine Months
                                      Ended              Ended
                                      December 24, 1999  December 25, 1998
                                      -------            -------
(millions of Canadian dollars, except per share amounts)

Consolidated revenue                  $ 1,023.7          $   981.3
  Systems segment revenue             $   595.8          $   553.4
  Semiconductor segment revenue       $   427.9          $   427.9

Operating income from continuing
  Operations                          $    69.3          $    87.9
  Systems segment operating income    $    63.9          $    48.4
  Semiconductor segment
    operating income                  $    49.6          $    45.3
  Unallocated costs - amortization
    of acquired intangibles           $    44.2          $     5.8
Net income                            $    24.5          $    45.2
Net income per common share           $    0.19          $    0.38
Adjusted net income                   $    76.7          $    64.8
Adjusted net income per common share  $    0.65          $    0.55
Weighted average common shares
  Outstanding                             115.1              113.1

<PAGE 22>
Business Segment Review

Mitel Communications Systems
Systems revenue fell by 4 percent from the second quarter of this fiscal year, as expected, to $200.4 in the third quarter primarily as a result of general uncertainties surrounding the impact of possible Year 2000 problems. Compared to Fiscal 1999's first nine months, Systems revenue for the corresponding period in Fiscal 2000 increased by 8 percent to $595.8 due to higher sales volumes of SX-2000 and SX-200 systems, particularly in North America, growing demand for new voice messaging products and increased demand for Mitel's network access solutions. Systems revenue accounted for 58% of total revenue in the first nine months and represented an increase of 2 percentage points in the sales mix from the first nine months of last year.

U.S. indirect channel sales benefited from increased demand by the small to medium sized business segment for Mitel's SX-200 ML and SX-200 EL switches. Year to date, European system sales were flat compared to last year as the growth experienced in the first half of the year was mostly offset by delayed third quarter orders in light of the market's Year 2000 concerns. Systems sales into the Asia/Pacific region were lower due to a reduced focus by Mitel on competing in that region for enterprise communications systems.

Systems operating income improved to $24.4 (1999 - $15.4) and $63.9 (1999 - $48.4) in the respective three and nine month periods ended December 24, 1999. The increase was chiefly the result of improved voice systems margins and selling channel efficiencies.

Mitel Semiconductor
Semiconductor revenue improved by 17 percent over the second quarter of
this fiscal year to reach sales of $163.4 in the third quarter.   Year to
date, Semiconductor sales returned to the levels achieved in Fiscal 1999's first nine months mainly as a result of stronger WAN internetworking and wireless access sales offset by lower media and medical sales. In proportion to total revenue, total Semiconductor revenue decreased by 2 percentage points from the first nine months of last year to 42 percent for the first nine months of Fiscal 2000.

Semiconductor's operating income increased to $27.9 (1999 - $13.8) and $49.7 (1999 - $45.3) for the three and nine months ended December 24, 1999 as a result of a favorable product mix, improved manufacturing utilization and reduced operating expenses.

GROSS MARGIN
As a percentage of total revenue, total gross margin was 50 percent and 48 percent in the three and nine month periods ended December 24, 1999. This represents an improvement of 3 and 1 percentage points over the respective periods last year. The improvement was due to higher sales volumes of voice systems and network access solutions products, a favorable Semiconductor product mix and improved Semiconductor manufacturing utilization.

<PAGE 23>
OPERATING EXPENSES

Selling and Administrative
Selling and administrative ("S&A") expenses in the third quarter of Fiscal 2000 were 25 percent of sales, 2 percentage points lower than the comparable period in Fiscal 1999. Year to date, S&A expenses were 26 percent of sales and 1 percentage point higher than the first nine months of Fiscal 1999. S&A as a percentage of sales for the first nine months was higher primarily due to first quarter investments for marketing new advanced messaging applications as well as developing new channels in Europe for the ISDN PBX products. The negative impact of these two factors was partially mitigated by improved cost efficiencies in the direct systems solutions channel and in the Semiconductor operations.

Research and Development ("R&D") R&D expenses amounted to $37.5, or 10 percent of revenue, for the third quarter ended December 24, 1999. This compares to $39.9, or 12 percent of revenue, in the corresponding period of Fiscal 1999. These amounts were net of $3.5 (1999 - $5.6) in R&D government assistance, including ITCs. Year to date, R&D expenses amounted to $110.0, or 11 percent of revenue, in Fiscal 2000. This compares to $110.7, or 11 percent of revenue, in the corresponding period of Fiscal 1999. The year to date amounts were net of $10.8 (1999 - $22.4) in R&D government assistance, including ITCs. Mitel's R&D spending is directed toward investments in high-growth communications market segments.

Amortization of Acquired Intangibles
Amortization of acquired intangibles increased in the third quarter of Fiscal 2000 to $11.9 from $2.2 for the comparable period in Fiscal 1999. Year to date, acquired intangibles amortization amounted to $44.2 as compared to $5.8 for the first nine months of Fiscal 1999. In the fourth quarter of Fiscal 1999, the estimated useful life of acquired intangibles was reduced to two years from an average of five to fifteen years to better reflect the estimated period of advantage achieved by Mitel's recent acquisitions, and to be in line with evolving industry practices.

INTEREST INCOME AND EXPENSE
The increase in interest income for the three and nine months ended December 24, 1999 was due to higher average cash balances.

Interest expense decreased in the three and nine months ended December 24, 1999 due to the early partial repayment of $123.1 against the U.S. dollar term loans on July 23, 1998 and to regularly scheduled repayments of long-term debt. The early repayment of the term loans in Fiscal 1999 resulted in a proportionate expense related to the associated deferred debt issue costs and deferred foreign exchange losses. This non-cash expense to continuing operations amounted to $7.2, or $0.06 per share, in the second quarter of Fiscal 1999.

<PAGE 24>
INCOME TAXES
Income tax expense for the three and nine months ended December 24, 1999 was $12.8 and $27.0, respectively, compared to $3.0 and $15.0 for the comparable periods in Fiscal 1999. The effective income tax rate, as a percentage of pre-tax income from continuing operations and before the effect of amortization of acquired intangibles, was 26 percent for the third quarter of Fiscal 2000 as compared to 12 percent for the corresponding period in Fiscal 1999. Year to date, the effective tax rate was 26 percent (1999 - 19%). The higher effective tax rate in Fiscal 2000 was mainly due to higher taxable income in Canada and the favorable impact of certain Fiscal 1999 permanent differences in the European operation.

BACKLOG
As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At December 24, 1999, order backlog from continuing operations was $276.6, up from $264.7 at the end of the second quarter of Fiscal 2000 and from $179.8 at the end of Fiscal 1999. The increase in backlog was attributable to an improved book-to-bill ratio through higher semiconductor orders. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES
At December 24, 1999, cash, cash equivalents and short-term investment balances totaled $163.8, up from $125.3 at March 26, 1999. The increase of $38.5 was mainly due to cash provided by operating activities, offset by capital expenditures and the cost of a common share repurchase program.

Cash flow from operations before working capital changes amounted to $149.1 during the first nine months of Fiscal 2000 compared to $147.3 during the corresponding period of Fiscal 1999. Since March 26, 1999, Mitel's working capital, as reflected in the consolidated statements of cash flows, decreased by $11.8 primarily due to strong collections of trade receivables. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Fixed asset and other additions were $46.2 during the first nine months of Fiscal 2000 compared with $52.0 in the corresponding period of Fiscal 1999, excluding additions of $14.8 and $5.4 financed by capital leases for the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources as well as Semiconductor manufacturing capacity and technology enhancements.

Mitel has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, that were entered into on February 12, 1998 with a syndicate of banks led by Goldman Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The principal of the AXELs Series B loan is payable quarterly on a graduated basis over five years and matures in December 2003. The principal of the Tranche A Term Loan is payable quarterly on a

<PAGE 25>
graduated basis over five years and matures in February 2003. The term loans bear interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring Mitel's ability to meet its obligations under the credit agreement. The term loans are subject to mandatory prepayments out of certain insurance proceeds and defined excess cash flow received by Mitel and in the event of asset sales (other than inventory), equity offerings or debt issuance by Mitel. Mandatory prepayments range from 75 percent to 100 percent of the net cash proceeds and would be paid on a pro-rata basis subject to certain constraints toward the senior secured term loans. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

Long-term debt decreased due to scheduled repayments of $7.9 against the syndicated term loans. As a result of the Lincoln sale described elsewhere in this discussion, the Company was required to make a mandatory prepayment of $11.3 (U.S. $7.8) against the syndicated term loans on January 20, 2000.

On June 7, 1999, Mitel announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5 percent of 116,712,906 common shares issued and outstanding at May 28, 1999). These purchases took place on the open market through the stock exchanges of New York, London, Toronto and Montreal over the five-month period which commenced on June 9, 1999 pursuant to the normal course issuer bid filed with the Toronto and Montreal exchanges. As at December 24, 1999, 3,383,800 common shares were purchased and cancelled under the normal course issuer bid for cash consideration of $36.4, including costs to acquire the shares.

As at December 24, 1999, Mitel's capitalization was comprised of 32 percent debt, 4 percent preferred equity, and 64 percent common equity - the same capitalization profile as at the end of Fiscal 1999.

In addition to cash, cash equivalents and short-term investment balances of $163.8 as at December 24, 1999, Mitel has an unused revolving credit facility of approximately $108.2 (U.S.$73.2). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

YEAR 2000
The statements below constitute a 'Year 2000 readiness disclosure' as that term is defined in the Year 2000 Information and Readiness Disclosure Act (P.L 105-271) signed into law by President Clinton on October 19, 1998.

The Year 2000 challenge was the result of computer programs being written using two digits rather than four digits to define the applicable year. This practice resulted in the possibility that the Company's internal computer systems and products that have date-sensitive software could

<PAGE 26>
recognize a date that uses "00" as 1900 rather than the year 2000. If the Company's internal computer systems misread the year date, system failures or miscalculations could cause disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business operations. A dedicated Year 2000 Program Management Office (PMO) was established in February 1998 to address compliance both externally, by our customers and suppliers, and internally, with respect to the Company's business processes. These internal processes include network and communication infrastructure, business software applications, manufacturing, distribution, facilities management, product development, sales, finance and human resources.

The Company has experienced no major Year 2000-related issues to date. Business is continuing as usual, and internal systems will continue to be monitored for any unlikely disruptions. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

As part of the Company's Year 2000 Internal Readiness Program, compliance of internal systems was addressed by assessing the Company's requirements for business continuation. Through thorough inventory assessment, testing and renovation of internal information systems equipment, the Company safe-guarded its mission-critical systems against major internal Year 2000-related failures. In addition, risk assessments were performed, and contingency plans were developed for technical systems, as well as for business processes. Year 2000 readiness drills were conducted at each corporate location to further test and fine-tune contingency plans.

The Company also implemented a Year 2000 Vendor Management Program and a Year 2000 Distributor Management Program, which required that all suppliers and distributors be evaluated and ranked upon criticality to the business. Those suppliers and distributors determined to be most critical to the business were given highest priority, and contingency plans were developed to be used in the event that critical supplies could not be delivered to the Company or regular distribution channels were not available.

The Company also completed comprehensive tests on customer premises equipment and semiconductor component products manufactured and sold to customers, including current and certain discontinued business telephone systems (PBX's), peripheral components and applications. The majority of these products are classified as Year 2000-compliant or as having compliant versions.

As the Year 2000 Internal Readiness Program progressed, the Company developed Day Zero Plans to be used over the transition period, between December 31, 1999 and January 10, 2000, to verify that business operations were continuing as usual. Command Centers were established at each of the Company's major locations to monitor key internal business processes during the Year 2000 date transition period.

<PAGE 27>
It is estimated the total incremental direct costs of the Year 2000 Internal Readiness Program will not exceed $12.3. Approximately $11.9 has been spent on direct Year 2000 Internal Readiness Program costs to date and was funded through operating cash flows. The program costs are primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation. As the Company continues to assess the last phases of the Year 2000 Internal Readiness Program, estimated costs may change.

OTHER

Asia/Pacific Economic Risk
The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1999 and through the first nine months of Fiscal 2000. This region represented 11 percent of Mitel's revenue from continuing operations for the nine months ended December 24, 1999 and 12 percent of revenue from continuing operations in the corresponding period of Fiscal 1999. The majority of the Asia/Pacific sales relate to Semiconductor operations. Asia/Pacific receivables, net of reserves, were approximately 2 percent of Mitel's total assets as at December 24, 1999 (March 26, 1999 - 2 percent). To the extent the Asia/Pacific region grows in importance to Mitel, or the factors affecting the region begin to adversely affect customers in other geographic locations, Mitel's business, operating results and financial condition could be adversely affected.

Foreign Currency Translation
Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At December 24, 1999, the translation account balance was $9.6 as compared to $28.2 at the end of Fiscal 1999. The decrease was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling and the U.S. dollar.

Forward Looking Statements
Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Mitel, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include, among others, the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of Mitel to attract and retain key employees.

SM*  AXEL is a registered service mark of Goldman, Sachs and Co.
                                    27

<PAGE 28>
ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact Mitel's financial statements due to adverse changes in financial markets. Mitel is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Mitel uses certain derivative financial instruments including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Mitel does not hold or issue financial instruments for trading or speculative purposes. As at December 24, 1999, there were no material changes in information about market risks as disclosed in the Company's annual report on Form 10-K for the fiscal year ended March 26, 1999.

                                    28

<PAGE 29>
PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

a)  Reports on Form 8-K

There were no reports on Form 8-K for the three months ended December 24, 1999.

                                 SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MITEL CORPORATION

February 2, 2000                            //S/ Jean-Jacques Carrier
----------------                            ------------------------------
Date                                        Jean-Jacques Carrier
                                            Senior Vice President, Finance
                                             and Chief Financial Officer

                                    29