Form 10-K
period 2000-06-06
MITEL CORP
filed 2000-06-22
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                          Commission File Number 1-8139
                                                 ------

                                MITEL CORPORATION
             (Exact name of registrant as specified in its charter)

           Canada                                               Not Applicable
 ------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

350 Legget Drive, Kanata, Ontario, Canada                          K2K 2W7
-----------------------------------------                    ------------------
(Address of principal executive offices)                    (Zip or Postal Code)

Registrant's telephone number, including area code:  (613) 592-2122

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
      ---------------------------      -----------------------------------------
      Common shares, no par value               New York Stock Exchange

The common shares are also listed on the Toronto and London stock exchanges.

Securities registered pursuant to Section 12(g) of the Act:     None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
                                                      ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

                            [Cover page 1 of 2 pages]

                                                 Exhibit Index Begins on Page 90

      At May 18, 2000, 114,123,921 common shares of Mitel Corporation were issued and outstanding. Non-affiliates of the registrant held 100,438,453 shares having an aggregate market value of U.S. $1,977,382,043 based upon the closing price of the common shares on the New York Stock Exchange (May 18, 2000 being the last trading day) of U.S. $19.6875.

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

      Documents incorporated by reference: None

                      Exchange Rates of the Canadian Dollar
                               (Noon Buying Rate)

(Financial information is expressed in Canadian dollars unless otherwise stated)

The high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last day of each full month during the period) and the period end exchange rate of the Canadian dollar in exchange for United States currency for each of the five calendar years ended December 31, 1999 and for the period January 1, 2000 through May 18, 2000, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below:

                   January 1
                   to May 18,
                   2000       1999       1998       1997       1996       1995

High              0.6974     0.6895     0.7105     0.7487     0.7513     0.7527
Low               0.6658     0.6540     0.6832     0.6945     0.7235     0.7023
Average           0.6817     0.6741     0.6960     0.7223     0.7332     0.7286
Period End        0.6658     0.6890     0.6863     0.6999     0.7301     0.7323

The  following  trademarks  are  mentioned  in this Annual  Report on Form 10-K:
MITEL, SX-200, SX-2000, SMART-1, GX5000, SUPERSET, iMAGINATION, OnePoint Messenger, Kontact, Impresa, XPRESSOFFICE, XPRESSWAY, Mitel Systembuilder, Lightware, Express Messenger, Mitel Connected (design), Trueplex and Speak@Ease are trademarks of Mitel Corporation; Windows NT and Exchange which are trademarks of Microsoft Corporation; Mobile Advantage which is a trademark of Ericsson Inc.; and AXEL, which is a service mark of Goldman, Sachs & Co.

                            [Cover page 2 of 2 pages]

                                Table of Contents

            Section                                                 Page No.

PART I

Item 1.     Business                                                   1
            Overview                                                   1
            Financial Information                                      2
            Business Strategy                                          2
            Recent Events                                              3
            Mitel Communications Systems                               5
                 Industry                                              5
                 Products and Customers                                6
                     Enterprise Communications Systems                 6
                     Applications                                      9
                     Network Access Solutions                          10
                     Public Switching                                  11
                Sales Marketing and Distribution                       11
                Competition                                            13
                Manufacturing                                          14
                Research and Development                               14
                Government Regulation                                  15
            Mitel Semiconductor                                        16
                 Industry                                              16
                 Products and Customers                                17
                     Communications                                    17
                     Network Access                                    19
                     User Access                                       21
                     Medical ACISs                                     24
                 Sales, Marketing and Distribution                     24
                 Competition                                           25
                 Manufacturing                                         26
                 Research and Development                              27
                 Government Regulation                                 28
            Employees                                                  28
            Proprietary Rights                                         28
            Forward-Looking Statements and Risk Factors                29
                Technological Changes; Necessity to Develop and
                  Introduce New Products                               29
                Competition                                            30
                Dependence on Key Personnel                            30
                Intellectual Property Protection                       32
                Intellectual Property Claims                           32
                Acquisitions                                           33
                Significant International Operations                   33
                Foreign Exchange and Interest Rate Exposure and
                  Concentration of Credit Risk                         33
                Environmental Regulations                              34
                Regulatory Requirements                                34
                Year 2000                                              34
                European Union and the Euro                            34
                Other Factors                                          35
Item 2.     Properties                                                 35
Item 3.     Legal Proceedings                                          35
Item 4.     Submission of Matters to a Vote of Security Holders        35

            Section                                                 Page No.

PART II

Item 5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters                                     36
Item 6.     Selected Financial Data                                   37
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations           38
Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk                                       48
Item 8.     Financial Statements and Supplementary Data               50
            Auditors' Report                                          50
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     76

PART III

Item 10.    Directors and Executive Officers of the Registrant        77
                Directors                                             77
                Statement of Corporate Governance Practices           79
                     General                                          79
                     Mandate of the Board                             79
                     Composition of the Board and of its Committees   80
                     Audit Committee                                  81
                     Compensation Committee                           81
                     Nominating Committee                             81
                     Executive Committee                              82
                     Independence from Management                     82
                     Decisions Requiring Prior Approval by
                       the Board of Directors                         82
                     Other                                            82
                Executive Officers                                    84
Item 11.    Executive Compensation                                    84
            Summary Compensation Table                                85
               Employee Share Ownership Plan                          86
            1991 Stock Option Plan for Key Employees and
               Non-Employee Directors                                 86
                Stock Option Grants in Last Fiscal Year               88
                Year-End Option Values Table                          89
                Executive Termination Agreements                      89
                Compensation of Non-Employee Directors                90
                Directors' and Officers' Liability Insurance          90
                Indebtedness of Directors, Executive Officers and
                  Senior Officers                                     90
                Report on Executive Compensation                      91
                Performance Graph                                     93
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                          93
Item 13.    Certain Relationships and Related Transactions            95


PART IV


Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                     95
Signatures                                                            98
Power of Attorney                                                     99
Annex A - Glossary of Terms                                          101

                                     PART I

      Item 1. Business

      Mitel maintains its financial accounts in Canadian dollars. All financial information and references to "$" and "dollars" are expressed in millions of Canadian dollars unless otherwise stated. Unless the context indicates otherwise, "Mitel" and the "Company" refer to Mitel Corporation and its consolidated subsidiaries. A glossary of certain technical and industry terms used in this Annual Report on Form 10-K is included as Annex A attached.

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

      Since the mid-1980s, the global communications industry has been characterized by rapid structural change and economic growth caused by technological innovation, economic factors, and changes in government policies that encourage competition and increase choice. The evidence for these changes includes the growing impact of the Internet, optical networking technology, broadband connectivity, wireless and mobile communications, and demand by enterprises for cost-effective, multi-functional networks and applications.

      Management believes that the impacts of these factors are intensifying and that the complexity of networks demanded by customers will increase significantly over the next several years. In addition, management believes that network platforms will become increasingly multifunctional and converged, supporting multiple access to combined voice, data and video communications services, thus reducing the operating costs associated with separate networks. Management further believes that in the enterprise market, traditionally distinct voice and data technology platforms will converge around an Internet Protocol-based network. Management anticipates that significant industry growth areas will include wireless access, multifunctional systems and networking software.

      Products for the global communications industry includes systems, software and components used for voice, data and video communications. The principal building blocks of the industry are software, microelectronics and product innovation in advanced digital switching and transmission platforms, supported by a competency in, and a knowledge of, telecommunications networking.

      Systems designs, manufactures, and markets feature-rich voice and data communications systems; complete private networks including remote teleworking solutions; unified messaging and call-center applications; computer telephony integration ("CTI") systems and applications; and it also supplies competitive carriers with public network access products. The principal products of the Systems include telephone switching systems deployed on customer premises (known as Private Branch Exchanges or PBXs); specialized proprietary desktop terminals and related applications; system applications for delivering messaging, management and call-center functionality; remote data access products and concentrators; CTI subsystems and interfaces; public switching equipment; and dial-up network access products. The Company also provides hardware and software maintenance, training and other ancillary support and professional services. See "Business-Mitel Communications Systems-Products and Customers."

      Semiconductor designs, manufactures, and markets specialty microelectronic solutions for the communications and medical marketplaces. In the communications market, Semiconductor specializes in broadband connectivity solutions over wired, wireless and optical media. The product line enables voice and data convergence for high speed Internet systems, switching systems, and subscriber access systems in the Network Access and User Access market segments. Semiconductor is a world leader in time division multiplex ("TDM") switching, timing, asynchronous transfer mode ("ATM") convergence, Vertical Cavity Surface Emitting Lasers ("VCSELs") and Radio Frequency ("RF") interfaces for these markets. Mitel's medical applications-specific integrated circuits ("ASICs") provide solutions for applications such as pacemakers and hearing aids and portable instruments. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. See "Business-Mitel Semiconductor-Products and Customers."

      Financial Information

      Financial information about industry segments and about foreign and domestic operations and export sales is provided under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Item 8 in Note 22 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Financial information about Research and Development is described in Note 16 of the notes to the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Business Strategy

      Mitel's strategy is to exploit seven major developments that management believes are under way in the communications industry:

      o Convergence of voice and data transport in the enterprise around Internet Protocol ("IP").

      o Emergence of broadband connectivity as a fundamental requirement for moving voice, data and image traffic over converging networks.

      o     Growth   of   unprecedented    IP-centric   interactive   multimedia
            applications and services.

      o     The   increasing  use  of  System  Level   Integration   ("SLI")  in
            microelectronics to reduce size, increase functionality and reduce the cost of networking solutions.

      o Emergence of customer premise equipment ("CPE") wireless systems for seamless indoor-outdoor mobility.

      o Simplification of non-real-time modes of communications through Unified Messaging.

      o Acceptance of natural speech recognition for call routing and the potential to "voice surf" the Internet.

      Mitel's competencies range from microelectronic components for wired, wireless and optical communications to fully networked multimedia systems and applications for enterprise customers. In its Systems business, management believes the Company's products have competitive advantages because of their real-time and fault-tolerant system architecture design, and the Company's ability to integrate microelectronic and system designs, develop software-intensive applications, including call centers and messaging systems, and the strength of its distribution channels. In its Semiconductor business, management believes the Company's competitive advantages include design and production capability for SLI solutions including analog and digital mixed-signal ICs; media-transparent connectivity for wired, wireless and optical applications; and engineering process diversity for specialty designs (e.g. ultra-low power and ultra-low voltage integrated circuits ("ICs") for medical applications).

      The key elements of Mitel's business strategy include the following:

      o To evolve its communications systems and products from proprietary platforms to open, scalable and distributed architectures using industry standards (e.g. IP), thereby achieving larger economies of scale, additional customer benefits and shorter delivery cycles.

      o To become a fabless semiconductor company for deep sub-micron SLI designs, while continuing to own and operate fabrication facilities specializing in Complementary Metal Oxide Semiconductor ("CMOS") and bipolar technologies for strategic advantage in such areas as mixed-signal, high-frequency and medical applications.

      o To leverage its semiconductor and systems technology to benefit all of the Company's customers, from the manufacturers who buy highly integrated microelectronics to end users who purchase fully functional systems.

      In the Systems business unit, Mitel will continue to focus on leadership in modular, fiber-optic-based voice communications systems for the under-400 line size in the small/medium enterprise segment, and in networking technologies that enable Mitel to scale its systems to larger line sizes. Mitel will continue to develop voice products as an application within the information technology ("IT") infrastructure. Mitel will also seek to capitalize on its systems integration skills to market complete, fully featured communications systems to selected vertical markets, principally the hospitality, educational, health, professional and financial services markets. See "Business-Mitel Communications Systems-Products and Customers."

      Management believes the Company is well positioned to implement its business strategy in Semiconductor by reason of its strong core technologies for signaling, transporting and switching voice and data; and its strong position in RF technology with applications ranging from tuners for set-top boxes to cellular telephones. Its unique ultra-low-power CMOS process enables the Company to maintain a major position in medical applications, while paving the way for other low-power SLI solutions. The Company also has expertise in optoelectronic devices principally found in transmitters and receivers for Local Area Networks ("LANs") and access networks. See "Business-Mitel Semiconductor-Products and Customers."

      Recent Events

      Acquisition

      On June 6, 2000, the Company entered into an agreement to acquire 100 percent of the common stock of privately-held Vertex Networks, Incorporated ("Vertex"), for total consideration of 11 million common shares issued by Mitel. The acquisition will be accounted for by the purchase method with Vertex's results from operations included in the consolidated accounts of the Company from the date of acquisition, expected to be on or before August 30, 2000. The fair value of the consideration will be determined by the fair value of the Company's common shares, as adjusted where appropriate, near the effective date of acquisition.

      Vertex is a fabless semiconductor company providing high-performance network packet processing, switching and routing silicon solutions for the enterprise and wide area network ("WAN") access markets. Vertex provides integrated circuits for Layer 3 IP routing switches and developing chipsets, reference designs, and software for intelligent packet switching applications. Vertex's products encompass Quality of Service ("QoS")-enabled IP switching for enterprise communications, WAN traffic concentration, and fiber to the home ("FTTH") markets. Vertex, which was founded in 1995, is based in Irvine, California, United States, and has design centers in San Jose, California, and Taiwan. The Company intends to continue operating these design centers for the same purposes as prior to the acquisition. Vertex employed approximately 75 people as at May 31, 2000.

      Management believes the acquisition of Vertex will allow Mitel to enter the packet processing and switch fabric market to offer system-wide, IP-based, QoS for convergent networks. QoS is a term that qualifies certain performance attributes of voice transmission over IP networks, and usually refers to measures of delay, latency and jitter. Mitel's focus will be to deliver wire speed non-blocking scalability for the edge of WANs, providing the maximum packet-switching throughput required by systems designers and their customers. The approach will introduce LAN cost structures into WAN applications to provide a more competitive solution that accommodates diverse switching technologies in use at the edge of the network.

      Divestiture

      On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey Semiconductors Group acquired in Fiscal 1998. The formal plan to dispose of this segment was part of the Company's efforts to focus on its core communications business. Accordingly, the operations related to this business were accounted for as discontinued operations. On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $12.0. As a result of the sale, the Company recorded additional provisions of $8.0, net of tax recoveries of $3.4, as a loss from discontinued operations in the third quarter of Fiscal 2000.

      Common Share Repurchase Program

      On June 7, 1999, the Company announced its Board of Directors had authorized a normal course issuer bid to repurchase up to 5,835,645 common shares (5% of 116,712,906 common shares issued and outstanding at May 28, 1999) between June 9, 1999 and June 8, 2000. All repurchased shares were cancelled. As at May 18, 2000, 3,383,800 shares were purchased and cancelled under this program for cash consideration of $36.4, including costs to acquire the shares.

      On June 5, 2000, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 5,706,196 common shares, representing 5% of 114,123,921 common shares issued and outstanding at May 18, 2000. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2000 and ending on June 8, 2001, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program.

      Executive Appointments

      During Fiscal 2000, Mitel made a series of executive appointments designed to bolster the strength of Mitel's management team. With annual sales of $1.4 billion, the Company is augmenting its management and professional ranks to reflect its new competitive standing as a global supplier of communications products in a networked world. Of note, the following significant executive appointments were made:

      o In May 1999, Mitel announced the appointment of Moris M. Simson as Senior Vice President, Strategy and Corporate Development, as well as its Chief Technology and Marketing Officer. Mr. Simson has full responsibility for Mitel's strategic direction, corporate alliances and new ventures, and oversees the priorities of all technology and marketing investments in the Company. Mr. Simson was formerly president of an international consulting firm he founded to provide advisory services on the exploitation of emerging technologies and the formation of business alliances. Prior to that, he spent 18 years with Nortel Networks Corporation ("Nortel") with progressively increasing responsibilities in product development, strategic planning, marketing, sales and general management.

      o In September 1999, Mitel confirmed the appointment of Paul Butcher to the position of Senior Vice President, Mitel Communications Systems. In this leadership role, Mr. Butcher is focusing the Systems business unit on converging voice and data communications systems and applications for enterprises.


      o In September 1999, Mitel announced the appointment Dr. Semir D. Sirazi to its Board of Directors. Dr. Sirazi is a management consultant and individual investor, and serves as an advisor to early-stage technology companies. He has held executive management and Board of Director positions at U.S. Robotics/3COM and the CATV/Communications Products division of Zenith Electronics Corporation. Dr. Sirazi brings to Mitel's Board a broad understanding of the data communications and Internet market. His insights into merger and acquisition activities, strategic alliances, and OEM sales are expected to help fuel the development and evolution of Mitel's business.

      o In December 1999, Mitel announced the appointment of Pierre Nadeau as Vice President of Mitel Semiconductor's Communications business. With more than 20 years of experience in engineering and business development for the semiconductor and communications industries, Mr. Nadeau will drive the market adoption of Mitel's connectivity solutions. Before joining Mitel, Mr. Nadeau served as the General Manager of LSI Logic Europe, and Vice President and officer of LSI Logic Corporation. He has also held senior management positions with both Nortel and Lucent Technologies Inc. ("Lucent").

      o In January 2000, Mitel announced the appointment of Graham Bevington to Managing Director of the European-based operations. Mr. Bevington has more than 15 years of experience in the high tech industry in sales and management positions encompassing market development, direct and indirect sales channel management, product development, and strategic marketing.

      MITEL COMMUNICATIONS SYSTEMS

      Industry

      Mitel is positioning itself for rapid growth in its communications business. Management believes that voice networks will undergo a significant transformation in the near future, and that this transformation offers significant growth opportunity for Mitel Communication Systems ("MCS").

      To date, PBXs have been built with proprietary hardware and software, using TDM protocol. In the future, management expects that open-system hardware and software using IP will replace these platforms. At the same time, the voice network will converge with the data network - and the video network. In other words, enterprises will migrate to an "all-in-one" communications network, which delivers multiple media types on a single network.

      This transformation offers two significant growth opportunities for Mitel. The first opportunity is VoIP ("Voice over IP"). Enterprises will replace their existing proprietary PBX platforms with open standards based "IPBX" ("Internet Protocol Branch Exchanges") platforms. Management believes that enterprises will make significant investments on this conversion, and MCS, as an industry proponent in open standard "IPBXs", is well positioned to capitalize on this convergence opportunity. MCS will also benefit from the demand for new IP based telephone sets, which are designed to take advantage of the new converged enterprise infrastructure.

      The second opportunity is voice applications. Management believes that, in an IP-based, open standards world, the most significant "value-add" will reside in applications. Management expects significant growth in all voice applications, including:

      o Natural speech applications that allow words and phrases spoken over the telephone to serve as commands to perform a variety of sophisticated tasks, such as message browsing, dialing, and web-browsing;

      o Wireless office systems that provide full PBX functionality on standard wireless handsets;

      o Unified messaging that integrates voicemail, email and fax mail, allowing mobile users one point of contact for their messages;

      o Enhanced Automatic Call Distribution ("ACD") and Interactive Voice Response ("IVR"), especially for the growing call center market;

      o CTI which allows the linking of voice and data systems to permit data and control information to be transferred between systems, thus providing integrated applications; and

      o     Applications   specific   to  the  needs  of   particular   vertical
            industries, to help enterprises resolve their business issues.

      MCS is aggressively exploring opportunities in the above application areas. Together with the market for VoIP, these market trends will offer MCS higher growth opportunities than those in the traditional PBX industry over recent years. Moreover, coming from a historical strength in voice, management believes MCS is uniquely positioned to succeed in the new world of converged communications, where voice is a key medium for messaging and data access- in addition to being the preferred medium for real-time communication.

      Products and Customers

      Systems revenue grew by 5% in Fiscal 2000 and by 33% in Fiscal 1999 and accounted for 57%, 57%, and 64% of the Company's total revenue in Fiscal 2000, 1999, and 1998, respectively. As discussed in the preceding section, management is positioning itself for higher growth, by focusing on opportunities in VoIP and in applications.

      Currently MCS products are primarily premise-based systems used by enterprises to communicate within and between locations, supporting the needs of branch offices, mobile workers, and teleworkers. Management will continue to focus on this business, both in its biggest markets (the U.S. and the U.K.), and in other markets (e.g. mainland Europe, emerging markets). At the same time, the Company intends to grow its applications business in addition to its businesses in network access solutions and public switching products.

      Enterprise Communications Systems

      Time Division Multiplex ("TDM") Systems

      Mitel's enterprise communications systems, including TDM-based PBX systems located on the customer's premises, permit a number of local telephones or computer terminals to communicate with each other, with or without use of the public telephone network. Mitel's PBX products are divided into categories adapted to the particular business size, configuration and need of the end user. Over the past 20 years, Mitel's PBX products have evolved from analog products to the current family of digital products. The Company's current line of LIGHT products and related peripherals permit the communication of voice and data information over conventional twisted-pair telephone wires or optical fiber. Mitel's larger products provide networking capabilities to link up to hundreds of locations.

      Although Mitel no longer manufactures new analog PBX equipment, the Company continues to support its existing analog PBXs by offering a complete line of remanufactured equipment that performs to specifications at the latest revision level.

      Mitel's family of SX-2000 products utilizes digital switching technology to provide advanced voice and data capabilities for businesses requiring flexibility to configure a system that meets specific user needs. The SX-2000 and its networking protocols bring fully-integrated voice and data capabilities to the desktop over single twisted-pair wiring. To support networks utilizing these products, Mitel offers OPS Manager, an off-board computer software application that is closely integrated with the SX-2000 to perform network management from a central location. To maximize tariff efficiencies, the SX-2000 offers advanced features to support Automatic Route Selection and Least Cost Routing. In Fiscal 2000, Mitel introduced Lightware 30, the latest release of its advanced call control software. Lightware 30 software doubles the port capacity of the SX-2000; increases voicemail, network management and 911 functionality; and offers PBX vendor interoperability.

         The SX-200 line of digital products provides small- and medium-sized customers in North America with the advanced telephone features found in larger systems such as the SX-2000. Products in the SX-200 line interface to a wide variety of user peripheral devices. In Fiscal 1997, Mitel introduced the SX200ML, a smaller but fully functional SX-200 aimed at the 40 to 60 line-size business market. In Fiscal 1998, Mitel introduced the next generation SX-200 EL for the 50 to 250 line-size business market.

      In Fiscal 2000, Mitel introduced two new warranty programs: the Extended Hardware Warranty Program and the IP Investment Protection Plan. The Extended
Hardware Warranty Program extends the hardware warranty on Mitel's family of SX-200 and SX-2000 PBXs from one to five years, significantly reducing the lifecycle costs of a customer's PBX investment. The IP Investment Protection Plan ensures that the call control functionality of Mitel's core product family, the SX-200 LIGHT and the SX-2000 LIGHT PBXs, as well as peripheral nodes, circuit cards, telephone sets and voice mail, can be re-used and re-connected from the legacy PBXs to Mitel IP-based PBXs.

      Mitel offers a suite of ISDN business products, led by the iMAGINATION line, to the small- to-medium enterprise market in Europe. The iMAGINATION range has been enhanced by the addition of Mitel Kontact, a router and an Ethernet hub that is an all-in-one solution for small businesses. The Kontact product's inherent capabilities for credit card authorization and electronic data interchange ("EDI") are well suited for the retail market.


      All of Mitel's PBX systems can be configured with optional feature enhancements such as automatic call distribution and automated attendant functionality, message center and hotel/motel applications, and powerful private network protocols in both digital and analog versions.

      A line of digital telephones designed for operation on the SX-200 and SX-2000 was released in 1998. The Superset 4000 line introduced new features such as a full duplex hands-free speaker phone, touch sensitive soft keys, and the ability to attach analog devices, such as a fax machine or secondary telephony device via an Analogue Interface Module. In Fiscal 2000, the style and functionality of this product line was carried forward to Mitel's new family of IP-based voice terminals.

      Voice-over-Internet-Protocol ("VoIP") Systems

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

      In Fiscal 2000, Mitel took the next step in its converged voice and data networking strategy with the introduction of VoIP systems that use IP to send voice calls over the same local or wide area networks that connect personal computers and servers. Specifically, Mitel introduced its Data Integrated Voice Applications ("DIVA") architecture for the extended enterprise, as well as the Ipera 2000. Mitel's DIVA architecture is the foundation for delivering software-only IP business applications, and is the bridge between the Company's existing PBX platforms and its next-generation IP products. Mitel's architectural approach is based on a switched IP core that provides a full range of IP values, including scalability, robust switching and routing. The Ipera
2000 is based on Mitel's DIVA architecture and delivers the same extensive functionality as the SX-2000 PBX. Management believes that the Ipera 2000 is the first VoIP product in the communications industry to offer 99.999 percent (or "five nines", an industry term for the level of reliability expected in the telephone network) reliable call control and management. The Company also introduced two new IP telephones: the SUPERSET 4015(TM) IP and the SUPERSET 4025(TM) IP. The foundation for Mitel's IP product development program is its "No Compromise" IP strategy, predicated on proven functionality and investment protection, and the delivery of solutions that do not compromise on the quality, functionality and reliability of traditional voice solutions.

      In Fiscal 2000, Mitel announced a marketing and technology agreement with Symbol Technologies, Inc. ("Symbol") to deliver a new converged voice and data solution that combines Mitel's H.323-compliant voice gateway with Symbol's Spectrum24 wireless local area network and NetVision VoIP mobile phones. The combined solution resulting from this agreement will offer one of the first end-to-end, standards-based enterprise networks for voice and data extending traditional, wired networks with wireless LAN network and telephony capabilities.

      Mitel is also working with Ericsson Inc. ("Ericsson") to deliver a new integrated wireless office solution with PBX functionality. The system will combine Ericsson's Mobile Advantage(TM) Wireless Office and Mitel's Ipera 2000 to address the needs of both wired and wireless voice communication services in small- and medium-size enterprises. The wireless office system with PBX integration provides enterprise users with one telephone and one number for all their business communication needs, regardless of location.

      The Mitel XpressOffice family of high performance Remote Access solutions supports both data and voice for remote and central site locations. The technology features 8:1 data compression plus Intel RISC based processing power. Mitel's XpressOffice family of products is aimed at the burgeoning market for teleworking and location independent workers. Full enterprise voice and data functionality is delivered to the remote user wherever basic rate service is available. Mitel believes XpressOffice is an ideal remote agent solution for Call Centers.

      Applications

      Mitel develops applications software and interfaces that add value to the PBX at the desktop and workgroup level and take advantage of converging computing and telecommunications technologies.

      Natural speech recognition is a new application thrust for Mitel. Using the human voice to interact with and command computers has long been a goal of scientists and engineers who recognize that voice is the most natural and intuitive user interface possible. Management believes that natural speech recognition technology will increasingly become an important PBX application. The specially designed conversational systems built around this technology will allow words and phrases spoken over the telephone to serve as commands to perform a variety of tasks, such as selectively routing incoming calls. In Fiscal 2000, Mitel introduced the Impresa Speak@Ease Attendant, the first product delivered as part of the Company's speech processing applications strategy. Speak@Ease Attendant is an automated attendant and personal dialer application that is installed on a Mitel PBX. The application allows incoming callers or employees to connect to individuals simply by speaking the person's name or department. Speak@Ease Attendant includes security features based on a voice signature and offers a secure, customized dialing list.

      Call centers continue to be a major application thrust for Mitel. The Company addresses the call center market with software applications for four distinct areas: (i) call distribution, i.e., intelligently routing calls to agents, (ii) agent automation, i.e., tying network intelligence such as calling line ID to a database of information that provides agents with a screen of information on the calling customer, (iii) call management, i.e., performing functions such as measuring the performance targets of agents, forecasting staff and forecasting call traffic and (iv) features for supporting interactive voice response, web and e-mail initiated transactions. In Fiscal 2000, the Company introduced the Mitel Impresa Customer Interaction Suite, an applications suite that enables an organization to create a third generation call center that improves the level of customer service and increases operating efficiency. The suite, consisting of the Impresa Intelligent Media Router, the Impresa Agent Desktop, and the Impresa Screen Pop, provides seamless interoperability from beginning to end of each call.

      Another major application focus is messaging. Mitel is able to offer a complete portfolio of voice messaging products to customers. Management believes that customers view voice messaging as a PBX feature, thus making it a critical aspect of PBX sales. Mitel offers a suite of products that management believes meets the price/value expectations of its targeted customers, from the Mitel Express Messenger card-based solution for the SX-200, to its stand alone, scalable and server-based Mitel Mail solutions. Mitel's success in voice messaging depends on both a tighter integration of the application to the switch and continued enhancements to new developing technologies like unified messaging. In Fiscal 2000, Mitel, through its Baypoint Innovations group, introduced the OnePoint Messenger(TM) server, a unified messaging system based on Microsoft(R) Exchange(TM) Server. OnePoint Messenger integrates voice, e-mail and fax applications and supports native VPIM v2.0 ("Voice Profile for Internet Mail"), allowing users to send and receive voice and fax messages over the Internet or enterprise Intranets.

      The Mitel Global Developers Network program seeks to attract leading third-party developers to deliver productivity-enhancing business applications that complement Mitel's suite of applications and core switching functionality. Developers who have expertise and a presence in specific vertical markets of interest to Mitel, such as lodging, healthcare and education are encouraged to develop applications that integrate with Mitel's PBXs to deliver complete solutions to the targeted markets. Mitel's Global Developers are identified in the market by the "Mitel Connected" logo.

      Network Access Solutions

      The Network Access Solutions group designs, markets and sells the SMART-1 call controller/automatic dialer family of products for the analog, digital voice communications and fax long distance telephone markets.

      Mitel recently announced the SMART-1 I2AD ("Intelligent Integrated Access Device") for the Voice over Digital Subscriber Line ("VoDSL") market. VoDSL is a technology that uses the existing copper pairs in the telephone access network to deliver multiple voice channels and high-speed data connections over a single phone line. The SMART-1 I2AD is a highly intelligent VoDSL product that is installed by the service provider on a customer's premises, and connects an analog PBX, Key system, and Ethernet LAN to a VoDSL circuit. Unlike other VoDSL access devices, the SMART-1 I2AD supports concurrent attachments to one or more analog Public Switched Telephone Network (PSTN) trunks in addition to the primary VoDSL connection. Combined with local call routing intelligence, this enables the SMART-1 I2AD to overcome the existing limitations of VoDSL service and permits service providers to control the voice services they offer.

      In Fiscal 2000, Mitel announced agreements for the joint development of VoDSL solutions for competitive carriers with three DSL companies: Pairgain Technologies, Inc., Jetstream Communications, Inc., and CopperCom, Inc.

      Public Switching

      The Public Switching group designs, markets and sells the GX5000 product line. The GX5000 platform is a compact, sophisticated switching system that offers numerous applications. Among its most common applications are digital end office replacements for U.S. independent telephone companies, rural public switched telephone network services, satellite communications gateways, provision of a carrier network integrated front end for voice processing systems, and digital network overlay services for networks in developing countries.

      With changes in the regulatory environment, Competitive Local Exchange Carriers ("CLECs") and other service providers are emerging as potential customers for end-to-end solutions that combine the GX5000 product line with other Mitel IP-based and broadband products. In response, the Public Switching group intends to provide applications that support both private and public networks. Management believes that Mitel possesses both the technology and sales channels to take advantage of this changing environment.

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

      Sales, Marketing and Distribution

      The Systems business unit targets its products and services principally to businesses requiring communications systems on their premises. Management believes that Mitel is a major supplier of PBX systems and peripherals to small- and medium-sized businesses, which management further believes is one of the fastest growing business communications systems segments in the principal markets served by the Company.

      North America

      In the United States, Mitel sells most of its PBX systems through wholesale distributors of telephony equipment. The distributors, in turn, sell to independent telephone companies and to interconnect companies. Mitel products are also sold in the United States to the federal, state and local governments. Typically, the North American indirect selling channel focuses on the small/medium-size enterprise market, with strong penetration into the education, lodging, government, manufacturing and healthcare industries. Mitel also sells products directly to end customers through its subsidiary Mitel Communications Solutions, Inc. ("MC Solutions"), primarily in the top 25 metropolitan statistical areas as determined by the United States Department of Commerce. MC Solutions is a nationwide sales and service operation that sells integrated communications systems and applications to large and strategic national and regional accounts, and large single site accounts.

      Mitel maintains an "Elite VAR"(value added reseller) program in the United States for the Company's top 130 dealers. Mitel has an additional category of dealer, the Platinum Elite VAR, as the primary indirect sales channel for Mitel's advanced convergence solutions. To be designated a Platinum Elite VAR, a dealer must demonstrate an understanding of both voice and data networks. Accordingly, management believes that Platinum Elite VARs have a competitive advantage because they can provide customers with "one-stop shopping" for their complete communications needs. Both Elite VARs and Platinum Elite VARs have exclusive access to Mitel's products such as the SX-2000 PBX. Platinum Elite VARs have access to applications that require expertise in server-based telephony. Both also have a non-exclusive right to distribute the rest of the Company's PBX products. All other dealers, which number approximately 300, are classified as Mitel Dealers. Mitel Dealers sell the balance of the Company's PBX product line.

      In Canada, Mitel sells its complete range of PBX equipment to independent interconnect companies and specific telephone companies including Bell Canada, Bell Canada Intrigna, and Aliant, which in turn sell to end users. The interconnect companies operate under an Elite VAR and Platinum Elite VAR support program similar to that in the United States. The VARs sell, install and provide service throughout Canada, marketing Mitel products on a non-exclusive basis. Mitel also sells the SX-2000 line of PBX systems directly to end users in Canada through MC Solutions.

      Mitel sells its SMART-1 and SMART-1 I2AD line of network access solutions in North America through selected distributors and direct accounts, which in turn sell such products to carriers and alternate carriers.

      Remote access products are sold primarily through selected data-centric VARs, although the Company plans to add this portfolio to the Elite and Platinum Elite VARs' products offering. Public switching systems are sold directly to independent telephone companies in the United States. Mitel distributes the balance of its Systems product line through selected VARs and OEM ("original equipment manufacturer") customers.

      Europe

      Mitel markets its Systems products under distribution agreements in several countries in Europe. The most significant market in terms of revenue is the United Kingdom. In the United Kingdom, Mitel sells its communications equipment to large multinational enterprises through a direct sales organization (Mitel Solutions Division) to end customers and also indirectly through selected distributors and dealers. In the United Kingdom, Mitel serves principally large corporate customers with specific strengths in the high-end lodging, utilities, financial and professional services and publishing industries. To extend Mitel's distribution access to small and medium-sized enterprises, Mitel sells its products through an indirect distribution channel.

      In addition, Mitel markets its line of remote access products to a number of post, telephone and telegraph companies in Europe.

      Mitel continued to expand its distribution channel across Europe, the Middle East and Africa during Fiscal 2000 principally through the iMagination product family, which management believes is well suited for indirect distribution targeted at the small to medium-sized enterprise market.

      Management believes that the Systems products, combined with the remote access product line and Mitel's continuing CTI initiatives, will allow Mitel to continue to grow an IT-centric distribution channel in line with planned future product developments.

      Mitel sells its SMART-1 and SMART-1 I2AD line of alternate network access products directly to key accounts in the United Kingdom. Such products are also sold through distributors to other customers in the United Kingdom and, increasingly, in continental Europe as the carrier markets are deregulated. The carrier market addressed by these alternate network access products is highly influenced by regulation and tariff structures, and can be impacted by the consolidation of common carriers.

      Other Markets

      Mitel markets its communication products directly and under distribution agreements in China and other Asia/Pacific countries, the Middle East, Africa, South and Central America, Mexico and the Caribbean.

      Mitel sells its SMART-1 and SMART-1 I2AD line of network access solutions products in Japan through selected distributors, which in turn sell such products to carriers and alternate carriers.

      Competition

      Rapid technological change, evolving standards and regulatory developments characterize the market for Systems products. Many of the Company's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Moreover, the drive towards the convergence of voice and data has led to the emergence of a new category of competitors, which focus on this emerging market.

      In addition to Mitel, the major suppliers of PBX equipment in North America include Nortel, Lucent, Siemens AG ("Siemens"), and NEC America Inc. ("NEC"). Mitel also competes with traditional data communications companies such as Cisco Systems Inc. ("Cisco"), 3Com Corporation, and smaller niche players such as Vertical Networks, Inc., which offer server-based communications systems generally targeted to the small to medium enterprise/branch office market.

      The principal factors of competition in the market sectors addressed by Mitel include product performance, price, reliability, ease of expansion and enhancement, future product strategy, and support of evolving networking and computer telephony open standards. Management believes that Mitel's target customers also regard the ease with which they can do business with their suppliers as an increasingly important factor in the selection process.

      Management believes that Mitel compares favorably with respect to the foregoing factors against its competitors, some of which are larger and have more resources than Mitel. Mitel has been a significant PBX supplier to the under-100 line segment of the market in North America since the early 1980s. In this segment, Mitel competes with hybrid key systems manufacturers, other manufacturers of PBX products, and manufacturers of server-based "all-in-one" communications systems, referred to as "un-PBXs" and "LAN PBXs".

      The Company's basic PBX hardware business has experienced and is expected to continue to experience a price-driven competitive phase, typical of a commodity product, as equipment replacement cycles for TDM-based products continue to slow down. However, Mitel provides its PBX customers with an "intelligent evolution" from digital to broadband technology by designing communications systems building blocks that are modular and easily upgradable.

      According to Phillips InfoTech, based on calendar 1999 market research, Mitel held approximately 8.9% of the total United States PBX market and was tied for fourth place with NEC in overall market share. Lucent, with approximately 33.2% and Nortel, with approximately 29.1%, are the dominant suppliers in the United States.

      For calendar 1999, Mitel held approximately 34.2% of the total Canadian PBX line market, and the number one position in the under 1000 line market, according to estimates provided by Phillips InfoTech. The

Company is benefiting from an agreement signed in April 1999 with Bell Canada to sell the SX-2000 in Ontario and Quebec. Mitel also sells its systems through most Canadian telephone companies. Mitel's prime competitor in Canada is Nortel Networks.

      Leading communications equipment suppliers to the European PBX market include Alcatel Alsthom Compagnie ("Alcatel"), Siemens, Telefonaktiebolaget LM Ericsson ("Ericsson"), Philips Electronics NV and Nortel. In the United Kingdom, Mitel's main competitors are Nortel, selling through British Telecommunications plc, Siemens, Ericsson, and Alcatel.

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

      The U.S. rural central office market is dominated by two suppliers: Nortel and Siemens Stromberg Carlson. The switching market is sensitive to new technology evolution. Internationally, large, multinational corporations, such as Alcatel, Siemens, Ericsson, Nortel, NEC and Lucent dominate the rural central office market. Most suppliers generally offer equipment with comparable technical functionality.

      Manufacturing

      Mitel's  Systems  products  are  manufactured  in  Canada  and the  United
Kingdom. Mitel's manufacturing operations in all locations concentrate on quality, cost and delivery, with special attention paid to constant process improvement. All of Mitel's systems manufacturing facilities and their quality management systems are certified to the strict standards established by the International Standards Organization of Geneva, Switzerland ("ISO").

      On March 1, 1999, the Company announced plans to phase out manufacturing operations in its Ogdensburg, New York facility. Products manufactured in Ogdensburg were transferred to facilities in Canada and the United Kingdom by the end of July 1999. The Company's repair operations remain in Ogdensburg.

      The Company continues to invest in manufacturing related technologies that aim to improve production yields, productivity and overall product quality.

      Mitel purchases substantially all of the parts and components for assembly of its Systems products from a large number of suppliers through a coordinated world-wide sourcing process. Mitel also obtains certain of the semiconductors required in its Systems manufacturing from the Semiconductor group. Mitel's suppliers are subject to audit by the Company on a regular basis and are required to meet the Company's strict standards with regard to cost, quality, delivery and performance. The highest level of achievement against these standards results in the attainment of "Certified Supplier" status by those involved in this program. No single supplier accounts for more than 10% of the Company's total purchases and to date, Mitel has not experienced any significant manufacturing delays relating to the availability of material.

      Research and Development

      Mitel's Systems R&D programs are primarily directed in the following areas:

      o Call Processing: This program involves three main initiatives. The first is to enhance Mitel's call control engines on the SX and Imagination platforms (including remote access) to meet the needs of enterprise customers. The second is to leverage the rich feature base into an IP centric platform. The third is to consolidate the number of call processing platforms to a single stream to increase the productivity of the R&D organization. Mitel's DIVA links these three elements into a single development program.

      o Desktop Appliances: The program focuses on the development of a series of desktop devices for both TDM and IP to provide enhanced access to converged networks. The R&D focus is on extending the value of existing TDM phones, practical IP phones, conference units, PDAs, cell phones, desktop software and other personal tools by leveraging the power of enterprise and wide-area networking. This involves extensive work in highly integrated silicon devices, optimized man-machine interfaces and the cost effective implementation of standards.

      o Applications: Significant investment is being directed into development of applications which leverage Mitel's in-depth knowledge of desktop and call processing technology in both converged and TDM environments. Significant R&D effort is being directed toward the extension of existing messaging and call center product families to address current market needs. With the advent of converged IP systems, a whole new class of applications are being pursued which can bring new value to customers simply and cost effectively. Mitel is investing in practical applications of voice recognition technology which, when coupled with open standards, greatly increases the number applications best served by a voice based interface.

      o Public Networks: Mitel continues to support the GX5000 small central office and advanced alternate network ISDN access products. Mitel is extending its investment in its DIVA architecture to address application and call processing service provision within a public network context and leveraging the power of emerging xDSL access technology.

      As at March 31, 2000, Systems employed approximately 627 research and development personnel in Canada, the United States, and the United Kingdom.

      Government Regulation

      PBXs are considered customer premise equipment ("CPE"). Although the CPE market in the United States is not regulated, certain developments, which are described below, have changed the United States telecommunications market. On February 1, 1996, the United States Congress passed the Telecommunications Act of 1996. Management believes that the legislation will continue to accelerate the convergence of the communications, information and entertainment industries while intensifying competition within those industries. This legislation removes the line of business restrictions on the Regional Bell Operating Companies ("RBOCs") and allows the RBOCs to enter the manufacturing sector at the time they are allowed into long distance markets. For the first three years, any manufacturing by an RBOC must be conducted through a separate affiliate and procurement from the subsidiary must be on a non-discriminatory basis. While it is not improbable that an RBOC will eventually meet the minimum criteria for entry into the long distance market and thereby become eligible to begin manufacturing, it appears unlikely, at this time, that the majority of RBOCs will commence both such activities in Fiscal 2001.

      Although there can be no assurance, management does not expect that such legislation will have a material adverse effect on the Company's results of operations in Fiscal 2001, in light of the existing competitive conditions in the United States market and the significant conditions required to be satisfied by the RBOCs under such legislation before they can commence manufacturing.

      The second development is a proposed regulation by the United States Federal Communications Commission ("FCC") which will impose certain enhanced "911" application requirements ("E-911") on CPE manufacturers. Certain states have already imposed such requirements and the Federal government in the United States is poised to do likewise. The telecommunications industry is advocating a proposed settlement that, if adopted, would be favorable to CPE manufacturers, including Mitel, with regard to these proposed regulations. The benefits to Mitel from the settlement would result principally from the availability of certain exemptions with respect to lower line sizes as well as positive grandfathering provisions. The State of Illinois is likewise adopting favorable aspects of the industry's position as it amends its statute with respect to E-911. Illinois is in the forefront of state efforts in this regard.

      The FCC also imposes installation and equipment standards for CPE and requires that all CPE marketed in the United States be registered with it and comply with these standards. The Company believes that it is currently in compliance with these requirements in all material respects.

      The United States government promulgated regulations, which came into effect on November 1, 1998, regarding accessibility of telecommunications equipment and customer premises equipment, pursuant to Section 255 of the Telecommunications Act of 1996. Although there can be no assurance, such regulations were anticipated by Mitel and management believes that ongoing compliance with such regulations, as they are phased in, should not have a material adverse effect on the results of Mitel's operations in Fiscal 2001.

      The Company cannot now anticipate what impact such legislation and regulations may have on the results of its operations beyond Fiscal 2001 or what further regulatory changes will occur in the communications equipment market and the competitive environment as a consequence of actions by the legislature, the FCC or the courts.

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

      MITEL SEMICONDUCTOR

      Mitel Semiconductor designs and manufactures microelectronic devices that help move voice, data and images over the world's wired, wireless and fiber optic networks. Mitel Semiconductor's vision is to be known as the "Broadband Connectivity Company" supplying connectivity solutions to wireline, wireless, and optical markets with a focus on QoS.

In the medical market, Mitel supplies Applications Specific Integrated Circuits ("ASICs") for hearing aid and pacemaker devices. With its unique 0.35 micron ultra low voltage CMOS process, Semiconductor is extending this core competence into the emerging portable medical instruments and communicating medical device markets.

      Industry

      The primary markets for Semiconductor's products are the network access and user access markets for the convergent communications equipment and medical devices industries, which represent major end-markets for these products. Each of these industries is expected to grow economically and evolve technologically over the next several years, which management believes should provide revenue growth opportunities to Mitel. The increased requirements of end users, coupled with new opportunities should continue to drive the demand for network communications equipment and infrastructure. The deregulation of telecommunications services in many parts of the world has resulted in the licensing of new operators and service providers, many of which need new equipment and facilities. The emergence of new operators and service providers has, in turn, intensified the competitive environment, forcing existing operators and service providers to accelerate their capital spending plans. The growth of the Internet and uncontrolled increase in the bandwidth needed for new applications is also driving demand for new capital spending. In addition, the low penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. In the United States, information technology has been growing as a proportion of capital spending. Server growth, in particular, has been spurred by the flow of information and the requirement within IT departments to make information more accessible, and its provision more cost-effective. Management believes that these developments represent significant new market opportunities for Mitel over the next several years.

      Products and Customers

      Mitel manufactures and sells semiconductor products in the following categories of communications ICs: broadband networking; optical communications, subscriber access, wireless; digital television; and communications Systems Level Integration ("SLI"). Mitel also addresses the medical market with its medical ASICs. The Company also provides foundry services to third parties on a contract basis. Mitel's semiconductor revenue accounted for 43%, 43% and 36% of the Company's total revenue in Fiscal 2000, 1999, and 1998, respectively.

      Mitel's integrated circuits are microelectronic component parts that offer the high feature integration, low power consumption and low physical space required for the design of advanced communications systems. Such products are designed to provide advanced communications and control functions for a wide variety of electronic products and systems.

      Mitel's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. As a result, management believes that Semiconductor's revenues are not as susceptible to the volatility and cyclical nature of revenue generally associated with the commodity-oriented segments of the semiconductor industry.

      Full custom semiconductor products rely on an original design and a unique interface. Such products take longer to design but generally remain as a key component in the end product for the duration of its life cycle. Semi-custom products are proprietary products that have been altered to meet the specific requirements of individual customers. Commodity products are "pin for pin" replacements that sell primarily on the basis of performance, availability, quality and price. Mitel's products are mostly full custom. Accordingly, management believes that once designed into a customer's product, Mitel's products form an integral part of the customer's system and are difficult to replace, as replacement would require some redesign of the system. A portion of the Semiconductor business unit's product output is supplied to the Systems group for use in the Company's systems products. The revenue from these products is excluded from the calculation of Mitel's consolidated revenue and the revenue of the Semiconductor unit.

      Semiconductor has a diverse and established base of over 3,300 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, data communications, and medical sectors.

      Communications


      The microelectronics market for communications is large - comprising local area networking, wide area networking, optical communications, cellular, set-top boxes, and communications processors, among others. Within this diverse market, the Company focuses on providing a range of solutions that shape, signal, transport and switch real-time traffic in the public network, the Internet and in the wireless, cable and optical networks. The Company's communications IC business can be grouped in two broad areas: (i) network access and, (ii) user access.

      Network Access

      Broadband Networking

      Mitel Semiconductor develops and manufactures complete, silicon-based solutions designed to improve performance and integration levels for WAN access equipment. Market drivers such as carrier deregulation, Internet growth, increased wireless subscription and the availability of venture capital are driving demand for next generation broadband network access equipment such as Integrated Access Devices, Carrier Gateways, DSL Access Multiplexers, Third Generation Wireless Systems, Remote Access Concentrators, Next Generation Digital Loop Carrier and ATM Edge Switches. Mitel's competencies in the areas of switching, convergence, timing and transmission enable it to deliver converged connectivity solutions for these applications.

      Switching

      Mitel's digital switch product family expanded in Fiscal 2000. Mitel's MT90826 Quad Digital Switch (a 4096 x 4096 channel switch) received the 1999 Communication Solutions Product of the Year award from Technical Marketing Corporation. Mitel also recently introduced the MT90866 WAN Access Switch to the market. With the product's integrated PLL meeting Bellcore's Stratum 4E specification, this device addresses the growing compact PCI market for carrier-class access equipment. Mitel also introduced the MT90812 Integrated Digital Switch designed to provide a system-on-a-chip solution for smaller enterprise switching applications, such as SOHO CTI systems, key telephone systems and PBXs. These products provide solutions for low-end, enterprise switching applications and also network access equipment, required to handle voice and Internet data traffic.

      Convergence

      ATM is a key underlying technology for integrating WAN access services in which voice, video and Internet traffic are delivered to the home, business and government. Mitel addresses this market with high-density voice-over-packet solutions for the local loop and central office. Leveraging its strengths in the areas of QoS, latency minimization and clock recovery, Mitel delivers voice processing SARs ("Segmentation and Reassembly sublayer") designed to convert TDM traffic to ATM in access and carrier class equipment such as concentrators, multiplexers and multiservice switches.

Entering this market over two years ago with the introduction of the MT90500 AAL1 (AAL means ATM Adaptation Layer; 1 is for constant bit rate traffic) SAR designed for constant bit rate traffic, Mitel is significantly expanding the line with the following new SARs:

      o The MT90503 is an AAL1 SAR which can process greater than 2,000 simultaneous voice calls and can provide channel associated signaling, enabling customers to deliver circuit emulation services ("CES", the transporting of TDM services transparently over an ATM network) for assured QoS and increased network interoperability.

      o The MT90528 AAL1 SAR delivers circuit emulation services over 28 T1/E1 ports, supporting new standards like dynamic bandwidth circuit emulation services ("DBCES"). In addition, it can be programmed to support structured or unstructured data for any access applications.

      Timing

      Stable, reliable timing is critical to networking. Mitel has a family of digital PLLs which provide timing for CPE and central office equipment, allowing customers to meet T1 and E1 timing interface requirements all over the world, while ensuring consistent jitter-filtering characteristics over a range of temperature and voltage.

      This year Mitel is sampling the MT9043 and MT9045, two 3.3 volt digital PLLs used to provide reliable and stable clocks that meet the required telecommunications specifications in the presence of impairments on the input timing signals. The MT9043 is a reference switching PLL intended for line-timed networking equipment, such as PBXs, wireless base stations and Integrated Access Devices with more than one interface. The MT9045 is a reference switching PLL with a holdover capability intended for externally-timed equipment such as remote access concentrators and central office carrier gateways that is required to be highly reliable.

      Transmission

      For T1, E1 and J1, the world's dominant wide area network infrastructure, Mitel is expanding its family of framers to include a number of 3 volt parts designed to meet all worldwide standards, including North American T1, Japanese J1, and E1 - the protocol used in the rest of the world. With the need for higher bandwidth links, customers are demanding combo chip sets with higher integration and high channel density. The MT9076 combines a T1/E1/J1 framer, a PLL and a long haul line interface unit (LIU) into a single package for low-density applications. For higher density applications the MT9072 delivers eight T1/E1/J1 framers in a single package.

      Optical Communications

      Mitel supplies VCSELs, Light Emitting Diodes ("LED"), PIN photodetectors, PIN/Pre-amp combos and duplex devices. These devices, which are built using gallium arsenide and indium phosphide technologies, allow Mitel to offer products to drive fiber optic cable in data network applications such as Gigabit Ethernet, Fibre Channel, Fiber Distributed Data Interface and ATM.

      In Fiscal 2000, Mitel announced the 623-family of parallel fiber modules to serve the emerging requirements for short-reach optical interconnect in large-scale computing and communication systems. Management believes the market for very short-reach parallel fiber will grow significantly over the next several years. Parallel fiber modules improve channel cost and density, enabling the all-fiber architectures that will displace the current interconnect scheme made up of conventional copper and single-channel fiber optic links. Applications for Mitel's 623-family of parallel fiber modules include interconnects from board-to-board, board-to-optical backplane, shelf-to-shelf, and rack-to-rack within and between terabit-class switches, routers, and transport equipment in the central office. The new modules combine Mitel's VCSEL and Smart OSA packaging technologies to deliver what management believes is the industry's best price/performance ratio. Mitel is collaborating with AMCC, Tyco Electronics (formerly AMP), and US Conec to enable the 623-family of parallel fiber modules to seamlessly interface to a range of complementary products.

      Management believes that its customers are able to derive significant benefits from the Company's wide range of broadband networking solutions. For example, in the growing high speed IAD (Integrated Access Devices) markets such as terabit routers, Mitel Semiconductor's customers are using its Phase Lock Loops ("PLLs"), high speed T1/E1 interfaces, TDM switches, echo cancellors, and emerging 623 series optics.

      User Access

      Subscriber Access

      Mitel has established a line of analog and digital switching integrated circuit products that provide a high capacity for switching voice and data in telephony applications. In Fiscal 2000, Mitel introduced a complete chipset that delivers voice quality to enterprise-level VoIP systems. Mitel's Internet Phone chipset combines all of the hardware and software building blocks necessary for solutions that meet the performance, functionality and cost requirements for both telephone vendors and data communications companies seeking to enter the emerging VoIP market. Mitel's chipset includes the MT92101 IP phone controller, the MT92303 dual codec, and the MT933, a 10/100 Ethernet PHY. Employing Mitel's Trueplex technology, the chipset reduces echoes that result from transmission delays inherent in packet-based networks.

      Mitel also launched two silicon SLICs (Subscriber Line Interface Circuit) that deliver highly reliable ringing at competitive cost for telecommunications access applications. The products are part of Semiconductor's strategy to provide a complete range of line card interfaces between a switching system and subscriber loop in short- to mid-range telecommunications applications. The MT91600 is an analog device that meets system cost and functionality requirements in a footprint that is smaller than alternative solutions. The MT91610 is a fully-featured SLIC that uses an advanced ringing architecture to improve performance, while integrating complete functionality into a very compact, off-the-shelf device.

      Mitel is a leading supplier of Caller ID receiver integrated circuits for the telephony and CTI markets, and continues to reinforce its position with the introduction of new products which address the low power requirements of the European line powered phone and DECT (digital enhanced cordless telephones) base station markets, as well as the high growth 900MHz cordless phone market with enhancements designed to improve performance of CIDCW ("Caller Identity on Call Waiting") services. The new MT88E46 is a Caller ID / CIDCW receiver chip that exceeds Bellcore (now Telcordia) specifications for performance and reliability.

      Mitel also manufactures hybrid integrated circuits that permit the packaging of different technologies required by today's advanced computer systems and range in complexity from a simple collection of passive components to an extremely complex subsystem module. Mitel supplies these products as either standard circuits or as customized circuits designed for and supplied to, a specific customer. In most cases, the hybrid component either incorporates, or is designed to work alongside, other Mitel components, thereby increasing the overall value of the solution to the customer. Some common applications for thick-film hybrid microcircuits are in PBXs, central office switches, multiplexers, cable modems, and set-top boxes.

      Mitel is also a supplier of dual-tone multi-frequency receiver components ("DTMF"), which are used for remote control in high-volume applications such as facsimile and telephone answering machines.

      Wireless

      Mitel is an established supplier of RF and digital components to the analog and digital cellular market for both base stations and handsets. Mitel's Planet chip set, a full processor-to-antenna suite for Code Division Multiple Access (CDMA) dual-mode cellular phones, continued to sell widely. Mitel is a volume supplier of both RF and digital components for the digital cellular phone standards TDMA and CDMA, used in the United States and the Asia Pacific area.

      In Fiscal 2000, Mitel entered the market for Bluetooth(TM) devices - the industry name for a radio system specification that allows very short-range transmission of voice and data between electronic devices without connecting cables. RF devices built to the Bluetooth standard will enable new wireless applications such as the transfer of data between computers in a meeting, and a wireless link between a Personal Digital Assistant ("PDA") and a personal computer ("PC"). Mitel announced it is co-developing a module for next-generation Bluetooth systems with Matsushita Electronic Components Co. Ltd., and Philsar Electronics Inc. of Ottawa (now part of Conexant Systems, Inc. or "Conexant"). The module, which integrates a baseband controller IC and software from Mitel and a radio transceiver from Philsar with high-density packaging and RF expertise from Matsushita, that management believes will meet the requirements for mobile and wireless applications in consumer and business electronics.

      Digital Television

      The television is evolving from a medium for delivering channels into a vehicle for delivering Internet access, voice, video and multimedia into the home. Mitel is a major global supplier of RF components for tuners used in digital set-top boxes, the home gateways that interface between the television and the network. Management believes that the Company is known for its "front end" tuner solutions, mostly for satellite and cable television systems, and in Fiscal 2000, Mitel introduced new silicon tuner products for set-top box manufacturers.

      Mitel developed and introduced the SNIM3 (Satellite Network Interface Module 3), a complete and highly cost-effective conversion solution for digital tuning in satellite set-top boxes. The SNIM3 comprises the SL1914 low-noise amp
(LNA), the SP5769 synthesizer, the SL1925 direct-conversion IC, and the VP310 QPSK and FEC chip. SNIM3 allows the STB manufacturer to place the complete front-end directly on the main motherboard, thereby reducing costs and product size for OEM customers.

      For tuners in digital cable set-top boxes, Mitel produced what it believes to be the world's first silicon solution enabling the tuner to migrate directly onto the motherboard using the SL2030 and SL2035 up/down converters and the dual PLL SP5848. It was also the first up/down conversion chip set manufactured using a bipolar silicon process, which is less expensive and more reliable than traditional solutions based on gallium arsenide technology.

      Mitel also developed a "front end" for the emerging digital terrestrial television (DDT) market. In Fiscal 2000, Mitel introduced the SP5730, a PLL integrated circuit that improves the noise performance of digital television receivers, resulting in clearer reception.

      Mitel has introduced high-performance satellite, cable and terrestrial set-top box integrated circuits that deliver performance and cost advantages for new broadband digital television systems. The SL1935 is one of the world's first fully integrated direct conversion single chip tuner devices for satellite set-top boxes. The SL2100 is a cost-effective broadband down converter IC for use in cable tuner applications, integrating the SL2030 with an I2C PLL. The MT350 is a demodulator for terrestrial set-top boxes and digital TVs. The product is designed for maximum flexibility within terrestrial applications and supports both 2k and 8k modes of operation. Management believes that a key-differentiating factor for the MT350 is its ability to identify broadcast multiplexes in a few tens of seconds, which enables extremely rapid end appliance installation.

      Communications SLI

      Mitel Semiconductor has increased its focus on the application of its ASIC knowledge to Communications SLI. Today, Mitel has a 0.18u capability and Mitel SystemBuilder IP portfolio that will support SLI offerings in the broadband networking, access, wireless, and digital television markets.

      Mitel released the Firefly product, a pre-defined embedded microcontroller engine fully integrated into ASIC methodology, enabling customers to develop their systems and design around it without the need to see prototype silicon. Mitel also announced the addition of Universal Serial Bus ("USB"), Protocol Control Information ("PCI") and Firewire cores to Mitel's proprietary ASIC design flow and methodology, Systembuilder, providing the facility for customers to include advanced, high-speed bus interface connections into their ASICs for networking and communication applications. Mitel also began development of its
0.18 micron ASIC and Application Specific Standard Products ("ASSP") design capability launched in the third quarter of calendar 1999. This extends Mitel Semiconductor's capability to offer customers ASSP and Customer Specific Standard Products ("CSSP"), enhanced by highly differentiated, market specific IP and more efficient design flows enabling fast time to market.

      In Fiscal 2000, Mitel formed a core technology and engineering group to continue the development of market specific IP, design flows and methodologies, targeted at the communications market. The group is dedicated to achieving world class standards in design productivity, tools and flows, IP re-use and ease of use for internal and external customers.

      ASIC business opportunities from customers are now being routed through Mitel's market channels, which can combine the work of the core technology and engineering group with their own specialist market segment knowledge, thereby providing customers with access to advanced standard products and the flexibility to create customer specific variants. In making this change, Mitel Semiconductor has set up a special team to ensure that all customers with existing ASIC design and production commitments are continued uninterrupted. This team is completing all customer designs and continues to manage the ongoing manufacturing and supply of products in production. Customers continue to be supported through the Mitel sales network and the engineering and marketing staff from this team.

      Medical ASICs

      The  high  cost  of  medical   care  is   generating   opportunities   for
microelectronics-based products that reduce health-care costs and improve quality of life. Implantable medical devices such as pacemakers, wearable devices such as hearing aids, portable equipment and communicating devices that monitor patients in and outside a hospital are examples of emerging markets in which Mitel's experience and skills have immediate relevance.

      Management believes that Mitel is a major supplier of analog ASICs for medical applications. Mitel's expertise in ultra-low power, high-reliability integrated circuit design has enabled the Company to make medical devices with high performance and exceptionally long battery life.

      Sales, Marketing and Distribution

      The principal customers for Mitel's semiconductors are customer premise and network communication equipment manufacturers. Mitel's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues. Mitel sells its products in over 100 countries, through a network of 50 independent representatives and distributors and through a direct sales force. Representatives generally have strong relationships with Mitel's end customers. These representatives assist with the design of customer solutions incorporating Mitel products, which are then supplied through distributors. Semiconductor has implemented a strategic account program focusing on the development of business with the key network equipment suppliers in the industry. Direct sales force personnel from each of Semiconductor's sales regions collaborate to manage business with these multinational enterprises.

      The primary markets for the Semiconductor group's products are the fast growing and technologically driven industries. The telecommunications equipment, computer network server and medical device industries represent major end markets for Semiconductor. Management believes that these industries will provide revenue growth opportunities to Mitel during Fiscal 2001. In addition, management believes Semiconductor's revenue growth will be supported by various factors that continue to drive demand for telecommunications equipment and infrastructure. In particular, deregulation of telecommunications services worldwide has resulted in the licensing of new operators and service providers, most of which need new equipment and facilities. The emergence of these new operators has, in turn, intensified the competitive environment, frequently forcing existing operators and service providers to accelerate their capital spending plans. The increasing penetration of telephone service in emerging countries is also a strong driver for both wireless and wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

      The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in the United Kingdom, the United States, Canada, Singapore and Japan to serve customers in all parts of the world. The applications groups assist OEMs in designing their next generation products using Mitel components. Mitel Semiconductor has a strong record of soliciting customers with design ideas and obtaining design wins. The design win cycle starts when Mitel and/or its representatives identify a need for one of its standard communications products that meet certain specifications in a customer's equipment design. Once Mitel's product is selected for a design, the Company generally is assured of providing the semiconductor for the product until the product is no longer manufactured.

      North America

      Mitel's semiconductor products (other than medical ASICs and foundry services) are sold through representatives of manufacturers and distributors and, increasingly, directly to OEMs. Mitel's sales representatives, who deal directly with the end customer, assist with the design of systems incorporating Mitel products. These products are then supplied through Mitel's distributors. To enhance sales, major account teams target specific large customers for standard product deliveries. Foundry services are provided from sales offices in San Diego, California and Bromont, Quebec, Canada, with technical support from Bromont and Plymouth, United Kingdom.

      Europe

      Sales of Mitel semiconductor components in Europe have been made primarily through its direct sales channel. Distributors also play an important role in the European region and management believes that their share of the overall business will increase over the next year due to the desire of many customers to consolidate their logistical demands. Semiconductor maintains technically qualified sales teams across the entire region and supports them with a team of highly skilled applications engineers based in the United Kingdom. The headquarters of the sales operation is in Swindon, U.K. An additional facility in Paris, France provides ASIC design and sales support for Southern Europe.

      Asia/Pacific

      The Asia/Pacific area is a major geographical market for Mitel semiconductor products, with China, Korea, Japan, Taiwan and Malaysia being the largest markets. Mitel's semiconductor products are also sold in Australia, Hong Kong, Thailand, New Zealand, Singapore and the Philippines. The Company is expanding into other emerging markets in Asia Pacific, such as India.

      Mitel maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China for semiconductor products. Over 60% of sales in these areas are achieved through representatives and distributors. The sales offices provide a service linking customers, local representatives and applications support groups that assist OEMs in designing products with Mitel components.

      Competition

      Competition in the semiconductor market is intense, with new entrants continually coming into the industry. Rapid technological change, ever-increasing functionality due to integration, a focus on end product cost reduction, and evolving standards characterize the markets for Semiconductor's products. Many of Semiconductor's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Competition is based principally on design expertise, product availability, service and support. Management believes Semiconductor compares favorably via its focus on real time networking, proprietary designs, and its sales and support network. Mitel also competes by offering a focus on intellectual property in communications systems and a high level of system integration capabilities.

      In the communications market, Semiconductor focuses on the convergence of real time traffic with data. Management believes Semiconductor has substantial intellectual property associated with networking real time traffic such as voice. Converged voice networking requires competencies in regulatory policies, analog and mixed signal design, specialty processes, and voice quality.

      Semiconductor primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, and optoelectronic segments of the communications market rather than competing with commodity products. Proprietary designs provide a long design-in cycle with customers and present a significant barrier to entry.

      Management believes that Semiconductor's sales channels and applications support compare favorably to those of its competitors by providing worldwide coverage, and pre- and post design-in support to assist customers in getting their products to market quickly.

      Within the Network Access segment, PMC-Sierra, Inc., Dallas Semiconductor Corporation, Lucent, Infineon Technologies AG ("Infineon"), Motorola, Inc. ("Motorola"), Intersil Corporation, Advanced Micro Devices, Inc. ("AMD"), Texas Instruments Incorporated, and Netergy Networks, Inc. (formerly 8x8, Inc.) are the Company's main global competitors in one or more product lines. Management believes that Semiconductor competes favorably in Network Access based on Mitel's extensive intellectual property rights ("IPR") in converged networks and in QoS while meeting regulatory and industry standards.

      In the optoelectronic segment of Network Access, competitors in the LED and PIN diode business sectors include Hewlett Packard Company, Honeywell Inc., Epitaxx Inc. and Tyco Electronics (formerly AMP Inc.), a division of Tyco International Ltd., in North America and Infineon in Germany. In this segment, management believes that Semiconductor competes primarily on product quality and customization capability. In the single channel VCSEL market, Semiconductor enjoys a shared leadership position with Honeywell, currently the only known competitor. In the VCSEL array market, Semiconductor was first to market to establish a leadership position. Management expects other competitors to eventually enter this market. Here, Semiconductor competes via sales support and price performance. In respect of the VSR ("Very Short Reach") SMART OSA ("Optical Sub-Assembly") transceiver, Mitel competes mainly with Infineon and W.L. Gore & Associates, Inc. Management believes that Semiconductor's smaller footprint and higher performance will provide a competitive advantage in favor of Mitel.

      Within the User Access segment, Philips International BV, Infineon, Toshiba Corporation, Motorola, Broadcom Corporation, Conexant, Maxim Integrated Products, Inc., ST Microelectronics, Inc. ("ST-Micro"), and Lucent are Mitel's main global competitors in one or more product lines. In this segment, management believes Semiconductor competes favorably using products designed on its bipolar processes and by using innovative design techniques on standard CMOS technologies.

      In medical business, Semiconductor competes mainly with American Microsystems, Inc., Medtronic, Inc. ("Medtronic Micro-Rel") and "pure play" foundries. Management believes that Mitel competes favorably against competitors through its expertise in ultra low power design capability, custom analog and mixed signal processes and Mitel's quality safety audit process. Semiconductor sells to four of the top seven medical OEMs worldwide.

      Manufacturing

      Mitel manufactures its semiconductor products in five manufacturing facilities in Canada, the United Kingdom and Sweden. The selection of the manufacturing sites for semiconductors generally is dependent on the type of semiconductor to be manufactured and the required process and technology.

      Mitel's foundry operations also offer specialty technology manufacturing to customer specifications. By building on the Company's mixed-signal integrated circuit manufacturing expertise, Mitel can offer unique features that are not widely available and address niche markets, such as those for low- and high-voltage processes, double-poly technology, high precision resistors and charged coupled devices. Mitel's foundry operations serve a growing base of customers in the United States and Europe by performing sub-contract manufacturing of silicon wafers. Mitel views the foundry business as a means of enhancing its manufacturing facilities to perform at near or full capacity with a diversified set of applications and hedging against market trends in any one segment. Mitel intends to increase the foundry business in Bromont, Quebec, Canada and in the Plymouth, U.K. facility to ensure world-class manufacturing operations.

      The Bromont manufacturing facility uses CMOS technology for digital and mixed-signal products. Two production lines are maintained at Bromont. The first is a 150 mm line capable of 0.5 micron, but is currently operating 0.8 micron to
4.0 micron processes. The Bromont facility also has a 100 mm line capable of 3.0 to 9.0 micron processes. Most of Bromont's wafer production is probed and tested at the Company's facility in Kanata, Ontario, Canada.

      Thick-film hybrid microcircuits are manufactured at the Company's facility in Caldicot, Wales, United Kingdom.

      Mitel's manufacturing facility in Plymouth, U.K. possesses leading-edge CMOS technology for digital and mixed-signal products. Plymouth's 200 mm production line is capable of 0.6 and 0.35 micron processes and its 150 mm production line is capable of 0.8 micron processes and above. The Swindon, U.K. manufacturing facility uses bipolar technology for RF applications. In the fall 1999, the facility's 100 mm production line was upgraded to produce 150 mm wafers. The Lincoln, United Kingdom manufacturing facility was included in the sale of the Lincoln Power and Automotive business segment. See the Lincoln discussion under Recent Events.

      Optoelectronic components are also produced at the Jarfalla, Sweden facility using gallium arsenide and indium phosphide processes. All of the CMOS manufacturing operations previously carried out at the Sweden facility were transferred to Mitel's other more technologically advanced fabrication sites during Fiscal 2000.

      All of Mitel's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the ISO.

      Research and Development

      Mitel's current Semiconductor R&D programs are primarily directed at developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, ASIC design libraries, SLI or "System-On-A-Chip", as well as low power and high voltage semiconductors.

      Semiconductor's process development efforts are focused on mixed signal processes and yield improvements in both Mitel's CMOS and bipolar processes. Communications R&D programs include development of intellectual property in the areas of ATM, analog line cards, network timing functions, WAN chips, switching and voice processing functions, the CDMA wireless standard, paging, wireless LANs, and set-top box communications chips. Optoelectronics R&D activity is focused on enhancing Mitel's patented Smart OSA packaging technology, its market position in VCSELs and array VCSELs for LAN applications, and the development of optoelectronic integrated circuits ("OEICs"). Mitel's ASIC unit invests in the development of digital libraries for advanced deep sub-micron CMOS designs as well as increased design capacity. Analog ASIC development is focused on low power, high reliability advances for medical and space applications. Mitel also continues to invest in the development of SLI techniques to improve time to market for both digital and mixed signal applications.

      Semiconductor maintains standard product design centers in Kanata, Ontario, Canada; Jarfalla, Sweden; San Diego, California; and Caldicot, Swindon, Lincoln and Boreumwood in the United Kingdom. In addtion, Mitel maintains process development centers in each of its manufacturing facilities.

      As at March 31, 2000, Semiconductor employed approximately 454 research and development personnel primarily based in Canada, the United States, the United Kingdom and Sweden.

      Government Regulation

      Mitel's Semiconductor business unit is neither directly nor significantly affected by current government regulation or policy, although there can be no assurance future regulatory changes will not affect the Company's business, financial condition or results of operation.

      Other Corporate Information

      Employees

      At May 18, 2000, Mitel employed approximately 5,740 persons. As at March 31, 2000, Mitel employed approximately 5,688 persons compared to approximately 6,216 persons at the end of Fiscal 1999, approximately 6,335 at the end of Fiscal 1998 and approximately 4,095 at the end of Fiscal 1997. The decrease in personnel from the end of Fiscal 1999 to the end of Fiscal 2000 is principally due to the sale of the Lincoln business, as described under Business - Recent Events Divestiture. Approximately 41% of the Company's employees are located in Canada, 40% in the United Kingdom, 14% in the United States, and 5% throughout the other locations in which Mitel operates. Mitel considers the relationship with its employees to be excellent.

      Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union. In the United States, approximately 178 service technicians employed by MC Solutions are unionized, substantially all of whom are represented by the International Brotherhood of Electrical Workers ("IBEW"). MC Solutions completed its most recent labor negotiations with the IBEW in October 1997. The Company's agreement with the IBEW expires in September 2000. The terms and conditions of the agreement, which management considers to be competitive in the industry, provide for cost-of-living wage increases on a periodic basis throughout the three year term plus area wage differentials where appropriate. Management considers the Company's relationship with the union in the United States to be good. There are no pending grievances at this time and any past disputes were not considered by management to be material.

      In the United Kingdom, approximately 84 employees of Mitel Semiconductor Limited are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be good.

      In Sweden, three unions represent approximately 164 employees. The Metall Industriarbetarforbundet union represents approximately 19 production employees; the Svenska Industriarbetarforbundet union represents approximately 111 office professional employees; and the Civilingenjorsforbundet union represents approximately 34 other professional employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each agreement is for a term of three years and expires on January 31, 2001. Management considers the Company's relationship with the unions in Sweden to be good.

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

      Forward-Looking Statements and Risk Factors

      Certain statements in this section and in other sections of this Annual Report on Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from results forecast or suggested in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

      In addition, the Company's competitors may offer enhancements to existing products or offer new products based upon new technologies, industry standards or customer requirements, that have the potential to replace or provide lower cost alternatives to the Company's products, which could render the Company's existing and future products obsolete, unmarketable or inoperable. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. See "Business-- Mitel Communications Systems Research and Development" and "- Mitel Semiconductor - Research and Development".

      Competition

      The markets for the Company's products are also characterized by intense competition. With the development of the worldwide communications market and the growing demand for related equipment, numerous manufacturers such as the Company have emerged to offer products for these markets in competition with traditional communications equipment suppliers. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. Many of the Company's current and potential competitors have a longer operating history and greater technical, manufacturing, financial and marketing resources than the Company and, as a result, may be able to adapt more quickly or devote greater resources to changing technological requirements, customer demands and market trends. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends upon elements both within and outside its control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer services, pricing, industry trends and general economic trends. There can be no assurance that the Company will continue to compete successfully as to these factors. See See "Business-- Mitel Communications Systems - Competition" and "- Mitel Semiconductor - Competition."

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

      Intellectual Property Protection

      The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued many patents, principally in the United States, Canada and the United Kingdom, and has filed numerous patent applications in such jurisdictions. There can be no assurance that any patent will issue from these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented or that any right granted thereunder would provide meaningful protection or a competitive advantage to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. The Company also generally enters into confidentiality agreements with its employees and strategic partners and generally controls access to and distribution of its documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its design and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, including its customers. Such litigation could result in substantial costs and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Significant International Operations

      Approximately 93% of the Company's sales in Fiscal 2000 were derived from sales in markets outside Canada and 48% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates five manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Environmental Regulations

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

      In the United States, regulatory policies are likely to have a significant impact on the competitive environment in which the Company operates. The Telecommunications Act of 1996 and associated regulatory developments will eliminate or modify many regulatory restrictions in the telecommunications market. Deregulation may facilitate the increasingly competitive offerings by communications services providers. In addition, RBOCs are now permitted to manufacture and sell telecommunications equipment under certain conditions. Given the substantial resources and large customer base of the RBOCs, the Company could face competition from these companies should they satisfy these conditions and elect to manufacture networking products. See "Business-- Mitel Communications Systems - Competition", "-- Mitel Communications Systems - Government Regulation", "-Mitel Semiconductor - Competition", "-Mitel Semiconductor - Government Regulation".

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

      The Company owns three facilities in the United Kingdom: one in Portskewett, Wales, United Kingdom, totaling 279,000 sf, that is used for hybrid ICs and systems manufacturing and administration; one in Swindon totaling 168,000 sf used for wafer fabrication, design, sales and administration; and one in Plymouth totaling 200,000 sf used for wafer fabrication and design. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration, of which 70,000 sf is vacant and is to be leased out.

      The Company occupies 42,000 sf of leased space in Ogdensburg, New York, United States, that is used for research and development and for repair operations.

      The Company leases and operates 71 regional facilities, totaling 392,500 sf, primarily dedicated to sales and distribution, service, warehousing and customer training. A geographical breakdown of these facilities is as follows:
Canada, nine locations totaling 26,000 sf; United States, 38 locations totaling 210,000 sf; United Kingdom, 14 locations totaling 130,000 sf; France, one location totaling 3,800 sf; Japan, two locations totaling 5,400 sf; Singapore, two locations totaling 9,200 sf; Taiwan, two locations totaling 4,100 sf; Korea, two locations totaling 3,600 sf.; and Netherlands, one location of 400 sf.

      See    "Business--Mitel    Communications    Systems-Manufacturing"    and
"Business-Mitel    Semiconductor-Manufacturing"   for   additional   information
concerning the Company's manufacturing facilities.

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

      Item 4. Submission of Matters To a Vote of Security Holders

      None.

                                     PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Common Share Information

      Principal Markets

                            COMMON SHARE INFORMATION

      PRINCIPAL MARKETS

      The Toronto Stock Exchange and the New York Stock Exchange are the principal markets on which the Company's shares are traded. The shares are also listed on the London Stock Exchange. The Company's shares were first listed on the Toronto Stock Exchange on August 13, 1979 and on the New York Stock Exchange on May 18, 1981. The stock symbol of the Company's shares is MLT. The following table sets forth the high and low sales prices for the common shares for each quarter of the last two fiscal years.

      Toronto Stock Exchange
      (Canadian Dollars)
                                                     2000                         1999
                                              --------------------       -----------------------
                                                 High        Low            High         Low
                                              --------------------       -----------------------
      1st Quarter
                                               11.0500      7.3500         23.5500      18.4000
      2nd Quarter
                                               12.6000      9.7000         21.8000      15.0000
      3rd Quarter
                                               19.7500     10.2500         16.8000      10.1500
      4th Quarter
                                               43.2500     18.6000         14.5500       9.9000

      New York Stock Exchange
      (U.S. Dollars)

                                                     2000                         1999
                                              --------------------       -----------------------
                                                 High        Low            High         Low
                                              --------------------       -----------------------
      1st Quarter
                                                7.3750      5.0625         16.1875      12.6875
      2nd Quarter
                                                8.5000      6.4375         14.8750       9.6875
      3rd Quarter
                                               13.3125      7.0000         10.8750       6.5625
      4th Quarter
                                               30.0625     13.0000          9.4375       6.4375

      SHAREHOLDERS

      There were 114,123,921 common shareholders of record as at May 18, 2000.

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

      Pursuant to the terms of the credit agreement described in note 11 to the consolidated financial statements, the Company is required to maintain a minimum net worth, thereby limiting the amount of dividends that could be paid out. The preferred share dividend does not violate this covenant. Since the Company does not anticipate any dividends on its common shares, the covenant is not expected to have an impact on the dividend policy.

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

      Item 6. Selected Financial Data

           (in millions of Canadian dollars, except per share amounts)

      The following table is derived from the consolidated financial statements included elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP). These principles also conform, in all material respects, with accounting principles generally accepted in the United States (U.S. GAAP) and the requirements of the SEC, except as more fully described in note 23 to the consolidated financial statements.

                                Fiscal Year Ended
               (at the end of fiscal year for balance sheet data)

                                               --------------------------------------------------------
Canadian GAAP                                    2000         1999           1998      1997       1996
                                               --------------------------------------------------------
Income Statement Data:
  Revenue                                      $ 1,396.5  $  1,310.4     $   881.4  $  695.5    $ 576.4
  Gross margin percentage                            49%         46%           48%       48%        48%
  Gross research and development expense           166.3       175.7          92.4      61.5       46.5
  Net income from continuing operations             64.0        40.5          92.0      38.0       51.0
  Net income                                        56.0        26.2          91.9      38.0       51.0
  Net income per common share from
     continuing operations                          0.53        0.33          0.82      0.32       0.45
  Net income per common share
     Basic                                          0.46        0.20          0.82      0.32       0.45
     Fully diluted                                  0.45        0.20          0.80      0.32       0.44
  Weighted average common shares                   114.7       114.0         107.8     107.3      105.9
     Outstanding
Balance Sheet Data:
  Working capital                              $   386.1  $    337.0     $   245.9  $  206.3    $ 210.3
  Total assets                                   1,225.5     1,300.3       1,252.0     584.8      517.1
  Current portion of long-term debt                 57.9        37.6          40.3      14.8       11.2
  Long-term debt                                   217.5       276.5         379.6      43.0       39.6
  Pension liability                                 13.4        13.2          12.2      11.3       12.1
  Shareholders' equity
     (including redeemable preferred shares)       635.8       647.3         435.5     339.5      302.8

                                Fiscal Year Ended
               (at the end of fiscal year for balance sheet data)

                                                ----------------------------------------------------------
U.S. GAAP and SEC Requirements                      2000        1999         1998        1997        1996
                                                ----------------------------------------------------------
Income Statement Data:
  Net income from continuing operations         $    82.1    $     4.9    $    90.0    $  41.0    $  56.9
  Net income (loss)                                  74.1         (9.4)        89.9       41.0       56.9
Net income per common share from continuing
 Operations
     Basic                                           0.69         0.01         0.80       0.35       0.51
     Diluted                                         0.67         0.01         0.80       0.35       0.51
  Net income (loss) per common share
     Basic                                           0.62        (0.11)        0.80       0.35       0.51
     Diluted                                         0.61        (0.11)        0.80       0.35       0.50
Balance Sheet Data:
  Working capital                               $   385.0    $   328.2    $   278.2    $ 208.4    $ 213.5
  Total assets                                    1,214.0      1,278.9      1,250.0      595.0      517.1
  Redeemable preferred shares                        34.2         34.4         34.4       34.4       34.4
  Shareholders' equity
     Common shares                                  763.1        772.4        606.0      599.2      596.5
     Contributed surplus                               --          2.5          2.5        2.5        2.5
     Deficit                                       (171.2)      (221.6)      (209.0)    (292.9)    (330.7)
     Translation account                             (3.4)        28.2          5.8        2.5        3.3

      See note 19 to the consolidated financial statements for a discussion on the effect of the discontinued operations on Fiscal 2000, 1999 and 1998 results.

      Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

      (in millions of Canadian dollars, except per share amounts)

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the fiscal year ended March 31, 2000, compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Mitel's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of, and should be read in conjunction with, this management's discussion and analysis. Readers may wish to make reference to the glossary of terms on page 20 of the Annual Report to assist in their understanding of this discussion. Net income for the three fiscal years ended March 31, 2000; March 26, 1999; and March 27, 1998, as determined by U.S. generally accepted accounting principles, is detailed and discussed in note 23 to the consolidated financial statements.

Recent Significant Events

On June 7, 1999, Mitel announced it would make a normal course issuer bid for up to 5,835,645 common shares (5% of 116,712,906 common shares issued and outstanding at May 28, 1999). These purchases took place on the open market through the stock exchanges of New York, London, Toronto and Montreal pursuant to the normal course issuer bid filed with the Toronto and Montreal exchanges. As at March 31, 2000, 3,383,800 common shares were purchased and canceled for cash consideration of $36.4, including costs to acquire the shares.

On January 19, 2000, Mitel completed the sale of its Lincoln Automotive and Power business segment ("Lincoln") for total consideration of $12.0. The sale concluded a formal plan announced on April 22, 1999, to dispose of this segment as part of Mitel's efforts to focus on its core communications business. As a result of the sale, the Company recorded additional after-tax provisions of $8.0 as a loss from discontinued operations in the third quarter of Fiscal 2000.

RESULTS OF OPERATIONS

Mitel is a global provider of converging voice and data systems and applications, and specialty semiconductors for the communications industry. Mitel operates through two reportable business segments - Mitel Communications Systems ("Systems") and Mitel Semiconductor ("Semiconductor").

Mitel sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Mitel Communications Systems provides enterprises with voice and data communications systems; complete private networks, including remote teleworking solutions; unified messaging and call center applications; and CTI systems and applications. It also supplies competitive carriers with public network access products.

Mitel Semiconductor specializes in connectivity solutions for the communications and medical industries with a product range that includes components for both wired and wireless networks; microelectronics for enabling the convergence of voice and data; optoelectronic devices for high-speed Internet systems; and application-specific integrated circuits ("ASICs") for medical applications such as pacemakers and hearing aids.

(millions Cdn$)                                     2000      1999       1998
                                                ------------------------------

Consolidated revenue                             $1,396.5   $1,310.4   $ 881.4
Systems segment revenue                             793.7      752.7     566.8
Semiconductor segment revenue                       602.8      557.7     314.6
Net income from continuing operations                64.0       40.5      92.0
Net income per common share from
  continuing operations                              0.53       0.33      0.82
Net income                                           56.0       26.2      91.9
Net income per common share                          0.46       0.20      0.82
Adjusted Net Income                                 119.3       80.2      93.8
Adjusted Net Income per common share                 1.01       0.67      0.84

Mitel's total revenue grew by 7% from Fiscal 1999. By business group, Semiconductor revenue from continuing operations grew by 8% and Systems revenue was up 5% from the previous year. The Semiconductor growth rate was mainly attributable to sales of WAN Internetworking products, stimulated by increased demand for high-speed networking systems. Higher sales volumes of PBX systems and telephone sets in North America and alternative network access products in Europe drove the Systems revenue growth.

Adjusted Net Income excludes the impact of amortization of acquired intangibles, special charges (net), non-cash debt issue and other costs expensed on an early partial debt repayment, and discontinued operations. Although not a substitute for net income or net income per common share, Adjusted Net Income and Adjusted Net Income per common share are used by management as a supplementary measure to assess financial performance.

Net Income

Net income was higher in Fiscal 2000 than in Fiscal 1999 by $29.8, or $0.26 per share. This increase was primarily due to revenue growth and higher gross profits, principally in Semiconductor, and to lower interest expense due to the scheduled and mandatory debt repayments made against the syndicated term loans. Fiscal 1999's results also included a $10.1 net charge to rationalize certain Systems operations. The positive factors in Fiscal 2000 were partially offset by higher intangible asset amortization of $32.4 as a result of revisions to the estimated useful lives of those assets made in the fourth quarter of Fiscal 1999 and to a higher effective income tax rate in Fiscal 2000 compared to Fiscal 1999.

Adjusted Net Income

Adjusted Net Income was higher in Fiscal 2000 than in Fiscal 1999 by $39.1, or $0.34 per share, representing a year-over-year growth rate of 49%. The increase in Adjusted Net Income primarily reflected increases in Semiconductor revenues and gross margins, partially offset by a higher effective income tax rate in Fiscal 2000 compared with Fiscal 1999.

Unless otherwise noted, the following discussion pertains to Mitel's continuing operations.

REVENUE

Business Segment Review

Mitel Communications Systems

(millions Cdn$)                                   2000       1999       1998
                                                -----------------------------

Systems revenue                                 $ 793.7    $ 752.7    $ 566.8
As a percent of total revenue                       57%        57%        64%

Systems revenue grew by $41.0, or 5%, in Fiscal 2000 compared with Fiscal 1999. The growth was due to increased sales volumes of SX-200 and SX-2000 systems, including the associated pull-through of system sets, primarily in North America, and to increased demand for Mitel's network access solutions products in Europe. The improvement was partially offset by lower European system sales to large accounts that were adversely affected in part by the Year 2000 concerns.

Fiscal 2000 North American channel sales increased by 15% compared with Fiscal 1999. The U.S. indirect channel sales benefited from increased demand by the small to medium-sized business segment for Mitel's SX-200 ML and SX-200 EL switches. U.S. direct channel sales benefited from increased installations of new systems as well as from upgrades in the existing customer base. Based on market research provided by Phillips InfoTech, a New Jersey-based market research firm, Mitel's North American market share, based on PBX line shipments, improved to 10.2% in calendar 1999 from 8.9% in calendar 1998. This placed Mitel third overall in the North American PBX line market. Voice messaging product sales were flat in this region compared with last year as a result of delayed orders, partly due to Year 2000 concerns and a resulting focus by customers on core business systems instead of improved features and functionality.

The decline in European system sales and service revenue compared with Fiscal 1999 was primarily the result of delayed orders in the latter half of the fiscal year in light of the market's Year 2000 concerns and the lingering effects into the fourth quarter. The lower sales were partially offset by continued higher demand for Mitel's alternative network access products.

Systems sales into the Asia/Pacific region were lower due to a reduced focus by Mitel on competing in that region for enterprise communications systems.

Fiscal 2000 Systems segment operating income improved to $79.8, or by 30% over Fiscal 1999, primarily as a result of improved voice systems margins and sales channel efficiencies.

Fiscal 1999 Systems revenue growth of 33% compared with Fiscal 1998 was due to increased demand for alternative network access products, higher SX-200 and SX-2000 sales through the U.S. indirect channel, and additional revenues from the advanced messaging and ISDN PBX businesses acquired in the first quarter of Fiscal 1999.

Mitel Semiconductor

(millions Cdn$)                                   2000       1999        1998
                                                ------------------------------

Semiconductor revenue                           $ 602.8     $ 557.7    $ 314.6
As a percent of total revenue                       43%         43%        36%

Through Fiscal 2000, Mitel continued to consolidate and rationalize its product line to focus on areas that management believes will result in high growth and profitability. Overall, Semiconductor revenue from continuing operations in Fiscal 2000 increased by 8% from Fiscal 1999, principally due to stronger WAN Internetworking and wireless access sales, partially offset by lower home gateway and medical sales. The significant increase in WAN internetworking sales occurred primarily in the United States. The increase in wireless access sales was driven by growth across all regions. Management believes that home gateway and medical sales will improve in Fiscal 2001 based in part on a strengthened order backlog at year-end.

During Fiscal 2000, as part of a strategic plan to consolidate capacity levels and achieve better manufacturing utilization, Mitel implemented a plan to transfer all semiconductor CMOS manufacturing operations from Jarfalla, Sweden, to Plymouth, U.K. The transfer resulted in improved semiconductor manufacturing capacity. Since the transfer, the Swedish operation has been operating as an IC fabless facility focused on the design, marketing and sales of ASICs and as a manufacturer and marketer of optoelectronic devices.

Certain capital investments were made during Fiscal 2000 to increase overall semiconductor production capacity, principally for wireless and new media products, to meet the requirements of the growing semiconductor backlog.

Fiscal 2000 Semiconductor segment operating income improved to $92.0, or by 70% over Fiscal 1999, primarily as a result of an improved product portfolio mix and higher manufacturing utilization.

Fiscal 1999 Semiconductor revenue increased over Fiscal 1998 by 77% as a result of increased demand for the Company's ICs and thick film hybrid products, primarily in the U.S., and the effects of consolidating the former Plessey Semiconductor Group for a full year.

Geographic Revenues

Revenue during the last three fiscal years, based on the geographic location of Mitel's customers, was distributed as follows:

(millions Cdn$)                                         2000     1999     1998
                                                      -------------------------
United States                                         $ 632.7  $ 589.1  $ 404.1
Europe                                                  459.8    428.6    286.6
Asia/Pacific                                            159.9    166.7     92.8
Canada                                                   92.3     71.1     53.7
Other regions                                            51.8     54.9     44.2

For the year ended March 31, 2000, the net movement in exchange rates from Fiscal 1999 adversely affected total revenue by 3% ($45.6) primarily as a result of changes in the U.K. pound sterling and U.S. dollar exchange rates. Fiscal 1999 revenue was favorably affected by 4% ($54.1) as a result of changes in the U.K. pound sterling and U.S. dollar exchange rates.

United States

Sales into the United States increased by 7% in Fiscal 2000 over Fiscal 1999. The increase was principally due to higher sales of SX-200 systems and associated sets, and increased installation of new systems and upgrades in the existing customer base. Higher Semiconductor revenue also contributed to the growth in this region, primarily due to higher WAN Internetworking and wireless sales.

Sales increased by 46% in the United States in Fiscal 1999 over Fiscal 1998, principally due to the Systems business. Higher sales of SX-2000 and associated sets, and the effects of consolidating sales resulting from the May 1998 acquisition of Centigram Communications Corporation's Customer Premises Equipment, drove most of the increase.

Europe

European sales increased by 7% in Fiscal 2000 over Fiscal 1999 due to higher sales of alternative network access products to long-distance carriers and stronger sales of semiconductors.

Fiscal 1999 revenue into Europe increased by 49% over Fiscal 1998 due to the effects of including a full year of the former Plessey group's results.

Canada

Canadian sales increased by 30% in Fiscal 2000 over Fiscal 1999 as a result of increased PBX market share driven by stronger sales of SX-200 and SX-2000 systems and higher semiconductor sales. According to research by Phillips InfoTech, Mitel was the number one PBX supplier in Canada in the under 1,000 line segment in calendar 1999, capturing 34.2% of that market segment. Mitel gained 8.7 market share points, up from 25.5% in calendar 1998.

The sales increase in Canada from Fiscal 1998 to Fiscal 1999 was 32% on higher semiconductor sales from the former Plessey operations and to higher sales of SX-200 systems and sets in the Systems group.

Asia/Pacific

Asia/Pacific sales decreased by 4% in Fiscal 2000 compared to Fiscal 1999 as a result of reduced focus on this segment of the enterprise communications systems market.

Fiscal 1999 revenue in the Asia/Pacific region increased by 80%, principally due to the effects of including a full year of the former Plessey group's results.

Other Regions

Sales into other regions decreased by 6% in Fiscal 2000 compared with Fiscal 1999. The decrease was principally due to reduced semiconductor sales.

Fiscal 1999's increase of 24% in sales into other regions over Fiscal 1998 was due to the effects of consolidating Plessey for a full year.

GROSS MARGIN

(millions Cdn$)                                     2000      1999         1998
                                                  ------------------------------

Gross margin                                      $ 684.1    $ 598.0     $ 423.8
As a percent of revenue                               49%        46%         48%

The higher Fiscal 2000 gross margin was principally attributable to a favorable semiconductor sales mix and positive manufacturing variances resulting from improved semiconductor manufacturing utilization and to the positive impacts of higher sales volumes of voice systems and network access products.

Gross margin in Fiscal 1999 decreased relative to Fiscal 1998 by 2 percentage points. The negative impact resulted mainly from increased amortization expense, reduced margins in some products, and certain unfavorable manufacturing variances in Semiconductor.

OPERATING EXPENSES

Selling and Administrative ("S&A")

(millions Cdn$)                                     2000      1999       1998
                                                  ----------------------------

S&A expenses                                      $ 359.4    $ 332.9   $ 246.0
As a percent of revenue                               26%        25%       28%

S&A expenses increased as a percentage of sales in Fiscal 2000 over the previous year, primarily due to Mitel's continued investments in marketing new advanced messaging applications, as well as developing new channels in Europe for the ISDN PBX products.

Fiscal 1999 S&A expenses decreased as a percentage of sales from Fiscal 1998, primarily due to strong revenue growth and the inclusion of the former Plessey operations, where S&A expenses as a percentage of sales were lower than Mitel's historical average. The improvement was partially offset by the effects of consolidating the recently-acquired advanced messaging and ISDN PBX businesses.

Research and Development ("R&D")

(millions Cdn$)                                     2000      1999       1998
                                                  ----------------------------

R&D Expenses                                      $ 152.9    $ 149.8    $ 52.0
As a percent of revenue                               11%        11%        6%

Fiscal 2000 R&D expenses  were net of $13.4 (1999 - $23.7;  1998 - $40.7) in R&D government assistance, including investment tax credits. The R&D focus in Systems is directed to introducing new Internet Protocol-based ("IP") voice systems and peripherals for the enterprise network and to integrating advanced messaging applications into its product portfolio. R&D is also ensuring a migration path for Mitel legacy systems to the new IP architecture. In Semiconductor, investments are being made in high-growth areas such as WAN Internetworking, optoelectronics and medical devices.

Special Charges (net)

During the fourth quarter of Fiscal 1999, Mitel recorded a net pre-tax special charge of $10.1, including actions to rationalize certain aspects of the Systems group, net of a gain arising from the sale of certain non strategic technology and other assets. The Systems actions reflected efforts to streamline North American and European sales channels by transfering the network access product manufacturing operations from North America to the United Kingdom, where the majority of the sales are generated. Also included in the charge was the cost of severance and related benefits, with the majority of the reduction taking place in the North American and Asia/Pacific regions. Approximately 100 people were terminated as part of this rationalization program that was completed during the year, resulting in a nil restructuring provision balance at March 31, 2000.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased in Fiscal 2000 to $54.8 from $22.4 in Fiscal 1999. In the fourth quarter of Fiscal 1999, the estimated useful life of acquired intangibles was reduced to two years from an average of 5 to 15 years to better reflect the estimated period of advantage achieved by Mitel's recent acquisitions, and to be in line with evolving industry practices. The revision to the estimated useful life of acquired intangibles accounted for the total increase.

INTEREST INCOME

Interest income was $8.6 for the year ended March 31, 2000, as compared with $5.9 in Fiscal 1999 and $5.7 in Fiscal 1998. The increase over Fiscal 1999 was due to higher average cash balances on hand.

INTEREST EXPENSE

Interest expense was $22.0 for Fiscal 2000, compared with $30.7 and $7.2 for Fiscal 1999 and Fiscal 1998, respectively. The decrease in interest expense was principally attributable to repayments on the syndicated term loans. The Fiscal 1999 increase resulted from the term loans incurred by Mitel on February 12, 1998, in connection with the Plessey acquistion.

INCOME TAXES

Income tax expense for Fiscal 2000 was $39.6, compared with $17.5 and $30.5 for Fiscal 1999 and Fiscal 1998, respectively. The effective income tax rate, as a percentage of pre-tax income from continuing operations and before the effect of amortization of acquired intangibles, was 25%, 22% and 25% in Fiscal 2000, Fiscal 1999 and Fiscal 1998, respectively. The increased effective tax rate in Fiscal 2000 was mainly due to higher taxable income in Canada and the favorable impact in Fiscal 1999 of certain permanent differences associated with European operations. The Fiscal 1999 effective tax rate was lower than in Fiscal 1998 due to lower taxes in Canada, resulting from higher interest costs related to the term loans and to tax recoveries in Europe.

BACKLOG

(millions Cdn$)                                     2000      1999       1998
                                                  ----------------------------

Backlog                                           $ 280.0    $ 179.8   $ 221.3

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems, since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At March 31, 2000, order backlog was $280.0, up from $179.8 at March 26, 1999. The increase in backlog was attributable to higher orders arising from growing demand for Semiconductor products related to Internet and broadband connectivity. Most of the backlog is scheduled for delivery in the next 12 months.

Compared with Fiscal 1998, the decrease in backlog of $41.5 from continuing operations at the end of Fiscal 1999 was attributable to a decrease in semiconductor orders, arising partly from a reduction in order lead times.

LIQUIDITY AND CAPITAL RESOURCES

Mitel had cash, cash equivalents and short-term investment balances of $228.4 at March 31, 2000, compared with $125.3 at March 26, 1999. All of the March 31, 2000, cash balance was held in either cash or highly liquid cash equivalents. The increase of $103.1 was mainly due to cash flow provided by operating activities, partially offset by fixed asset additions and the cost of a common share repurchase program.

Operating activities

Cash flow from operations before working capital changes amounted to $229.3 during Fiscal 2000, compared with $166.3 in Fiscal 1999. Since March 26, 1999, Mitel's working capital, as reflected in the consolidated statements of cash flows, decreased by $18.1, primarily due to lower receivables as a result of strong collections in the fourth quarter of Fiscal 2000, partially offset by payments made against the special charges and the discontinued operations provisions. Inventory levels remained flat compared to last year. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Investing activities

Fixed asset and other additions were $60.9 during Fiscal 2000, compared with $63.0 in the previous year, excluding additions of $25.2 and $22.7 financed by capital lease for the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources, as well as Semiconductor manufacturing capacity and technology enhancements.

The Fiscal 2000 technology enhancements included the implementation of a global ERP software system. The project was completed on schedule on April 1, 2000, when the whole of the Company moved to the new ERP platform. Management believes this advanced information system will significantly improve the business tools supporting sales and order administration, procurement, manufacturing and financial reporting. In addition, the new system's infrastructure enables the Company to prepare for upcoming e-commerce and business-to-business initiatives. The total project costs capitalized in Fiscal 2000, including hardware costs and costs to configure the software, amounted to approximately $39.

In the fourth quarter of Fiscal 2000, Mitel received cash proceeds of $9.5 related to the sale of the Lincoln business.

Financing activities

Mitel has two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, that were entered into on February 12, 1998, with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The term loans bear interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the base interest rate on a portion of each of the term loans. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loans. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The term loans are subject to mandatory prepayments out of certain insurance proceeds, defined excess cash flow generated by Mitel, and the proceeds of certain asset sales (other than inventory), equity offerings or debt issuances by Mitel. Mandatory prepayments range from 50% to 100% of the applicable net cash proceeds and would be paid on a pro-rata basis between the AXELs Series Bond Tranche A Term Loan subject to certain constraints toward the Tranche A Term Loans. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

The principal of the AXELs Series B loan is payable in four equal quarterly installments commencing March 2003. The principal of the Tranche A Term Loan will be fully repaid in June 2000 as a result of a mandatory prepayment required to be made from Mitel's defined excess cash flow in Fiscal 2000.

Long-term debt decreased due to scheduled repayments of $10.0 against the syndicated term loans. As a result of the Lincoln sale, Mitel made a mandatory prepayment of $11.3 (U.S. $7.8) against the syndicated term loans on January 20, 2000.

On June 7, 1999, Mitel announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5% of 116,712,906 common shares issued and outstanding at May 28, 1999). These purchases took place on the open market through the stock exchanges of Toronto and Montreal commencing on June 9, 1999, pursuant to the normal course issuer bid filed with these exchanges. As at March 31, 2000, 3,383,800 common shares were purchased and canceled for cash consideration of $36.4, including costs to acquire the shares.

As at March 31, 2000, Mitel's capitalization consisted of 30% debt, 4% preferred equity and 66% common equity. This compares with 32% debt, 4% preferred equity and 64% common equity at the end of Fiscal 1999.

In addition to cash and cash equivalent balances of $228.4 as at March 31, 2000, Mitel has an unused revolving credit facility of approximately $106.6 (U.S.$73.3). In accordance with the terms of the credit agreement, the maximum amount of U.S.$75.0 available under the revolving credit facility will be reduced by $13.0 (U.S.$8.9) in June 2000 as a result of the mandatory prepayment triggered by Mitel's achievement of defined excess cash flow in Fiscal 2000. Mandatory prepayments that would exceed contractual limitations on prepayments of the AXELs Series B loan are instead applied to reduce permanently the revolving loan commitments under the credit agreement.

Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

YEAR 2000

The following statements constitute a "Year 2000 readiness disclosure" as that term is defined in the Year 2000 Information and Readiness Disclosure Act (P.L-105-271) signed into law by U.S. President Clinton on October 19, 1998.

The Year 2000 challenge was the result of computer programs being written using two digits rather than four digits to define the applicable year. This practice resulted in the possibility that the Company's internal computer systems and products that have date-sensitive software could recognize a date that uses "00" as 1900 rather than the year 2000. If Mitel's internal computer systems misread the year date, system failures or miscalculations could cause disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business operations. A dedicated Year 2000 Program Management Office ("PMO") was established in February 1998 to address compliance both externally, by Mitel's customers and suppliers, and internally, with respect to Mitel's business processes. These internal processes include network and communications infrastructure, business software applications, manufacturing, distribution, facilities management, product development, sales, finance and human resources.

Mitel experienced no major issues related to the transition to January 1, 2000. Preparations were made for the February 29, 2000 rollover to address potential problems that would arise due to the century leap-year date. Though no Year 2000-related issues were encountered over the February 29, 2000 rollover, internal systems will continue to be monitored for any unlikely disruptions. The contingency plans that were developed for use in the event of Year 2000-related failures will be maintained and generalized for ongoing business use.

The Year 2000 PMO closed on March 31, 2000. The final phase of Mitel's formal Year 2000 Program was the collection and long-term retention of Year 2000-related due diligence documentation. Guidelines were developed to assist Mitel in its standard collection and retention of relevant documentation on a worldwide basis. Due diligence will be maintained to ensure that business continues as usual.

As part of Mitel's Year 2000 Internal Readiness Program, compliance of internal systems was addressed by assessing the Company's requirements for business continuation. Through thorough inventory assessment, testing and renovation of internal information systems equipment, Mitel safe-guarded its mission-critical systems against major internal Year 2000-related failures. In addition, risk assessments were performed, and contingency plans were developed for technical systems, as well as for business processes. Year 2000 readiness drills were conducted at each corporate location to further test and fine-tune contingency plans.

Mitel also implemented a Year 2000 Vendor Management Program and a Year 2000 Distributor Management Program, which required that all suppliers and distributors be evaluated and ranked upon criticality to the business. Those suppliers and distributors determined to be most critical to the business were given highest priority, and contingency plans were developed for use in the event that critical supplies could not be delivered to Mitel or regular distribution channels were not available.

Mitel also completed comprehensive tests on customer premises equipment and semiconductor component products manufactured and sold to customers, including current and certain discontinued business telephone systems (PBXs), peripheral components and applications. The majority of these products were classified as Year 2000-compliant or as having compliant versions.

The total incremental direct cost of the Year 2000 Internal Readiness Program amounted to $12.5 and was funded through operating cash flows. The program costs were primarily attributable to the purchase of new software and equipment and do not include estimates for potential litigation.

OTHER

Asia/Pacific Economic Risk

The Asia/Pacific region encountered unstable local economies and significant devaluation in its currencies during Fiscal 1999 and through most of Fiscal 2000. This region represented 11% of Mitel's revenue from continuing operations for the year ended March 31, 2000, and 13% of revenue from continuing operations in

Fiscal 1999. The majority of the Asia/Pacific sales relate to Semiconductor operations. Asia/Pacific receivables, net of reserves, were approximately 2% of Mitel's total assets as at March 31, 2000. To the extent that the Asia/Pacific region grows in importance to Mitel, or that the factors affecting the region begin to adversely affect customers in other locations, Mitel's business, operating results and financial condition could be adversely affected.

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At March 31, 2000, the translation account was in a debit position of $3.4, representing a decrease of $31.6 from the end of Fiscal 1999. The decrease was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling and the U.S. dollar.

European Union and the Euro

On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will trade on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. Mitel's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. Mitel does not expect any required system conversion costs to be material due to the existing ability to transact in multiple currencies. Due to significant uncertainties, Mitel cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on Mitel's financial condition or its results of operations.

Forward-Looking Statements

Certain statements in this management's discussion and analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Mitel, or industry results, to be materially  different  from any  future  results,  performance  or  achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of Mitel to attract and retain key employees.

SM* AXEL is a registered service mark of Goldman, Sachs and Co.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

Market risk represents the risk of loss that may impact Mitel's financial statements due to adverse changes in financial markets. Mitel is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Mitel uses certain derivative financial instruments, including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Mitel does not hold or issue financial instruments for trading or speculative purposes.

Mitel currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Mitel relate to the U.S. dollar, U.K. pound sterling and the Euro. At March 31, 2000, there were unrealized gains of $6.4 on the forward contracts and unrealized losses of $1.6 and $0.7 on the forward and option contracts, respectively. These unrealized gains and losses are calculated as the difference between the actual contract rates and the applicable current market rates that would be used if the foreign exchange contracts were unwound on March 31, 2000. Additional potential losses in the net fair value of these contracts, assuming a 10% appreciation in the U.S. dollar against all currencies at March 31, 2000, would have been approximately $9.0. Because these contracts are entered into for hedging purposes, management believes that these potential losses would be largely offset by gains on the underlying exposures from firmly committed or anticipated transactions.

Interest rate swaps are used to manage the impact of interest rate changes on earnings and cash flows and also to lower overall borrowing costs. Mitel's main exposure to interest rate risk relates to its U.S. dollar denominated long term debt. Mitel monitors its interest rate risk on the basis of changes in fair value. Assuming a 1 percentage point rise in U.S. interest rates at March 31, 2000, the potential loss in the net fair value of the interest rate swap and the underlying hedged debt would be $3.9 over the life of the debt. Under the same assumption, the potential loss in the net change in fair value of unhedged debt would have been immaterial because substantially all of the U.S. dollar denominated long-term debt is hedged.

In accordance with Mitel policy, cash equivalent and short-term investment balances consist primarily of high-grade money market instruments with original maturity dates of less than one year.

The estimated potential losses discussed previously assume the occurrence of certain adverse market conditions. These calculations do not consider the potential effect of favorable changes in market factors and do not represent projected losses in fair value that Mitel expects to incur. Future impacts would be based on actual developments in global financial markets. Management does not foresee any significant changes in the strategies used to manage interest and foreign exchange rate risks in the near future.

      Item 8. Financial Statements and Supplementary Data

            The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

            Auditors' Report to the Shareholders

            Consolidated Balance Sheets as at March 31, 2000 and March 26, 1999

            Consolidated  Statements  of Income and  Retained  Earnings  for the
            years  ended  March  31,  2000,  March 26,  1999 and March 27,  1998

            Consolidated Statements of Cash Flows for the years ended March 31, 2000, March 26, 1999 and March 27, 1998

            Notes to the Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Mitel Corporation:

We have audited the consolidated balance sheets of Mitel Corporation as at March 31, 2000 and March 26, 1999 and the consolidated statements of income and retained earnings and cash flows for each of the years in the three year period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2000 and March 26, 1999 and the results of its operations and its cash flows for each of the years in the three year period ended March 31, 2000 in accordance with accounting principles generally accepted in Canada.

Ottawa, Canada                                             Ernst & Young LLP
April 28, 2000, except as to note 27                       Chartered Accountants
which is as of June 7, 2000.

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)

                                                                            March 31,      March 26,
                                                                              2000           1999
                                                                           --------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                $    195.5      $    125.3
  Short-term investments                                                         32.9              --
  Accounts receivable (notes 4 & 21)                                            288.2           326.3
  Inventories (note 5)                                                          187.7           198.1
  Prepaid expenses and other                                                     30.8            27.4
                                                                           --------------------------
                                                                                735.1           677.1

Long-term receivables (note 6)                                                   18.7            35.4
Fixed assets (note 7)                                                           457.4           507.7
Acquired intangible assets (note 8)                                               3.0            56.7
Patents, trademarks and other (note 9)                                           11.3            23.4
                                                                           --------------------------
                                                                           $  1,225.5      $  1,300.3
                                                                           ==========================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 10)                       $    215.4      $    254.1
  Income and other taxes payable                                                 31.6            11.8
  Deferred revenue                                                               44.1            36.6
  Current portion of long-term debt (note 11)                                    57.9            37.6
                                                                           --------------------------
                                                                                349.0           340.1
Long-term debt (note 11)                                                        217.5           276.5
Pension liability (note 24)                                                      13.4            13.2
Deferred income taxes (note 18)                                                   9.8            23.2
                                                                           --------------------------
                                                                                589.7           653.0
                                                                           --------------------------
Commitments and contingencies (notes 12, 13 & 16)

Shareholders' equity:
  Capital stock (note 14)
     Preferred shares                                                            37.0            37.2
     Common shares (2000 - 113,997,734; 1999 - 116,705,531)                     325.6           331.2
  Contributed surplus (note 14)                                                   9.2            32.3
  Retained earnings                                                             267.4           218.4
  Translation account (note 15)                                                  (3.4)           28.2
                                                                           --------------------------
                                                                                635.8           647.3
                                                                           --------------------------
                                                                           $  1,225.5      $  1,300.3
                                                                           ==========================

On behalf of the Board:
Dr. Henry Simon, Director                                Kirk K. Mandy, Director

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)

                                                                      Years Ended
                                                          March 31,     March 26,     March 27,
                                                            2000           1999         1998
                                                         --------------------------------------
Retained earnings, beginning of year                     $  218.4         $  202.9     $  114.2

Net income                                                   56.0             26.2         91.9
                                                         --------------------------------------
                                                            274.4            229.1        206.1
Cost of common share issue (note 14)                           --             (7.5)          --

Cost of common share repurchase (note 14)                    (3.8)              --           --

Dividends on preferred shares (note 14)                      (3.2)            (3.2)        (3.2)
                                                         --------------------------------------
Retained earnings, end of year                           $  267.4         $  218.4     $  202.9
                                                         ======================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
           (in millions of Canadian dollars, except per share amounts)

                                                                                          Years Ended
                                                                            March 31,       March 26,      March 27,
                                                                              2000            1999           1998
                                                                           -----------------------------------------

Revenue                                                                       $1,396.5        $1,310.4        $881.4
                                                                           -----------------------------------------
Cost of sales:
  Cost of sales other than amortization                                          645.1           645.6         432.6
  Amortization of manufacturing assets                                            67.3            66.8          25.0
                                                                           -----------------------------------------
                                                                                 712.4           712.4         457.6
                                                                           -----------------------------------------
Gross margin                                                                     684.1           598.0         423.8
                                                                           -----------------------------------------
Expenses:
  Selling and administrative                                                     359.4           332.9         246.0
  Research and development (net) (note 16)                                       152.9           149.8          52.0
  Amortization of acquired intangibles                                            54.8            22.4           1.8
  Special charges (net) (note 17)                                                   --            10.1            --
                                                                           -----------------------------------------
                                                                                 567.1           515.2         299.8
                                                                           -----------------------------------------
Operating income from continuing operations                                      117.0            82.8         124.0

Interest income                                                                    8.6             5.9           5.7
Interest expense (note 11)                                                       (21.5)          (23.5)         (7.2)
Debt issue and other costs (note 11)                                              (0.5)           (7.2)           --
                                                                           -----------------------------------------
Income from continuing operations before income taxes                            103.6            58.0         122.5

Income tax expense (note 18)                                                      39.6            17.5          30.5
                                                                           -----------------------------------------

Net income from continuing operations                                             64.0            40.5          92.0
                                                                           -----------------------------------------

Income (loss) from discontinued operations (note 19)                                --             2.0          (0.1)
Estimated loss on disposal of discontinued operations (note 19)                   (8.0)          (16.3)           --
                                                                           -----------------------------------------
                                                                                  (8.0)          (14.3)         (0.1)
                                                                           -----------------------------------------

Net income                                                                    $   56.0        $   26.2        $ 91.9
                                                                           =========================================
Net income attributable to common shareholders
 after preferred share dividends                                              $   52.8        $   23.0        $ 88.7
                                                                           =========================================
Net income  per common  share  (notes 3 & 14):
  Net income per common  share from
    continuing operations:
      Basic                                                                   $   0.53        $   0.33        $ 0.82
                                                                           =========================================
      Fully diluted                                                           $   0.52        $   0.32        $ 0.80
                                                                           =========================================
   Net income per common share:
      Basic                                                                   $   0.46        $   0.20        $ 0.82
                                                                           =========================================
      Fully diluted                                                           $   0.45        $   0.20        $ 0.80
                                                                           =========================================
Weighted average number of common shares
  outstanding (millions)
      Basic                                                                      114.7           114.0         107.8
                                                                           =========================================
      Fully diluted                                                              120.3           115.9         114.0
                                                                           =========================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)

                                                                                                Years ended
                                                                                 March 31,        March 26,       March 27,
                                                                                   2000             1999            1998
                                                                                 ----------------------------------------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income                                                                     $   56.0        $   26.2        $   91.9
  Amortization of capital and other assets                                          157.0           143.2            50.8
  Estimated loss on disposal of discontinued operations                               8.0            16.3              --
  Investment tax credits                                                             10.1            (7.0)          (18.0)
  Gain on sale of capital assets and investments                                     (1.0)           (5.5)           (0.7)
  Deferred income taxes                                                              (1.9)           (7.8)            0.6
  Change in pension liability                                                         1.1             0.9             1.0
  Decrease (increase) in working capital (note 26)                                   18.1          (123.2)          (50.2)
                                                                                 ----------------------------------------

    Total                                                                           247.4            43.1            75.4
                                                                                 ----------------------------------------

Investing activities:
  Change in short-term investments                                                  (33.5)           34.5            53.3
  Additions to capital and other assets                                             (60.9)          (63.0)           (8.3)
  Proceeds from disposal of capital assets and investments                            4.8            11.9             7.2
  Proceeds from sale of discontinued operations (note 19)                             9.5              --              --
  Acquisitions (note 20)                                                               --           (46.6)         (343.8)
  Net change in non-cash balances related to investing activities                    (4.5)            5.7            (0.2)
                                                                                 ----------------------------------------

     Total                                                                          (84.6)          (57.5)         (291.8)
                                                                                 ----------------------------------------

Financing activities:
  Increase in long-term debt                                                           --             0.4           339.7
  Repayment of long-term debt                                                       (21.3)         (132.7)          (10.6)
  Repayment of capital lease liabilities                                            (33.0)           (9.0)          (42.4)
  Debt issue costs                                                                     --            (2.0)          (10.9)
  Dividends on preferred shares                                                      (3.2)           (3.2)           (3.2)
  Issue of common shares - net (note 14)                                              3.9           166.4             4.0
  Repurchase of common and preferred shares (note 14)                               (36.6)             --              --
                                                                                 ----------------------------------------

     Total                                                                          (90.2)           19.9           276.6
                                                                                 ----------------------------------------

Effect of currency translation on cash                                               (2.4)            2.6             1.5
                                                                                 ----------------------------------------

Increase in cash and cash equivalents                                                70.2             8.1            61.7

Cash and cash equivalents, beginning of year                                        125.3           117.2            55.5
                                                                                 ----------------------------------------

Cash and cash equivalents, end of year                                           $  195.5        $  125.3        $  117.2
                                                                                 ========================================

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

           (in millions of Canadian dollars, except per share amounts)

1.    NATURE OF OPERATIONS

      Mitel is an international communications product supplier. The Company's principal business segments comprise the manufacture and distribution of communications systems and microelectronic components. The principal markets for the Company's products are the United States, Europe, Canada and the Asia/Pacific region.

2.    ACCOUNTING POLICIES

      These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in Canada. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 23.

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

(A)   FISCAL YEAR END

      The Company's fiscal year end is the last Friday in March. Normally this results in a fifty-two week year with four thirteen week quarters. For Fiscal 2000, the year-end of the Company is March 31, 2000 resulting in a fifty-three week year.

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

(C)   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash equivalents approximates the amounts shown in the financial statements. Short-term investments comprise highly liquid low risk debt instruments with terms of usually not greater than one year. Short-term investments are carried at cost, which approximates their fair value.

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

         Amortization is provided on the bases and at the rates set out below:

      Assets                                     Basis                  Rate
      --------------------------------------------------------------------------
      Buildings                                  Straight-line              4  %
      Equipment                                  Declining balance      20-30  %
                                                 Straight-line          10-33.3%
      Goodwill and other acquired intangibles    Straight-line             50  %
      Patents and trademarks                     Straight-line          10-33.3%

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

(G)   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into forward and option contracts intended to hedge its estimated net foreign currency cash requirements, and certain significant transactions, generally over the ensuing twelve to eighteen months. The Company does not engage in a trading or speculative program. All forward and option contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. Premiums paid with respect to option contracts are deferred and charged to net earnings over the contract period.

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

(J)   DEVELOPMENT COSTS

      The Company interprets the criteria for deferral of development costs on a very stringent basis under which few, if any, costs qualify for deferment. In the three years ended March 31, 2000, all development costs, except acquired intangibles purchased in a business combination, were expensed as incurred. Management periodically evaluates the realizability of the purchased development costs based upon the expected future undiscounted cash flows of the related assets.

(K)   STOCK-BASED COMPENSATION PLAN

      The Company has a stock-based compensation plan described in note 14. No compensation expense is recognized for this plan when stock or stock options are issued to employees. Any consideration paid by employees on exercise of stock options or purchase of stock is credited to share capital. If stock or stock options are repurchased from employees, the excess of the consideration paid over the carrying amount of the stock or stock option canceled is charged to retained earnings.

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

                                                                         2000           1999            1998
                                                                      ---------       --------        --------
      Net income as reported                                          $    56.0       $   26.2        $   91.9

      Adjusted Net Income, as adjusted for:
       Amortization of acquired intangibles                                54.8           22.4             1.8
       Special charges (net)                                                 --           10.1              --
       Debt issue and other costs                                           0.5            7.2              --
       (Income) loss from discontinued operations                            --           (2.0)            0.1
       Estimated loss on disposal of discontinued operations                8.0           16.3              --
                                                                      ---------       --------        --------

     Adjusted Net Income                                              $   119.3       $   80.2        $   93.8
                                                                      =========       ========        ========

     Adjusted Net Income per common share - basic                     $    1.01       $   0.67        $   0.84
                                                                      =========       ========        ========

4.    ACCOUNTS RECEIVABLE

      Included in accounts receivable was an allowance for doubtful accounts of $8.0 (1999 - $8.7). Also included in accounts receivable was an amount of $11.6 (1999 - $16.9) for unbilled accounts on long-term contracts (see also note 6).

5.    INVENTORIES

                                                            2000        1999
                                                         --------------------
         Raw materials                                   $   53.5    $   47.8
         Work-in-process                                     68.3        86.1
         Finished goods                                      65.9        64.2
                                                         --------------------
                                                         $  187.7    $  198.1
                                                         ====================

6     LONG-TERM RECEIVABLES

                                                                         2000      1999
                                                                        ---------------
       Investment tax credits recoverable                               $ 4.8   $ 17.3
       Promissory note, bearing interest at 8% (1999 - 10%) payable annually, due in June 2004 and against which a first deed
        on real property was pledged as security                          6.1     10.5
       Other long-term receivables                                        7.8      7.6
                                                                        ---------------
                                                                        $18.7   $ 35.4
                                                                        ===============

7.    FIXED ASSETS

                                                           2000           1999
                                                         -----------------------
      Cost:
        Land                                             $   12.4       $   13.4
        Buildings                                           155.8          169.1
        Equipment                                           508.6          553.5
        Equipment under capital leases                      150.1          148.4
                                                         -----------------------
                                                            826.9          884.4
                                                         -----------------------
      Less accumulated amortization:
        Buildings                                            83.1           80.8
        Equipment                                           226.4          243.6
        Equipment under capital leases                       60.0           52.3
                                                         -----------------------
                                                            369.5          376.7
                                                         -----------------------
                                                         $  457.4       $  507.7
                                                         =======================

      As at March 31, 2000, the cost of equipment and equipment under capital leases included $29.4 of enterprise resource planning systems under development.

8.    ACQUIRED INTANGIBLE ASSETS

                                                                 2000      1999
                                                               -----------------
      Cost:
        In-process technology                                  $   5.2    $  8.1
        Developed technology                                      23.7      34.4
        Customer base and work force                              11.6      11.9
        Goodwill                                                   6.3      24.8
                                                               -----------------
                                                                  46.8      79.2
                                                               -----------------
      Less accumulated amortization:
        In-process technology                                      4.7       1.7
        Developed technology                                      22.4      10.9
        Customer base and work force                              10.9       2.9
        Goodwill                                                   5.8       7.0
                                                               -----------------
                                                                  43.8      22.5
                                                               -----------------
                                                               $   3.0    $ 56.7
                                                               =================

      Fully amortized acquired intangible assets of $31.9 were removed from the accounts of the Company at the end of Fiscal 2000.

9.    PATENTS, TRADEMARKS AND OTHER

                                                                2000       1999
                                                               -----------------
      Cost:
        Patents, trademarks and other (note 24)                $  16.3   $  16.3
        Deferred debt issue costs                                  8.5       8.5
        Deferred foreign exchange loss                              --      10.5
                                                               -----------------
                                                                  24.8      35.3
                                                               -----------------
      Less accumulated amortization:
        Patents and trademarks                                     9.7       9.8
        Deferred debt issue costs                                  3.8       2.1
                                                               -----------------
                                                                  13.5      11.9
                                                               -----------------
                                                               $  11.3   $  23.4
                                                               =================

10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                         2000       1999
                                                                       -------------------

      Trade payables                                                   $   68.5   $   79.4
      Employee-related payables                                            34.9       38.4
      Restructuring and other provisions (see also notes 17 & 20)            --       32.2
      Other accrued liabilities                                           112.0       78.1
      Provision for estimated loss on disposal of discontinued
        operations (note 19)                                                 --       26.0
                                                                       -------------------
                                                                       $  215.4   $  254.1
                                                                       ===================

11.   LONG-TERM DEBT

                                                                                                   2000         1999
                                                                                                 ---------------------
      AXELs  Series B, at a  variable  interest  rate  based on a defined  US base rate plus
      1.25% or a  successive  three  month  LIBOR  rate plus  2.25%;  at March 31,  2000 the effective  interest rate was 8.56% (1999 - 8.04%);  repayable in four equal  quarterly
      installments commencing March, 2003.  (2000 - U.S. $112.5; 1999 - U.S. $118.4)              $ 163.5      $ 178.2

      Tranche A Term Loan, at a variable  interest rate based on a defined US base rate plus
      0.75% or a  successive  three  month  LIBOR  rate plus  1.75%;  at March 31,  2000 the effective interest rate was 8.06% (1999 - 7.79%);  due June 2000 (see below).  (2000 -
      U.S. $18.9; 1999 - U.S. $27.5)                                                                 27.0         41.2

      Capital  leases and other,  at rates  varying  from 5.8% to 10.4% with  payment  terms
      ranging from 1 to 5 years (1999 - 5.8% to 12.2% with payment  terms  ranging from 1 to         80.7         90.5
      5 years)

      Non-interest  bearing 1996  Canada-Quebec  government  loan,  repayable in three equal
      annual installments commencing July, 2001                                                       4.2          4.2
                                                                                                  --------------------
                                                                                                    275.4        314.1

      Less current portion                                                                           57.9         37.6
                                                                                                  --------------------
                                                                                                  $ 217.5      $ 276.5
                                                                                                  ====================

      During Fiscal 1998, the Company entered into a credit agreement in the amount of U.S. $310.0 with Goldman Sachs Credit Partners L.P. ("GSCP"), as advisor, arranger, lender, and syndication agent; certain financial institutions as lenders; and the Canadian Imperial Bank of Commerce ("CIBC"), as lender and administrative agent for the lenders. The credit agreement provided senior secured credit facilities consisting of: (i) a 5 year Tranche A Term Loan amounting to U.S.$85.0; (ii) a 6 year
      Amortization Extended Term Loan (AXELs) Series B loan amounting to U.S.$150.0; and (iii) a 5 year revolving credit facility amounting to U.S.$75.0 (see also note 25). The proceeds from the term loans were used to fund the acquisition of 100% of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey (see also note 20).

      To secure the credit agreement obligations, the Company granted to the lenders a first priority lien on substantially all of its personal property and certain of its real property, including a pledge of all of the capital stock of each of its principal subsidiaries. Certain restrictive covenants and financial ratios required to be maintained are set out for the purpose of measuring the Company's ability to meet its obligations under the credit agreement. The Company is subject to certain mandatory prepayments in the event of asset sales (other than inventory), equity offerings and debt issuances, certain insurance proceeds, and defined excess cash flow. Mandatory prepayments range from 50% to 100% of the net cash proceeds and would be paid on a prorata basis toward the senior secured term loans. The Company believes it is in compliance with the obligations and restrictive covenants under the credit agreement.

      For the year ended March 31, 2000, the Company had excess cash flow, as defined by the credit agreement, that is expected to result in the full repayment of the $27.0 Tranche A term loan in June 2000. No further quarterly principal repayments are required on the AXELs Series B loan until March 2003, as per restrictions under the credit agreement.

      Future minimum lease payments of the obligations under capital leases total $89.1 of which $34.9, $29.3, $19.8, $4.2, and $0.9 relate to fiscal years 2001 to 2005 and beyond respectively. Interest costs of $8.4 are included in the total future lease payments.

      Scheduled principal repayments, excluding obligations under capital leases, during the next five fiscal years are: 2001 - $27.0; 2002 - $1.4; 2003 - $42.3; 2004 - $124.0; 2005 - $nil. Interest expense, including the portion related to discontinued operations, related to long-term debt was $25.9 in Fiscal 2000 (1999 - $37.7; 1998 - $7.6).

12.   COMMITMENTS

      (A)   OPERATING LEASES

            The future minimum lease payments for operating leases for which the Company was committed were as follows: 2001 - $21.8; 2002 - $16.0; 2003 - $10.2; 2004 - $7.0; 2005 - $4.8; 2006 and beyond - $23.4.

            Rental expense on operating leases for the year ended March 31, 2000 amounted to $25.0 (1999 - $24.7; 1998 - $17.1).

      (B)   LETTERS OF CREDIT

            The Company had letters of credit outstanding as at March 31, 2000 of approximately $13.6 to collateralize duty charges.

      (C)   CAPITAL EXPENDITURES

            Capital expenditure commitments under purchase orders outstanding at the end of Fiscal 2000 amounted to approximately $9.4.

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

      (b)   Year 2000 Issue:

            The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information which uses year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Company, including those related to customer, suppliers, or other third parties, have been fully resolved. The effects of the Year 2000 Issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations.

14.   CAPITAL STOCK

      The Company's authorized capital stock consists of an unlimited number of preferred and common shares.

      Shares outstanding                               2000         1999
                                                     -------------------------

      Preferred shares - R&D series                    1,607,900     1,616,300
      Common shares                                  113,997,734   116,705,531

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

      Purchase Obligation - Commencing January 1, 1989, the Company was required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $25.00 per share plus costs of purchase. The difference between the stated capital of the repurchased shares over the consideration paid for such shares is recorded against contributed surplus. During the year ended March 31, 2000, the Company purchased 8,400 preferred shares for cash consideration of $0.2.

(B)   COMMON SHARES

      An analysis of the changes in the number of common shares and the amount of share capital for the three years ended March 31, 2000 is as follows:

                                                          Number       Amount
                                                       -----------------------

      Balance, March 28, 1997                           107,414,631    $ 153.3
      Exercise of employee stock options                    980,000        4.0
                                                       -----------------------

      Balance, March 27, 1998                           108,394,631      157.3
      Public share offering, July 23, 1998                8,000,000      172.0
      Exercise of employee stock options                    310,900        1.9
                                                       -----------------------

      Balance, March 26, 1999                           116,705,531      331.2
      Repurchase of common shares                        (3,383,800)      (9.5)
      Exercise of employee stock options                    676,003        3.9
                                                       -----------------------

      Balance, March 31, 2000                           113,997,734    $ 325.6
                                                       =======================

      On June 7, 1999, the Company announced its intention to make a normal course issuer bid for up to 5,835,645 common shares (5% of 116,712,906 common shares issued and outstanding at May 28, 1999) between June 9, 1999 and June 8, 2000. All repurchased shares will be cancelled. As at March 31, 2000, 3,383,800 shares have been purchased and cancelled under the normal course issuer bid for cash consideration of $36.4, including costs to acquire the shares. The amount paid to acquire the shares over and above the average carrying value was charged pro rata to contributed surplus that arose from common share transactions, with the balance charged to retained earnings.

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

      Pursuant to the terms of the credit agreement described in note 11, the Company is restricted from declaring any common share dividends. The preferred shares dividend has not violated this covenant. No common share dividend is currently being paid out.

(E)   STOCK OPTION PLANS

      At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors. Certain amendments to the plan were approved by the shareholders at the 1993, 1995 and 1998 Annual General Meetings allowing for 1,000,000, 2,000,000 and 10,200,000 additional shares, respectively, to be made available for grant. Available for grant at March 31, 2000 were 6,691,248 (1999 - 10,465,525; 1998 - 243,525) shares. All options granted prior to January 29, 1998 have ten year terms and options granted thereafter have six year terms. All options become fully exercisable at the end of four years of continuous employment.

      On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants in calendar 1998 at $17.78 and higher. Under the terms of the program, and with the consent of the Toronto and Montreal Stock Exchanges, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of $9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of 6 years.

      A summary of the Company's stock option activity and related information for the three years ended March 31, 2000 is as follows:

                                                 2000                          1999                          1998
                                     -----------------------------   ----------------------------   -----------------------------
                                                      Weighted                        Weighted                        Weighted
                                                       Average                         Average                         Average
                                       Options      Exercise Price     Options     Exercise Price     Options      Exercise Price
                                     -----------------------------   ----------------------------   -----------------------------
Outstanding options:
  Balance, beginning of year          5,918,988         $12.89       6,251,888         $12.30       3,238,638           $ 5.71
  Granted                             6,439,957         $13.03         403,000         $19.40       4,237,750           $15.19
  Exercised                            (676,003)        $ 5.84        (310,900)        $ 6.12        (980,000)          $ 4.12
  Forfeited                            (633,180)        $13.14        (425,000)        $15.38        (244,500)          $ 7.87
  Cancelled                          (2,032,500)        $17.85              --             --              --               --
                                     -----------------------------   ----------------------------   -----------------------------

Balance, end of year                  9,017,262         $12.37       5,918,988         $12.89       6,251,888           $12.30
                                     =============================   ============================   =============================

Exercisable, end of year              1,863,584         $ 9.37       2,367,963         $ 9.55       1,303,407           $ 5.18
                                     =============================   ============================   =============================

Weighted  average  fair  value
price   of   options   granted
during   the  year  using  the
Black-Scholes    fair    value
option pricing model (See also
note 23)                                                $ 7.33                         $10.40                           $ 8.07
                                                        ======                         ======                           ======

A summary of options outstanding at March 31, 2000 is as follows:

      ------------------------------------------------------------------------------------------------------------------------------
      ------------------------------------Total Outstanding-------------------------------     --------------Total Exercisable------
                                          Weighted Average      Weighted Average Remaining                   Weighted Average
       Exercise Price         Options      Exercise Price            Contractual Life          Options        Exercise Price
      ------------------------------------------------------------------------------------------------------------------------------
         $ 1.10-$ 5.75        348,717            $ 3.69                  3 years               348,200             $ 3.69
         $ 6.39-$ 9.20      3,290,895            $ 7.58                  5 years               676,288             $ 7.36
                $ 9.32        375,000            $ 9.32                  5 years               297,125             $ 9.32
         $ 9.44-$11.73      1,519,868            $10.08                  6 years               183,287             $ 9.77
         $12.03-$17.78        665,359            $17.47                  4 years               283,747             $17.78
         $18.33-$35.90      2,817,423            $19.49                  6 years                74,937             $21.17
                            ---------                                                        ---------
                            9,017,262                                                        1,863,584
                            =========                                                        =========

15.   TRANSLATION ACCOUNT

      The following table summarizes changes in the translation account:

                                                                            2000             1999             1998
                                                                       ----------------------------------------------
      Balance, beginning of year                                           $ 28.2           $ 5.8             $ 2.5

      Increase (decrease):
      Movements in exchange rates -
        U.K. pound sterling                                                 (14.3)            3.1               7.2
        U.S. dollar                                                         (11.4)           18.3              (2.1)
        Other currencies                                                     (3.2)            1.2              (1.0)
        Swedish krona                                                        (1.9)            1.4              (1.0)
      Reduction of net investments in subsidiaries                           (0.8)           (1.6)              0.2
                                                                       ----------------------------------------------

      Balance, end of year                                                 $ (3.4)         $ 28.2             $ 5.8
                                                                       ==============================================

16.   INVESTMENT TAX CREDITS AND GOVERNMENT ASSISTANCE

      During the year, the Company recognized Canadian ITCs and other funding of $14.0 (1999 - $23.7; 1998 - $40.7) related to eligible R&D expenditures. Contributions of $5.0 made to the Company in prior years under the Microelectronics and System Development Program, a federal assistance program, are contingently repayable if the resulting technology is commercially successful. The contributions are repayable based on a percentage of related sales over a period not to exceed ten years and ending on June 30, 2004. Any amount unpaid at the end of the ten year period would be forgiven. The total amounts repaid and repayable to March 31, 2000 were negligible.

17.   SPECIAL CHARGES

      In Fiscal 1999, the Company recorded a net pre-tax special charge of $10.1 related to the rationalization of certain Company business segments, net of a gain of $6.0 on the disposal of certain non-strategic technology and other assets. The rationalization related to steps taken to streamline North American and European sales channels, and to transfer the network access product manufacturing operations from North America to the United Kingdom, where the majority of the sales are generated. Also included in the charge was the cost of severance and related benefits, with the majority of the reduction taking place in the North American and Asia/Pacific regions. Approximately 100 people were terminated as part of this rationalization program. The restructuring programs related to this provision were completed during Fiscal 2000.

18.   INCOME TAXES

      Details of income taxes were as follows:

                                                                                    2000           1999          1998
                                                                               ---------------------------------------
      Income from continuing operations before income taxes:
      Canadian                                                                      $119.3        $ 53.0        $115.1
      Foreign                                                                        (15.7)          5.0           7.4
                                                                               ---------------------------------------
                                                                                    $103.6        $ 58.0        $122.5
                                                                               =======================================
      Income tax expense (recovery):
      Current
        Canadian                                                                     $40.0        $ 20.9         $28.8
        Foreign                                                                        1.5           4.4           1.1
      Deferred
        Canadian                                                                       4.5            --            --
        Foreign                                                                       (6.4)         (7.8)          0.6
                                                                               ---------------------------------------
                                                                                     $39.6        $ 17.5        $ 30.5
                                                                               =======================================

      Deferred  taxes  on  income  generally  result  from  timing   differences
      primarily  in  the   recognition  of  tax  loss   carryforwards   and  R&D
      expenditures for tax and accounting purposes.

      The income tax expense reported differs from the amount computed by applying the Canadian rates to the income before income taxes. The reasons for these differences and their tax effects were as follows:

                                                                                      2000         1999         1998
                                                                               ---------------------------------------

      Expected tax rate                                                                 40%          40%          40%
                                                                               ---------------------------------------
      Expected tax expense                                                          $ 41.5        $ 23.2        $ 49.0
      Foreign tax rate differences                                                    (2.8)         (7.0)         (1.1)
      Tax effect of losses not recognized                                              9.6           9.7           0.7
      Tax effect of realizing benefit of prior
        years' loss carryforwards and timing differences                             (13.1)        (11.7)        (18.0)
      Corporate minimum taxes                                                          1.9           1.5           0.7
      Other                                                                            2.5           1.8          (0.8)
                                                                               ---------------------------------------

      Income tax expense                                                            $ 39.6        $ 17.5        $ 30.5
                                                                               =======================================

      Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The loss before income taxes attributable to all foreign operations was $15.7 (1999 - income of $5.0; 1998 - income of $7.4).

      As at March 31, 2000, the Company had tax loss carryforwards of approximately $154.0 for which an accounting benefit was recognized on approximately $64.5 of these tax losses. The remaining tax loss carryforwards are available to reduce future years' income for tax purposes. The tax loss carryforwards for which an accounting benefit has been recognized do not expire while the remaining tax loss carryforwards expire as follows: 2004 - $5.5; 2005 - $13.6; 2006 to 2019 - $70.4. The
      tax loss carryforwards relate to operations in the United States, the United Kingdom, Sweden and Germany. As at March 31, 2000, the Company had Canadian ITC carryforwards of approximately $24.8, which are available to reduce future years' income taxes, for which the benefit was recognized in these financial statements. These ITCs expire during the years from 2007 to 2010. In addition, the Company had timing differences of approximately $60.0 for which no accounting benefit was recognized.

19.   DISCONTINUED OPERATIONS

      On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey Semiconductors Group acquired in Fiscal 1998 (see also note 20). Accordingly, the operations related to this business were accounted for as discontinued operations.

      On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $12.0, including cash of $9.5 and a note receivable of $2.5. The financial results of the discontinued operations are as follows:

                                                                                     2000     1999      1998
                                                                                   ---------------------------
Sales                                                                              $ 32.2    $74.3    $  7.1

Income (loss) from discontinued operations, net of  income tax
recoveries of $Nil (1999 - $0.8, 1998 - $0.1)                                          --      2.0      (0.1)

Estimated loss on disposal of discontinued operations, net of income
tax recoveries of $3.4 (1999 - $9.7)                                                  8.0     16.3        --

Basic loss per common share from discontinued operations

                                                                                   $  0.7   $ 0.13        --

Fully diluted loss per common share from discontinued operations                   $  0.7   $ 0.12        --

      The Lincoln operating loss of $9.8 for the ten months ended January 20, 2000 was charged to the provision for discontinued operations.

      The income (loss) before income taxes includes allocated interest expense related to long-term debt of $nil, $7.0 and $0.5 in Fiscal 2000, 1999 and 1998, respectively. Interest expense was allocated to discontinued operations based on a ratio of Lincoln revenue to total Plessey revenue.

      As at March 26, 1999, total net assets related to Lincoln included inventories of $18.2, fixed assets of $13.6 and current liabilities of $14.3.

20.   ACQUISITIONS

(A) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, now operated as the Advanced Messaging business unit under the name Baypoint Innovations, for cash consideration of U.S.$22.0. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets that include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net identifiable assets amounted to $0.6, which was recorded as goodwill. The identifiable intangible assets and the goodwill are amortized over a two year period. The allocation to net identifiable assets included $2.9 in respect of the acquisition costs and costs to integrate the operations of the acquired company. As at March 31, 2000, the liability in respect of acquisition and integration costs was $nil (March 26, 1999 was $1.3). The purchase transaction was summarized as follows:

      Net assets acquired, at approximate fair values:

      Current assets                                             $  6.6
      Capital assets                                               39.2
                                                                 -------
      Total assets                                                 45.8
                                                                 -------

      Current liabilities                                           7.2
                                                                 -------

      Total net assets                                           $ 38.6
                                                                 =======

      Cash consideration                                         $ 38.6
                                                                 =======

(B) On May 19, 1998, the Company acquired the products, technology, research and development facilities and sales and marketing organization of Glasgow-based TSc for cash consideration of $8.0. TSc, now defined as ISDN PBX, provides ISDN business products for the small to medium enterprise market. The acquisition was accounted for by the application of the purchase accounting method in which the results of operations were included in the Company's accounts from the date of acquisition. An amount of $4.5 was allocated to identifiable intangible assets relating to completed research and development. The difference between the purchase price and the fair value of the net identifiable assets amounted to $2.0, which was recorded as goodwill. The completed research and development and the goodwill are being amortized over a two year period. The allocation to net identifiable assets included $2.0 in respect of the acquisition costs and costs to integrate the operations of the acquired company. As at March 31, 2000 and March 26, 1999, the liability in respect of acquisition and integration costs was $nil. The purchase transaction was summarized as follows:

      Net assets acquired, at approximate fair values:

      Current assets                                             $ 2.4
      Capital assets                                               7.6
                                                                 -----
      Total assets                                                10.0
                                                                 -----

      Current liabilities                                          2.0
                                                                 -----

      Total net assets                                           $ 8.0
                                                                 =====

      Cash consideration                                         $ 8.0
                                                                 =====

(C) On February 12, 1998, the Company and certain of its wholly owned subsidiaries acquired 100% of the capital stock of four affiliated entities which, together with their respective subsidiaries, comprise Plessey for a total cash consideration of $323.6 (U.S. $225.0). Plessey, headquartered in Swindon, U.K., is an international semiconductor manufacturer for communications and media applications. The acquired company operates as Mitel Semiconductor Limited in the U.K. and as part of Mitel Inc. in the U.S. The acquisition was accounted for by the purchase accounting method. The purchase transaction was summarized as follows:

      Net assets acquired, at approximate fair value:

      Current assets (including cash of $1.4)                    $ 134.4
      Capital assets                                               354.3
      Other assets                                                  10.5
                                                                 -------
      Total assets                                                 499.2
                                                                 -------

      Current liabilities                                          143.4
      Capital leases                                                18.3
      Deferred income taxes                                         13.9
                                                                 -------
      Total liabilities                                            175.6
                                                                 -------

      Total net assets                                           $ 323.6
                                                                 =======

      Cash consideration                                         $ 323.6
                                                                 =======

      As at March 31, 2000, the liability in respect of acquisition costs was $nil (1999 - $nil) and $nil (1999 - $10.6) in respect of integration costs. The integration costs primarily related to initial estimates to exit the Lincoln Power and Automotive business segment, the transfer of redundant production activities from Sweden to Plymouth, U.K., and to severance costs for redundancies in the acquired semiconductor segment throughout the world. The remaining integration activities were completed during Fiscal 2000.

(D) On August 8, 1997, the Company acquired certain assets and the remote access business of Gandalf Technologies Inc. (Gandalf) for cash consideration of $21.6. The purchase agreement did not include Gandalf's service business. Gandalf's remote access products and technology facilitate high volume data and voice communications between the corporate office, local branches, teleworkers, and agents in the field. Gandalf's operations are based principally in Canada, the United States, and the United Kingdom. In addition to the cash consideration, the Company incurred expenses of $0.5 in respect of acquisition costs and $0.6 in respect of costs to integrate the operations of the acquired company. The integration program was completed during Fiscal 1999.

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

      Net assets acquired, at approximate fair value:

      Current assets                                               $  7.1
      Capital assets                                                 15.6
                                                                 --------
      Total assets                                                   22.7

      Current liabilities                                             1.1
                                                                 --------

      Total net assets                                             $ 21.6
                                                                 ========

      Cash consideration                                           $ 21.6
                                                                 ========

21.   RELATED PARTY TRANSACTIONS

      During the year ended March 31, 2000, the Company sold to and purchased from jointly controlled and significantly influenced enterprises products and services valued at approximately $2.7 (1999 - $3.8; 1998 - $2.5) and $0.9 (1999 - $1.0; 1998 - $nil) respectively.

      Included in accounts receivable as at March 31, 2000 were amounts due from jointly controlled and significantly influenced enterprises of $0.5 (1999
      - $nil; 1998 - $0.4).

22.   INFORMATION ON BUSINESS SEGMENTS

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

                                                                                             Unallocated
         2000                                            Systems        Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------
         Total external sales revenue                     $ 793.7               $ 602.8             $  --       $1,396.5
         Amortization of buildings and equipment             22.6                  77.8                --          100.4
         Amortization of acquired intangibles                  --                    --              54.8           54.8
         Segment's operating income (loss) from
           continuing operations                             79.8                  92.0             (54.8)         117.0

                                                                                             Unallocated
         1999                                            Systems        Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------
         Total external sales revenue                     $ 752.7               $ 557.7             $  --       $1,310.4
         Amortization of buildings and equipment             20.9                  84.9                --          105.8
         Amortization of acquired intangibles                  --                    --              22.4           22.4
         Special charges (net)                                 --                    --              10.1           10.1
         Segment's operating income (loss) from
           continuing operations                             61.2                  54.1             (32.5)          82.8

                                                                                             Unallocated
         1998                                            Systems        Semiconductor           costs           Total
                                                       -----------    ------------------    --------------    -----------
         Total external sales revenue                     $ 566.8               $ 314.6             $  --        $ 881.4
         Amortization of buildings and equipment             18.2                  30.8                --           49.0
         Amortization of acquired intangibles                  --                    --               1.8            1.8
         Segment's operating income (loss) from
           continuing operations                             42.3                  83.5              (1.8)         124.0

      Geographic Segments

      Revenues from external customers are attributed to countries based on location of the selling organization. Geographic information is as follows:

                                2000                                   1999                                    1998
                  -----------------------------------    ------------------------------------    ----------------------------------
                                          Goodwill                               Goodwill                                Goodwill
                                Fixed     and other                    Fixed     and other                     Fixed     and other
                   Revenue      assets   Intangibles        Revenue    assets   Intangibles        Revenue     assets   Intangibles
                  -----------------------------------    ------------------------------------    ----------------------------------
Canada               $ 207.9    $140.4        $ 10.3         $ 142.8   $128.9          $23.9         $141.0    $120.6        $ 22.1
United States          631.3      11.2           1.8           591.6     11.5           31.3          405.7       7.2           5.6
United Kingdom         506.2     285.4           1.7           502.2    343.4           22.7          284.2     383.6           1.7
Sweden                  26.0      19.3            --            30.2     23.5             --           29.9      36.9            --
Other foreign
countries               25.1       1.1           0.5            43.6      0.4            2.2           20.6       1.0           1.9
                  -----------------------------------    ------------------------------------    ----------------------------------
Consolidated
total              $ 1,396.5    $457.4        $ 14.3       $ 1,310.4   $507.7         $ 80.1        $ 881.4    $549.3        $ 31.3
                  ===================================    ====================================    ==================================

      Major Customers

      No single customer accounted for 10% or more of the Company's revenue for the last three fiscal years. In addition, the Company is not dependent on any single customer or group of customers, or suppliers.

23.   UNITED STATES ACCOUNTING PRINCIPLES

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as follows:

      (A) Under Canadian GAAP, investments in joint ventures are recognized in the financial statements of the venturer by applying the proportionate consolidation method of accounting. Under U.S. GAAP, equity accounting is applied to investments in joint ventures when preparing the consolidated financial statements of the venturer.

      (B) Purchased R&D under Canadian GAAP is capitalized and amortized over the remaining useful life of the technology to which it relates. Under U.S. GAAP, the purchased in-process R&D is expensed at the time of acquisition. The Company has not established the technical feasibility of the in-process R&D and it has no alternative future use.

      (C) Under Canadian GAAP, unrealized and realized gains and losses on foreign currency transactions identified as hedges may be deferred as long as there is reasonable assurance that the hedge will be effective. Under U.S. GAAP, deferral is allowed only on foreign currency transactions intended to hedge identifiable firm foreign currency commitments.

      (D) Under Canadian GAAP, exchange gains or losses related to translation of foreign currency denominated long-term monetary items are deferred and amortized over the remaining life of the items. Under U.S. GAAP, deferral is not allowed and such gains or losses are included in the determination of net income.

      (E) The Company implemented SFAS 109, Accounting for Income Taxes, in Fiscal 1994 for purposes of reconciliation to U.S. GAAP. As at March 31, 2000, the Company's deferred tax asset, primarily related to the benefit of realizing investment tax credit, loss carryforwards and temporary differences, net of a valuation allowance of $78.0 (1999 - $80.0), was $15.7 (1999 - $29.3), and deferred tax liabilities, primarily related to research and development expenditures, buildings and equipment, were $9.8 (1999 - $23.2). The application of this method also gives rise to differences in the allocation of consideration with respect to business combinations which may result in the recognition of deferred tax balances. Subsequent realization of any unrecognized tax benefits will be applied to reduce any remaining goodwill or intangibles of the related acquisitions, before being reported in net income for U.S. GAAP purposes.

      (F) Under Canadian GAAP, certain costs related to the acquirer may be recognized in the purchase price allocation when accounting for business combinations. These costs, subject to certain conditions, qualify where they are a direct substitute for costs that would otherwise be incurred with respect to the acquired business. Under U.S. GAAP, only costs relating directly to the acquired business may be considered in the purchase price allocation. This has resulted in a difference in the valuation of goodwill at the time of the purchase and in the subsequent amortization of the goodwill.

      (G) Under U.S. GAAP the fully diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents.

      (H) U.S. GAAP requires the presentation of comprehensive income which includes all changes in shareholders' equity during a period except shareholders transactions. In addition, items defined as other comprehensive income such as foreign currency translation adjustments, are separately classified in the financial statements and the accumulated balance of other comprehensive income (loss) is reported separately in shareholders' equity on the balance sheet.

      (I) Redeemable preferred shares are excluded from shareholders' equity under requirements of the SEC.

      (J) Under Canadian GAAP, stock issue costs may be shown as an adjustment to retained earnings. The carrying amount of capital stock is shown net of issue costs under U.S. GAAP.

      (K) Reductions in stated capital and deficit are not recorded under U.S. GAAP. The Company had previously undertaken stated capital and deficit reductions in fiscal years 1985, 1986, 1987 and 1992.

      (L) As allowed under SFAS 123, Accounting for Stock-Based Compensation, management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options for purposes of reconciliation to U.S. GAAP because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations for U.S. GAAP purposes.

      (M) The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which will be effective for the Company's March 29, 2002 year end. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

      (N) The Financial Accounting Standards Board ("FASB") has issued FASB Interpretation No. 44 of APB Opinion No. 25, Accounting for certain transactions involving stock compensation which will be effective for the Company's March 30, 2001 year end. The Company does not anticipate this interpretation will have any material impact on its consolidated financial statements.

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

                                                                                             2000        1999           1998
                                                                                          -----------------------------------
Net income from continuing operations in accordance with
 Canadian GAAP                                                                            $  64.0        $ 40.5        $ 92.0

Write-off of acquired in-process technology                                                    --          (5.5)         (2.7)
Amortization of acquired in-process technology                                                5.1           2.3           0.2
Effect of deferral accounting related to foreign exchange contracts                            --           1.4           0.4
Translation of foreign currency denominated debt                                              8.8         (14.1)          6.4
Adjustment to deferred income taxes                                                            --         (16.3)          6.1
Acquirer's redundancy provisions                                                              4.2          (3.4)        (12.4)
                                                                                          -----------------------------------

U.S. GAAP and SEC requirements:
Net income from continuing operations                                                        82.1           4.9          90.0

Income (loss) from discontinued operations                                                     --           2.0          (0.1)
Estimated loss on disposal of discontinued operations                                        (8.0)        (16.3)           --
                                                                                          -----------------------------------
                                                                                             (8.0)        (14.3)         (0.1)
                                                                                          -----------------------------------
Net income (loss)                                                                            74.1          (9.4)         89.9
Less: dividends on cumulative preferred shares                                                3.2           3.2           3.2
                                                                                          -----------------------------------
Net income (loss) attributable to common shareholders                                     $  70.9        $(12.6)       $ 86.7
                                                                                          ===================================
Net income per common share from continuing operations:
   Basic                                                                                  $  0.69        $ 0.01        $ 0.80
   Diluted                                                                                $  0.67        $ 0.01        $ 0.80
Net income (loss) per common share:
   Basic                                                                                  $  0.62        $(0.11)       $ 0.80
   Diluted                                                                                $  0.61        $(0.11)       $ 0.80

Weighted average shares for basic EPS (millions)                                            114.7         114.0         107.8
Weighted average shares on conversion of stock options (millions)                             2.4           1.5           1.1
                                                                                          -----------------------------------
Adjusted weighted average shares and share equivalents (millions)                           117.1         115.5         108.9
                                                                                          ===================================

The following options were excluded in the computation of diluted earnings per share from continuing operations because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive: options outstanding for the year ended March 31, 2000 to purchase 3,424,622 (1999 - 3,142,250; 1998 - 3,167,250) shares of common stock at an average exercise price of $19.19 (1999 - $17.90; 1998 - $17.69) per share.

      The components of comprehensive income are as follows:

                                                                  2000          1999          1998
                                                                -------------------------------------
         Net income (loss) - U.S. GAAP                             $74.1         $(9.4)        $89.9
         Change in foreign currency adjustment                     (31.6)         22.4           3.3
                                                                -------------------------------------
         Comprehensive income                                      $42.5         $13.0         $93.2
                                                                =====================================

                                                                                    2000         1999
                                                                                 ----------------------
      Balance  sheet items,  which vary,  in  conformity  with U.S. GAAP and SEC requirements:
      Prepaid and other assets:  Current deferred tax asset                        $  10.6     $   8.8
      Fixed assets                                                                 $ 445.6     $ 487.6
      Acquired intangible assets                                                   $   2.5     $  51.1
      Long-term receivables:  Long-term deferred tax asset                         $   5.1     $  20.5
      Accounts payable and accrued liabilities                                     $ 217.0     $ 261.2
      Shareholders' equity:
        Redeemable preferred shares                                                $  34.2     $  34.4
        Common shares                                                              $ 763.1     $ 772.4
        Contributed surplus                                                        $    --     $   2.5
        Accumulated other comprehensive income                                     $  (3.4)    $  28.2
        Deficit                                                                    $(171.2)    $(221.6)

      Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 2000, 1999 and 1998:

                                                                    2000      1999       1998
                                                                  ----------------------------
      U.S. GAAP Pro Forma net income (loss) attributable to
      common shareholders after preferred dividends                $ 48.7    $(23.3)    $ 84.0

      U.S. GAAP Pro Forma net income (loss) per common share:
        Basic                                                      $ 0.42    $(0.20)    $ 0.78
        Diluted                                                    $ 0.42    $(0.20)    $ 0.77

                                                              2000        1999        1998
                                                            --------------------------------

      Risk-free interest rate                                 6.02%       5.04%       5.30%
      Dividend yield                                            nil         nil         nil
      Volatility factor of the expected market price
        of the Company's common stock                         0.509       0.495       0.483
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

24.   PENSION PLANS

      The Company maintains several defined contribution and three defined benefit pension plans for its employees. The components of the pension expense are as follows:


                                              2000     1999    1998
                                             -----------------------
      Defined contribution benefit plan      $ 6.3    $ 6.1    $4.4
      Defined benefit plan                     8.0      4.1     2.0
                                             -----------------------
      Pension expense                        $14.3    $10.2    $6.4
                                             -----------------------

      (A)   Defined Contribution Pension Plans

            Both the Company and the employees contribute to these plans based on the employees' earnings.

      (B)   Defined Benefit Pension Plans

            The Company's policy is to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by pension regulatory authorities.

            There  are  two  contributory   defined  benefit  plans  that  cover
            substantially all employees of Mitel Telecom Limited and Mitel Semiconductor Limited ("MSL"), two wholly owned subsidiaries of the Company. These plans provide pension benefits based on length of service and final pensionable earnings. Employee contributions are based on pensionable earnings. Actuarial reports in connection with these defined benefit plans, updated to March 31, 2000, were based on projections of employees' compensation levels to the time of retirement.

            For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

            The third defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan. The associated pension liability is calculated each year by the Pension Registration Institute and is insured in its entirety by Forsakringsbolaget Pensionsagaranti. The pension liability of $13.0 (76.9 SEK) (1999 - $13.2 (72.7 SEK)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

      The following table shows the plans' funded status reconciled with amounts reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                                      2000        1999
                                                                    --------------------
      Change in accrued pension benefits:
        Benefit obligation at beginning of year                       $ 96.5     $ 84.4
        Service cost                                                    11.6        5.8
        Interest cost                                                    5.7        5.6
        Plan participants' contributions                                 2.4       (2.0)
        Actuarial loss                                                   2.1        1.5
        Benefits paid                                                   (1.4)      (0.7)
        Foreign exchange                                                (6.0)       1.9
                                                                      ------------------
        Benefit obligation at end of year                             $110.9     $ 96.5
                                                                      ------------------

      Change in plan assets:
        Fair value of plan assets at beginning of year                $ 81.6     $ 70.3
        Actual return on plan assets                                     5.7        7.0
        Employer contributions                                           8.3        3.3
        Employee contributions                                           5.2         --
        Benefits paid                                                   (1.4)      (0.7)
        Foreign exchange                                                (4.9)       1.7
                                                                      ------------------
        Fair value of plan assets at end of year                      $ 94.5     $ 81.6
                                                                      ------------------

      Unfunded status                                                  (16.4)     (14.9)
      Unrecognized net actuarial loss                                    3.9        1.7
                                                                      ------------------
      Net pension benefit liability                                   $(12.5)    $(13.2)
                                                                      ==================

The net pension benefit liability is reflected in the consolidated balance sheet as follows:

                                                  2000        1999
                                                  -----------------
      Patents, trademarks and other                 0.9         --
      Pension liability                           (13.4)     (13.2)
                                                  -----------------
      Net pension benefit liability               (12.5)     (13.2)
                                                  =================

      Assumptions:

       Discount rate                                6%       6%-8%
       Compensation increase rate                 3%-5%      3%-6%
       Investment return assumption                 8%         8%

25.   FINANCIAL INSTRUMENTS

(A) Fair value

      The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term receivables, accounts payable, long-term debt, interest rate swaps and foreign exchange contracts. Due to the short-term maturity of cash and cash equivalents, short-term investments and accounts payable, the carrying values of these instruments are reasonable estimates of their fair value. The fair value of long-term debt was determined by discounting future payments of interest and principal at estimated interest rates that would be available to the Company at year-end. The fair value of the foreign exchange contracts reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The fair value of financial instruments approximate their carrying value with the following exceptions:

                                                            2000                       1999
                                                   -------------------------------------------------
                                                    Carrying      Fair         Carrying       Fair
                                                     amount      value          amount       value
                                                   -------------------------------------------------
      Long-term debt:
       Capital leases and other                      $ 80.7      $ 79.7          $ 90.5      $ 87.4
       Non-interest bearing 1996
        Canada-Quebec government loan                   4.2         3.6             4.2         3.2

      Derivatives
         Interest rate swap                              --         1.8              --        (1.9)

(B) Derivative financial instruments

      The Company operates globally, and therefore may experience risk that earnings and cash flows may be adversely impacted by fluctuations in foreign exchange. The Company uses forward and option contracts to manage foreign exchange risk. Generally, forward and option contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year. At March 31, 2000, the Company owned four Canadian dollar call option contracts outstanding for a total notional value of $40.0 U.S. dollars (1999 - $nil) and with maturities ranging from July to October, 2000. The total premium paid for the options was $1.2 and is deferred and amortized over the life of the options. The fair value of the options at March 31, 2000, was $0.5.

      The notional amounts for forward contracts represent the U.S. dollar equivalent of an amount exchanged. Most of the forward contracts mature within six months with the longest maturity extending to February, 2001. At March 31, 2000, deferred gains totaled $6.4 (1999 - $3.4) and deferred losses totaled $1.6 (1999 - $3.6). The following table presents the net notional amounts of the forward contracts in U.S. dollars:

              Buy (Sell): (U.S. dollars)                 2000          1999
                                                     ---------------------------

              Forward contracts:
                British pounds                             ($60.7)      $(142.3)
                Canadian dollars                              88.3        101.2
                Swedish krona                                  8.2          8.8
                Euro                                           2.6         (6.0)
                Italian lira                                    --         (5.2)
                French francs                                   --         (3.7)
                Other                                          0.6         (5.0)
                                                     ---------------------------
              Total                                         $ 39.0      $ (52.2)
                                                     ===========================

      On March 12, 1998, the Company entered into an interest rate swap to fix the interest on a portion of the AXELs Series B loan and the Tranche A Term Loan for a notional amount of $224.5 (U.S. $157.0). Since then, it has been reduced to $189.0 (U.S. $130.0), which is sufficient to cover the total outstanding balance of the two term loans. The base interest rate was fixed at 5.79% and the contract matures on March 2001. This interest rate swap is considered to be an effective hedge of the variable interest rate on the term loans. The Company is exposed to credit risk in the event of non-performance, but does not anticipate non-performance by the counterparty.

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

(E) Unused bank lines of credit

      The Company has a line of credit for $109.0 (U.S.$75.0), of which up to $29.1 (U.S.$20.0) is available for letters of credit. At March 31, 2000, $2.4 (U.S.$1.7) (1999 - $2.3) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit amounting to approximately $106.6 (U.S.$73.3) (1999 - $110.7) at a rate of interest based on a defined US base rate plus 0.75% or a successive three month LIBOR plus 1.75%. In June 2000, the line of credit is expected to be reduced by $13.0 (U.S. $8.9) as a result of excess cashflow at March 31, 2000, as defined by the credit agreement (see also note 11), and Mitel reaching its limit for mandatory prepayments on its AXELs Series B loan.

26.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                                      2000            1999           1998
                                                                  -------------------------------------------
      Net change in  non-cash  working  capital
      Balances  related to  operating activities:

      Accounts receivable                                             $ 26.0         $ (22.4)        $(65.6)
      Inventories                                                        1.1           (28.7)          (6.3)
      Accounts payable and accrued liabilities                         (14.7)          (75.4)          28.9
      Deferred revenue                                                   9.2             3.0            5.1
      Other                                                             (3.5)            0.3          (12.3)
                                                                  ------------------------------------------
                                                                      $ 18.1         $(123.2)        $(50.2)
                                                                  ==========================================
      Cash interest paid                                              $ 26.0         $  38.7         $  9.0
                                                                  ==========================================
      Cash taxes paid                                                 $  2.9         $  17.2         $  6.5
                                                                  ==========================================

27.   SUBSEQUENT EVENT

      On June 7, 2000, the Company announced it had entered into an agreement to acquire Vertex Networks, Incorporated, a California-based fabless semiconductor company providing high-performance solutions for the enterprise switching and WAN access markets, for 11 million common shares. The acquisition is expected to close before August 30, 2000, and will be accounted for by application of the purchase method of accounting. Accordingly, the fair value of the consideration will be determined by the fair value of the Company's common shares, as adjusted where appropriate, near the effective date of acquisition.

28.   COMPARATIVE FIGURES

      Certain of the 1999 and 1998 comparative figures have been reclassified so as to conform to the presentation adopted in 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors

      The following table sets forth the name, age and position with the Company of each director and nominee for director of the Company.

Name                             Age          Director Since                 Positions
Andre Borrel                     63           July 23, 1998                  Director

Jean-Jacques Carrier(4)          49           October 28, 1998               Director

Anthony L. Craig(2)              54           May 16, 1996                   Director

Hubert T. Lacroix(1,3,4)         44           July 21, 1992                  Director

Kirk K. Mandy(3,4)               44           July 23, 1998                  Director, President and CEO

Donald G. McIntyre               52           July 23, 1998                  Director

Donald W. Paterson(1,2)          67           May 16, 1996                   Director

Dr. Henry Simon(3,4)             70           July 21, 1992                  Director and Chairman

Dr. Semir D. Sirazi              45           September 27, 1999             Director

Peter van Cuylenburg(1,4)        52           March 15, 1996                 Director

Jonathan I. Wener(2)             49           July 21, 1992                  Director

(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)
(2)   Member of the Compensation and Human Resources Development Committee
(3)   Member of the Nominating Committee
(4)   Member of the Executive Committee

      Mr. Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel is a director of Chartered Semiconductors Manufacturing in Singapore, Microchemical System SA in Switzerland and Pixtech in the United States.

      Mr. Carrier joined the Company in 1993 as Vice President of Finance and Chief Financial Officer and became Senior Vice President of Finance and Chief Financial Officer in October 1998.

      Mr. Craig has been Chairman and CEO of Arbinet Holdings, an internet telecommunications exchange company since January 2000. From June 1998 to December 1999 he was President of Tamandra Inc. and, from 1996 to 1998, he was President and Chief Executive Officer of Global Knowledge Network. From October 1993 to January 1996, he was Vice President, World Wide Sales Operations of Digital Equipment Corporation and from June 1992 to June 1993, he was Senior Vice President, International for Oracle Corporation. Mr. Craig is also a director of Bell Industries.

      Mr. Lacroix has been Executive Chairman of Telemedia Corporation, a media and telecommunications company, since February 2000. Prior to his appointment, he was a partner with McCarthy Tetrault (law firm) since 1984; he still acts as special counsel to this firm. He is also a director of G.T.C. Group Transcontintal Ltd. and ITS Investments Limited Partnership.

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

      Mr. Paterson has been President of Cavandale Corporation, a strategic advisor, since September 1988. Mr. Paterson is also Chairman of NewGrowth Corporation and Utility Corporation and a director of Telepanel Systems Inc., Microforum Inc., Angoss Software Corporation and Lorus Therapeutics Inc.

      Dr. Simon is Chairman of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. From 1994 to 1996, he was Chief Executive Officer of Schroder Ventures Life Sciences Advisers and, from 1987 to 1996, he was a partner of Schroder Venture Advisers, a venture capital group in London, United Kingdom. He is chairman of Leica Microsystems and Strides Arcolab as well as a director of Chemunex S.A and Orchid Pharmaceuticals. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994.

      Dr. Sirazi has been a consultant to the semiconductor, networking and telecommunications industries since July 7, 1997. He has held a variety of executive management positions at U.S. Robotics/3COM and Zenith Electronics Corporation. He is an active advisor and investor to several private companies in the high-technology field and serves on the board of directors of these companies.

      Mr. van Cuylenburg has been an advisor to the Chairman of InterTrust Technologies Corporation since October 1999. He was President, DLT & Storage Systems Group, of Quantum Corporation from September 1996 to October 1999. From January 1996 to August 1996, he was an independent consultant to Xerox Corporation. From July 1993 to December 1995, he was Executive Vice President of Xerox Corporation and from April 1992 to May 1993, he was President of Next Computer. Mr. van Cuylenburg is also a director of QAD Inc. and PixelFusion Group plc

      Mr. Wener has been Director and President of Canderel Management Inc., a real estate investment company, since 1983. Mr. Wener is a founding member of the Urban Development Institute of Quebec. Mr. Wener is also a director of Laurentian Bank of Canada.

      There are no family relationships among directors, nominees for director or executive officers of the Company. Under the terms of the Company's By-Laws and the Canada Business Corporations Act, a majority of the directors must be resident Canadians.

STATEMENT OF CORPORATE GOVERNANCE PRACTICES

General

      In February 1995, The Toronto Stock Exchange Committee on Corporate Governance in Canada issued its final report containing a series of guidelines for effective corporate governance (these guidelines, as amended from time to time, are herein referred to as the "Governance Guidelines"). These guidelines, which are not mandatory, deal with the constitution of boards of directors and board committees, their functions, the effectiveness and education of board members, their independence from management, their relationship with management and shareholders and other means of ensuring sound corporate governance. The Toronto Stock Exchange has, in accordance with the recommendations contained in such report, adopted as a listing requirement that disclosure be made by each listed company of its corporate governance system with reference to the Governance Guidelines.

      In 1999, The Toronto Stock Exchange amended the Governance Guidelines and companies are now required to disclose their corporate governance practices with specific reference to each of the 14 Governance Guidelines.

      The Board of Directors and the members of the Company's management are committed to the highest standard of corporate governance. The Company's corporate governance practices comply with the Governance Guidelines. The Company's principal objective in directing and managing its business and affairs is to enhance shareholder value. The Company believes that effective corporate governance improves corporate performance and benefits all Shareholders.

      The Board of Directors of the Company has always endorsed the concept, principles and practices of sound corporate governance and believes that the Company is in substantial compliance with the Governance Guidelines.

      The following is a summary of the particulars of the system of corporate governance of the Company.

Mandate of the Board

      The Board of Directors establishes the overall policies for the Company and monitors and evaluates the Company's strategic direction and retains plenary power for those functions not specifically delegated by it to management.
Accordingly, the mandate of the Board of Directors is to supervise the management of the business and affairs of the Company with a view to evaluate, on an ongoing basis, whether the Company's resources are being managed in a manner consistent with enhancing Shareholder value, ethical considerations and corporate social responsibility. In order to better fulfill its mandate, the Board of Directors has formally acknowledged its responsibility for, among other matters:

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

      (vi) ensuring proper communication with Shareholders, customers and governments; and

      (vii) monitoring  the  efficiency  of  internal   control  and  management
            information systems,

and has taken, when necessary, specific measures in this respect.

      Long term goals and strategies for the Company are developed as part of its annual strategic planning process with the Board of Directors, which also includes the preparation of a detailed one-year operating plan. Through this process, led by the President and Chief Executive Officer and senior management of the Company, the Board of Directors adopts the operating plan for the coming financial year and monitors senior management's relative progress through a regular reporting and review process. The Board of Directors reviews on a quarterly basis the extent to which the Company has met the current year's operating plan.

      To comply with the Governance Guidelines which recommend that a board of directors should assume responsibility for succession planning, including appointing, training and monitoring senior management, the Board of Directors reviews all appointments of officers.

      The Board of Directors has put policies in place to ensure effective, timely and non-selective communications between the Company, its stakeholders and the public. The Board, or the appropriate committee thereof, reviews the content of the Company's major communications to Shareholders and the investing public, including the quarterly and annual reports, and approves the proxy circular, the annual information form and any prospectuses that may be issued. The disclosed information is released through mailings to Shareholders, news wire services, the general media and a home page on the internet.

      The Company has an investor relations group which responds to analyst, institutional and individual Shareholder inquiries and maintains a toll-free telephone line for ease of contact. Individual queries, comments or suggestions can be made at any time by calling or writing directly to the Company's registered office in Kanata, Ontario, Canada. In addition, the Company has a communications group to respond to inquiries from media, government and the public. Together, these groups deal with stakeholder concerns and ensure that all inquiries receive a full and timely response.

Composition of the Board and of its Committees

      The Governance Guidelines recommend that a board of directors be constituted of a majority of individuals who qualify as "unrelated directors". The Governance Guidelines define an "unrelated director" as a director who is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director's ability to act with a view to the best interests of the Company, other than interests and relationships arising from shareholding. The Governance Guidelines also make an informal distinction between "inside" and "outside" directors. The Governance Guidelines and related rules consider an inside director of a corporation to be a director who is an officer or employee of the corporation or any of its subsidiaries.

      The directors of the Company have examined the relevant definitions of the Governance Guidelines and have individually considered their respective interests in and relationships with the Company. As a consequence, the Board of Directors has determined that on a rigorous application of these definitions, it would be composed of eight unrelated directors out of eleven board members. Jean-Jacques Carrier, Senior Vice President of Finance and Chief Financial Officer, Kirk K. Mandy, President and Chief Executive Officer, and Donald G. McIntyre,

Senior Vice President, Human Resources, General Counsel and Secretary are considered to be related to the Company.

      The Governance Guidelines also recommend that a board of directors should examine its size. The Board of Directors believes that the number of eleven directors will be sufficient and appropriate to effectively conduct business. The Board of Directors, as presently constituted, brings together a mix of skills, backgrounds and individual attributes that the Board of Directors considers appropriate to the stewardship of the Company.

      The Governance Guidelines also recommend that, in circumstances where a corporation has a "significant shareholder" (that is, a shareholder with the ability to exercise the majority of the votes for the election of the directors of a corporation), the Board of Directors should include a number of directors who do not have interests in or relationships with either the corporation or the significant shareholder and should fairly reflect the investment in the corporation by shareholders other than the significant shareholder. The Company does not presently have a significant shareholder.

      A further Governance Guideline recommends that the Audit Committee be made up of outside and unrelated directors only. This guideline also states that other board committees should be comprised of outside directors, a majority of whom should be unrelated directors. The Company currently has four committees, being the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. All of these committees, as presently constituted, comply with the Governance Guideline recommendations. It is the intention of the Board of Directors to reevaluate from time to time the composition of the various committees.

      The four committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assist the Board of Directors in efficiently carrying out its responsibilities. Set out below is a general description of the committees of the Board and their respective mandates.

Audit Committee

      The Company has a standing Audit Committee. Information regarding the functions performed by the Audit Committee, its membership, and the number of meetings held during the fiscal year, is set forth in the "Report to the Audit Committee," included in this Form 10-K.

      The Audit Committee is presently composed of three outside and unrelated directors: Donald W. Paterson, Peter van Cuylenburg and Hubert T. Lacroix.

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

Nominating Committee

      The  mandate  of the  Nominating  Committee  is to  seek  out  and  review potential additional Board of Director candidates as submitted by search consultants retained by the Company, to evaluate the structure, responsibility and composition of committees of the Board of Directors and to make recommendations to the Board of Directors with respect thereto. The Nominating Committee is presently composed of two outside and unrelated directors: Dr. Henry Simon and Hubert T. Lacroix and one inside and related director: Kirk K. Mandy. In view of the contribution to the Company of the President and Chief Executive Officer, Kirk K. Mandy, the

Board of Directors considered the participation of Mr. Mandy in the Nominating Committee to be essential and concluded that he should continue to serve on such committee.

Executive Committee

      The mandate of the Executive Committee is to supervise, control and manage the business and affairs of the Company when the Board is not in session in order to execute in a timely fashion corporate plans and programs. The Executive Committee is presently composed of three outside and unrelated directors: Dr. Henry Simon, Peter van Cuylenburg and Hubert T. Lacroix and two inside and related directors: Kirk K. Mandy and Jean-Jacques Carrier. In view of the contribution to the Company of the President and Chief Executive Officer, Kirk
K. Mandy, and the focus on financial performance provided by the Senior Vice President of Finance and Chief Financial Officer, Jean-Jacques Carrier, the Board of Directors considered the participation of Messrs. Mandy and Carrier to be essential and concluded that they should continue to serve on such committee.

Independence from Management

      The Governance Guidelines state that the independence of a Board of Directors is most simply achieved by appointing a chair who is not a member of management. The Chairman of the Board is separate from management and ensures that the Board of Directors can function independently of management. In addition, the Board of Directors, from time to time, holds sessions at Board meetings without management present.

Decisions Requiring Prior Approval by the Board of Directors

      The Board of Directors has delegated to the President and Chief Executive Officer and senior management the responsibility for the day-to-day management of the business of the Company, subject to compliance with the plans approved from time to time by the Board of Directors. In addition to those matters, which must by law or by the articles of the Company be approved by the Board of Directors, the Board of Directors has specified limits to management's responsibility as recommended in the Governance Guidelines, and retains responsibility for significant changes in the Company's affairs, such as approval of major capital expenditures, debt and equity financing arrangements and significant acquisitions and divestitures.

Other

      The Board of Directors considers that orienting and educating new directors is an important element of ensuring responsible corporate governance and the Governance Guidelines recommend that a corporation should provide such an orientation and education program for new directors. Therefore, in addition to having extensive discussions with the Chairman of the Board of Directors and the President and Chief Executive Officer with respect to the business and operations of the Company, a new director receives a record of public and other information concerning the Company and prior minutes of recent meetings of the Board of Directors and applicable committees. The details of the orientation of each new director will be tailored to that director's individual needs and areas of interest. By ensuring that Board members are properly informed of the business of the Company, the Board considers that it complies with the Governance Guidelines.

      A singular position description has been adopted for each non-executive member of the Board of Directors.

      The Board of Directors has determined to retain general responsibility for dealing with corporate governance issues, while maintaining the flexibility of asking certain committees of the Board of Directors to address specific issues as they may arise from time to time. Therefore, a corporate governance committee will not be created at this time.

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

Executive Officers

      The names, ages and positions with the Company of the executive officers of the Company, other than Mssrs. Carrier, Mandy and McIntyre who are listed in the table of directors, are as follows:

Name                 Age       Positions
----                 ---       ---------

Paul Butcher         38        Senior Vice President and General Manager, Mitel
                               Communications Systems

Francois Cordeau     42        Senior Vice President and General Manager, Mitel
                               Semiconductor

Shirley J. Mears     45        Vice President, Treasurer

Tim Saunders         40        Vice President and Corporate Controller

Moris Simson         46        Senior Vice  President,  Strategy and  Corporate
                               Development  and Chief Technology and Marketing
                               Officer

      Mr. Butcher was appointed Senior Vice President and General Manager, Mitel Communications Systems on September 7, 1999. From March 1997 until May 1999, he was Managing Director, Business Communications Systems in the Europe Middle East and Africa ("EMEA") Division and prior to that Head of the Hybrid Division in EMEA from December 1993 to March 1997. Mr. Butcher joined the Company in 1984.

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

Item 11.  Executive Compensation

      The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 2000 was $5,594,906. This amount includes salary, bonuses, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

      The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 2000 for the provision of pension, retirement and similar benefits to the directors and executive officers the Company as a group was $288,971, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled a decrease of $14,668 for the above executive officers.

Summary Compensation Table

      The  following  table sets forth  compensation  information  for the three fiscal years ended March 31, 2000, March 26, 1999, and March 27, 1998, respectively, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

----------------------------------------------------------------------------------------------------------------------------
                                                         Annual Compensation
                                          ------------------------------------------------     Long-Term
                                                                                              Compensation
                                                                                                 Awards
                                                              Bonus           Other            Securities
            Name and                                         (Annual          Annual             Under           All Other
            Principal             Fiscal                    Incentive        Compen-            Options           Compen-
            Position               Year       Salary         Awards)        sation(1)           Granted          sation(3)
                                               ($)             ($)             ($)                (#)               ($)
----------------------------------------------------------------------------------------------------------------------------
Kirk K. Mandy                      2000      519,208         795,000             --              245,000            81,142
President and Chief                1999      434,089         100,000             --                   --            66,319
Executive Officer                  1998      289,206         270,000             --              100,000            47,458

Jean-Jacques Carrier               2000      281,025         275,000             --              110,000            44,150
Senior Vice President of           1999      266,836          40,000             --                   --            42,668
Finance and Chief Financial        1998      254,916         307,500             --               80,000            40,901
Officer

Moris Simson                       2000      259,352         275,000             --              100,000            38,026
Senior Vice President Corporate    1999           --              --             --                   --                --
Strategy & Development             1998           --              --             --                   --                --

Paul Butcher                       2000      259,229         275,000             --              134,100            25,453
Senior Vice President              1999      267,285          58,729             --                   --            95,515
and General Manager, Mitel         1998      231,586          76,730             --               67,000            18,907
Communications Systems

Francois Cordeau                   2000      255,435         275,000        143,729(2)           120,000           440,517
Senior Vice President and          1999      242,791          40,000        248,372(2)                --            36,971
General Manager, Mitel             1998      207,189         185,625             --              100,000            42,083
Semiconductor
----------------------------------------------------------------------------------------------------------------------------

(1) The value of benefits not exceeding the lesser of $50,000 and 10% of the sum of salary and bonuses has been omitted for each of these Named Executive Officers.

(2) Mr. Cordeau receives cost of living and other benefits under Mitel's expatriate plan. These amounts include cost of living expenses totaling $131,503 in Fiscal 2000 and $169,624 in Fiscal 1999.

(3) "All Other Compensation" includes contributions made and accrued by the Company to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled a decrease of $14,112.28 for the Named Executive Officers. It also includes amounts for the exercise of stock options based on the excess of the market price of the common shares on the date of exercise over the exercise price thereof.

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

      On January 11, 2000, the Board of Directors of the Company decided that all unvested stock options held by each director, the President and Chief Executive Officer, the five Senior Vice Presidents and any other executives of the Company as may be designated by the Board of Directors from time to time will be accelerated and become fully vested and immediately exercisable in the event of (i) the making by any person of a take-over bid (as defined in the Securities Act (Ontario)) for the common shares of the Company, or (ii) a change of control (whether in fact or in law and as more fully defined in such Board resolution) of the Company.

      Under the terms of the Option Plan, the maximum number of common shares as to which options may be granted is 16,000,000 (representing approximately 14% of the common shares outstanding as of May 18, 2000). As of May 18, 2000, the closing price of the common shares of the Company on The Toronto Stock Exchange was $29.45 and therefore the total market value as of such date of the 8,887,922 common shares (excluding 3,607,200 common shares as to which options have been previously exercised) that are or may be subject to options pursuant to the Option Plan was $261,749,303.

      During Fiscal 2000, the Company granted options to purchase up to 6,439,957 common shares to 2,111 employees and eight non-employee directors of the Company at an average exercise price of $13.03 per share, of which options for 785,000 common shares were granted to six executive officers at an average exercise price of $12.99 per share. During Fiscal 2000, one executive officer of the Company exercised options to purchase 47,500 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $400,987.50 as of such date.

      As at May 18, 2000, there were outstanding under the Option Plan options for an aggregate of 8,887,922 common shares at prices ranging from $1.10 to $37.35 per share and expiring at various dates through 2007. Of such options, options for an aggregate of 1,722,800 common shares were held by eight executive officers, three of whom are directors of the Company.

Stock Option Grants in Last Fiscal Year

      The following table sets forth certain information regarding options granted to the Named Executive Officers under the Option Plan during Fiscal 2000.

                        Option Grants During Fiscal 2000

=========================================================================================================================
                                                                                    Market Value
                                                % of Total                         of Securities
                                 Securities       Options                            Underlying
                                   Under        Granted to        Exercise          Options/SARS
                                  Options        Employees           or             on the Date
                                  Granted        in Fiscal      Base Price(1)         of Grant            Expiration
            Name                    (#)            2000         ($/Security)        ($/Security)             Date
-------------------------------------------------------------------------------------------------------------------------
Kirk Mandy                        145,000           2.4             7.68                 7.75            May 20, 2005
                                  100,000           1.6            19.11                19.25        January 12, 2006

Jean-Jacques Carrier               60,000            -- (2)         7.68                 7.75            May 20, 2005
                                   50,000            -- (2)        19.11                19.25        January 12, 2006

Moris Simson                       50,000            -- (2)         8.19                 8.30             May 3, 2005
                                   50,000            -- (2)        19.11                19.25        January 12, 2006

Paul Butcher                       34,100            -- (2)         7.68                 7.75            May 20, 2005
                                   50,000            -- (2)        10.55                11.20          August 12,2005
                                   50,000            -- (2)        19.11                19.25        January 12, 2006

Francois Cordeau                   70,000           1.2             7.68                 7.75            May 20, 2005
                                   50,000            -- (2)        19.11                19.25        January 12, 2006
=========================================================================================================================

(1) Exercise price is determined by the five day averaging formula as defined in the Option Plan and market value is the price on the date of grant.

(2)   The percentage of total options granted was less than 1%.

Year-End Option Values Table

      The following table summarizes, for each of the Named Executive Officers, the aggregate options exercised during Fiscal 2000 and option values at March 26, 1999.

                 Aggregated Options Exercised During Fiscal 2000
                        and Fiscal Year-End Option Values

==============================================================================================================================
                              Securities      Aggregate                                            Value of Unexercised
                               Acquired         Value            Unexercised Options at            In-the-Money Options
           Name              On Exercise      Realized               March 31, 2000                  at March 31, 2000
                                 (#)             ($)                      (#)                               ($)
                                                           -------------------------------------------------------------------
                                                             Exercisable     Unexercisable     Exercisable    Unexercisable
==============================================================================================================================
Kirk K. Mandy                    n/a                           171,250          353,750         4,041,313       7,572,013

Jean-Jacques Carrier             n/a                           147,500          142,500         3,985,675       3,249,175

Moris Simson                     n/a                                --          100,000                --       2,170,000

Paul Butcher                     n/a                            34,000          168,850           863,334       3,883,180

Francois Cordeau                47,500         400,988          28,750          170,000           634,238       3,990,975
==============================================================================================================================

Executive Termination Agreements

      The Company has entered into new executive termination arrangements with eight senior executives (the "Executives"), including the five Named Executive Officers, to provide for certain entitlements in the event of the involuntary termination of the Executives' employment with the Company in any circumstances considered to constitute a "termination without good legal cause", as such term is interpreted by the Courts of the Province of Ontario from time to time.

      The agreements generally provide that, in the event of such an involuntary termination of employment without good legal cause, the Executive would receive as compensation: (i) for one Executive - three times the Executive's annual base salary and annual target bonus, subject to a total minimum of $3,000,000, (ii) for five Executives - two times the Executive's annual base salary and annual target bonus, and (iii) for two Executives - one and one half times the Executive's annual base salary and average annual bonus, based on the actual bonus payments made to such Executive for the previous two fiscal years.

      In addition to such compensation, the agreements provide for continued contributions to the Executive Pension Plan and continuous group life and health benefits coverage during the three, two or one and one half year period, as applicable. In all cases, the Executives have a period of six months following the date of termination to exercise all stock options that are vested up to the end of the exercise period.

      These agreements replace the former VP Termination Policy of the Company as well as all previous compensation arrangements entered into with the Executives and were developed under the direction of the Compensation Committee in consultation with outside compensation and independent legal advisors in order to reflect current North American competitive market practices.

Compensation of Non-Employee Directors

      During the fiscal year ended March 31, 2000, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $10,000 and a director's fee of $2,000 for each meeting of the Board of Directors or any Committee thereof attended in person or $1,250 for each telephone meeting of the Board of Directors and for each day spent on the affairs of the Company, and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $6,000. The Company also pays the Chairman of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $100,000 (inclusive of Board and Committee meeting fees) and a per diem of $2,500 for attendance on Company business to an annual maximum of $50,000.

      The following table summarizes the aggregate unexercised options held by non-employee directors at May 18, 2000.

                  Option Information For Non-Employee Directors

      =====================================================================================
                  Date of Grant                  Unexercised Options at May 18, 2000
                                                     Exercisable / Unexercisable
      -------------------------------------------------------------------------------------
      January 26, 1993                                       100,000 / --
      -------------------------------------------------------------------------------------
      May 12, 1994                                           48,000 / --
      -------------------------------------------------------------------------------------
      May 17, 1995                                           60,000 / --
      -------------------------------------------------------------------------------------
      March 15, 1996                                         20,000 / --
      -------------------------------------------------------------------------------------
      May 16, 1996                                           90,000 / --
      -------------------------------------------------------------------------------------
      May 22, 1997                                         55,000 / 60,000
      -------------------------------------------------------------------------------------
      March 12, 1998                                       75,000 / 75,000
      -------------------------------------------------------------------------------------
      July 23, 1998                                         6,250 / 18,750
      -------------------------------------------------------------------------------------
      May 20, 1999                                           -- / 140,000
      -------------------------------------------------------------------------------------
      August 27, 1999                                        -- / 20,000
      -------------------------------------------------------------------------------------
      January 12, 2000                                       -- / 160,000
      =====================================================================================

Directors' and Officers' Liability Insurance

      As at May 18, 2000, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of U.S. $30,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 31, 2000 was Cdn. $294,711. No portion of these premiums was paid by the directors and officers of the Company. The policies provide for no deductible for any loss in connection with claims against a director or officer. For claims brought against the Company, relating to violations of United States securities laws governed by the United States Securities and Exchange Commission ("SEC"), the deductible is U.S. $500,000. For other claims brought against the Company in Canada, the deductible is Cdn. $100,000. For claims brought against the Company in the United States (excluding SEC violations) and the rest of the world, the deductible is U.S. $250,000.

Indebtedness of Officers, Directors and Employees

      As at May 18, 2000, no officer, director or employee or former officer, director or employee of the Company or its subsidiaries was indebted to the Company in connection with the purchase of securities of the Company.

      As at May 18, 2000, the aggregate amount of outstanding indebtedness to the Company incurred, other than in connection with the purchase of securities of the Company and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Company or its subsidiaries amounted to $256,300.

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

Annual Incentive Compensation Arrangements

      The Company's annual incentive plans are intended to incent individuals to focus on achievement of current year Operating Income targets and key strategic performance objectives within each of the business units. Individual target awards and performance weightings within the plans are dependent on the individual's ability to influence results. Operating Income targets are set by the Board of Directors at the commencement of the fiscal year and awards for business unit and individual performance are payable if the corporate Operating Income is at least 75% of target performance. Payments may be made for performance below this threshold at the Board of Directors' discretion.

Long-Term Incentive

      Options  to  purchase  common  shares are  granted to the Named  Executive
Officers and other key employees to sustain commitment to long-term profitability and maximize shareholder value over the long term. Under the terms and conditions of the Option Plan, participants are granted options which are exercisable for periods of time determined by the Compensation Committee to a maximum of ten years following the date of grant at an exercise price equal to the average market price of the Company's common shares on The Toronto

Stock Exchange during the five trading day period immediately preceding the date of grant. See "Executive Compensation - 1991 Stock Option Plan for Key Employees and Non-Employee Directors".

Compensation of the President and Chief Executive Officer

      In July 1998,  Kirk K. Mandy was appointed  President and Chief  Executive
Officer  of  the  Company.   Mr.  Mandy's   compensation  was  approved  by  the
Compensation Committee and the Board of Directors.

      The base salary and long-term incentive components of Mr. Mandy's compensation are determined in accordance with the policies applying to all executive officers of the Company. Mr. Mandy's current base salary is $530,000.

      Mr. Mandy's annual discretionary bonus is determined, at each fiscal year end, based on the Compensation Committee's assessment of Mr. Mandy's performance, particularly in improving the Company's long-term profitability and financial condition. For Fiscal 2000, Mr. Mandy earned a bonus of $795,000 based on the Company's profitability.

The Compensation Committee of the Board of Directors, whose names are set out below, has approved the issue of this Report on Executive Compensation and its inclusion in this Circular.

Mr. Anthony L. Craig
Mr. Donald W. Paterson
Mr. Jonathan I. Wener

Performance Graph

      The following graph compares the cumulative total Shareholder return on $100 invested in common shares of the Company with the cumulative total return of The Toronto Stock Exchange 300 Stock Index for the five most recently completed fiscal years, assuming reinvestment of all dividends.

[The following table was depicted as a bar chart in the printed material.]

                   March 31, 1995   March 29, 1996   March 28, 1997   March 27, 1998   March 26, 1999   March 31, 2000
                   ---------------------------------------------------------------------------------------------------
-- -- -- MITEL          $100             $131             $104             $276             $161             $533
----------------------------------------------------------------------------------------------------------------------
-------- TSE 300        $100             $118             $144             $187             $166             $240
----------------------------------------------------------------------------------------------------------------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as at May 18, 2000 with respect to (1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, each of the Named Executive Officers and all executive officers and directors as a group.

                                            Class of Shares             Amount Beneficially Owned       Percent of Class(1)
Name and Address
The CC&L Financial Services Group                common                        6,904,740                        6.1
     1200 Cathedral Place
     925 West Georgia Street
     Vancouver, BC  V6C 3L2

Knight Bain Seath & Holbrook Capital             common                        6,496,270                        5.7
     Management Inc.
     1 Toronto Street, Ste. 708
     Toronto, ON  L1N 6J5

Andre Borrel                                     common                           11,250                        (6)
     Chemin du bois de Seyme, 1
     1253 Vandoeuvres - GE - Suisse

*Paul Butcher                                    common                           58,775                        (6)

*Jean-Jacques Carrier                            common                          207,500                        (6)

*Francois Cordeau                                common                           60,000                        (6)

Anthony L. Craig                                 common                           38,950                        (6)
     33 Whitehall Street, 19th Floor
     New York, NY 10004

Hubert T. Lacroix                                common                          155,028                        (6)
     1 Place Ville Marie, Suite 3333
     Montreal, Quebec H3B 3N2

*Kirk K.  Mandy                                  common                          231,750                        (6)

*Donald G. McIntyre                              common                          136,250                        (6)

*Shirley Mears                                   common                           41,350                        (6)

Donald W. Paterson                               common                           54,500                        (6)
     141 Adelaide St. West, Suite 1200
     Toronto, Ontario M5H 3L9

*Tim Saunders                                    common                           21,325                        (6)

Dr. Henry Simon                                  common                          197,500                        (6)
     1 Telegraph Hill
     London, England NW3 7NU

*Moris Simson                                    common                           12,500                        (6)

Dr. Semir D. Sirazi                              common                              nil                        (6)
     500 Elmwood Ave
     Wilmette, Illinois 60091

Peter van Cuylenburg                             common                           52,500                        (6)
     720 Bair Island Road
     Redwood City, CA  94063

Jonathan I. Wener                                common                          247,980(4)                     (6)
     2000 Peel Street, Suite 900
     Montreal, Quebec H3A 2W5

16  directors  and  executive  officers  as a    common                        1,527,158
group(3,5)                                       R&D Preferred                       nil

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

(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Borrel - 11,250; Mr. Butcher - 56,275; Mr. Carrier
      -  177,500;  Mr.  Cordeau - 60,000;  Mr.  Craig -  37,500;  Mr.  Lacroix -
      146,500;  Mr. Mandy - 228,750; Mr. McIntyre - 125,750; Ms. Mears - 41,350;
      Mr. Paterson - 52,500; Mr. Saunders - 21,325; Dr. Simon - 72,500; Mr. Simson - 12,500; Dr. Sirazi - nil; Mr. van Cuylenburg - 52,500 and Mr. Wener - 146,500.

(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 53,750; Mr. Craig - 52,500; Mr. Lacroix - 52,500; Mr. Paterson - 52,500; Dr. Simon - 52,500;
      Dr. Sirazi - 40,000; Mr. van Cuylenburg - 52,500, and Mr. Wener - 52,500.

(4) The holdings of Mr. Wener are held by and registered in the name of MOI-MEME Holdings Inc. Mr. Wener is the sole shareholder of MOI-MEME Holdings Inc.

(5) The holdings of one executive officer exclude 2,100 common shares held of record by his spouse and children, as to which he disclaims beneficial ownership.

(6)   Represents less than 1% of the class.

      Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

      Item 13. Certain Relationships and Related Transactions

      During the fiscal year ended March 31, 2000, the Company retained the law firm of McCarthy Tetrault, of which Hubert T. Lacroix, a member of the Board of Directors, was a partner until January 31, 2000.

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            a) The following financial statements and supplementary data are filed as part of this report under Item 8:

      1. Consolidated Financial Statements.                                                          Page Number
                                                                                                  (within the 10-K)
         Auditor's Report to the Shareholders                                                             42

         Consolidated Balance Sheets at March 31, 2000, March 26, 1999 and March 27, 1998                 44

         Consolidated Statements of Income and Retained Earnings for the fiscal years ended
         March 31, 2000, March 26, 1999 and March 27, 1998                                                45

         Consolidated Statements of Cash Flows for the fiscal years ended
         March 31, 2000, March 26, 1999 and March 27, 1998                                                47

         Notes to the Consolidated Financial Statements                                                   48

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

      3. Exhibits

      Exhibit             Description
      Number

      2.1 Agreement and Plan of Reorganization and Merger by and among Mitel Corporation, U.S. Acquisition Corp. and Vertex Networks, Incorporated ("Vertex"), dated as of June 6, 2000 (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Form 8-K filed on June 21, 2000). Except for the Escrow Agreement and Restricted Stock Agreement listed below as Exhibits 2.2 and 2.3, respectively, the following exhibits to the Merger Agreement have been omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Commission upon request.

                Omitted exhibits:

                Exhibit A   Form of  Merger Agreement
                Exhibit C   2000 Financial Statements
                Exhibit D   Form of Written Consent and Agreement
                Exhibit E   Form of Purchaser/Acquisition Corp. Tax
                            Representation Letter
                Exhibit F-1 Form of Employment Agreement (Founders)
                Exhibit F-2 Form of Employment Agreement (Non Founders) Exhibit G-1 Form of Non-competition Agreement (Founders) Exhibit G-2 Form of Non-competition Agreement (Non Founders) Exhibit H-1 Form of Lock Up Agreement
                Exhibit H-2 Form of Lock Up Agreement (Designated Employees)
                Exhibit I   Form of Voting Agreement
                Exhibit J   Form of Affiliate Agreement
                Exhibit L   Form of Opinion of Counsel to the Company
                Exhibit M   Form of Shareholder Letter
                Exhibit N   Form of FIRPTA Notification Letter
                Exhibit O   Form of Opinion of Counsel to Purchaser

      2.2 Form of Escrow Agreement to be executed and delivered by the Company, the Shareholder Representatives (as defined in the Merger Agreement) and the Escrow Agent named therein (incorporated by reference to Exhibit 2.2 to Form 8-K filed on June 21, 2000).

      2.3 Form of Restricted Stock Agreement to be executed and delivered by the Company and certain holders of capital stock of Vertex (incorporated by reference to Exhibit 2.3 to Form 8-K filed on June 21, 2000).

      3.1             Articles  of  Continuance  of  the Company  and Amendments
                thereto   (incorporated   by   reference   to  Exhibit   3.1  to
                Registration Statement No.2-88432 on Form S-1)

      3.2 Certificate and Articles of Amendment of Mitel Corporation dated May 16, 1984 (incorporated by reference to
                Exhibit 3.2 to Form 10-K for the fiscal year ended  February 24,
                1984)

      3.3 Certificates and Articles of Amendment of Mitel Corporation dated June 27, 1984, September 7, 1984 and October 9, 1984 (incorporated by reference to Exhibit 3.3 to Form 10-K for the fiscal year ended February 22, 1985)

      3.4             Certificate   and   Articles   of    Amendment   of  Mitel
                Corporation  dated May 23, 1986  (incorporated  by  reference to
                Exhibit 3.4 to Form 10-K for the fiscal year ended March 28,

                1986)

      3.5 Certificate and Articles of Amendment of Mitel Corporation dated May 27, 1987 (incorporated by reference to
                Exhibit  3.5 to Form 10-K for the fiscal  year  ended  March 25,
                1988)

      3.6 Certificate and Articles of Amendment of Mitel Corporation dated January 21, 1988 (incorporated by reference to
                Exhibit  3.6 to Form 10-K for the fiscal  year  ended  March 25,
                1988)

      3.7            By-Laws  of  the  Company  (incorporated  by  reference  to
                Exhibit  3.7 to Form 10-K for the fiscal  year  ended  March 29,
                1996)

      3.8 Certificate and Articles of Amendment of Mitel Corporation dated August 24, 1995 (incorporated by reference to
                Exhibit  3.8 to Form 10-K for the fiscal  year  ended  March 29,
                1996)

      10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Mitel Telecom Limited, Portskewett, Gwent, Wales and Mitel Corporation, Kanata, Ontario, Canada (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 27, 1998)

      10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27, 1998)

      10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27, 1998)

      10.4(a)        Credit   Agreement,  dated   as  of  February 12, 1998 (the
                "Credit Agreement"), between Goldman Sachs Credit Partners L.P., as advisor, arranger and syndication agent, Canadian Imperial Bank of Commerce, as administrative agent, the Lenders listed therein, and Mitel Corporation, as borrower (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 27,
                1998)

      10.4(a)        First  Amendment  and  Limited  Waiver to Credit Agreement,
                dated as of March 16, 1998 10.4(b) (incorporated by reference to Exhibit 10.4 (b) to Form 10-K for the fiscal year ended March 26, 1999)

      10.4(c)        Second   Amendment  and  Limited  Waiver  to  Credit
                Agreement, dated August 6, 1998 (incorporated by reference to
                Exhibit 10.4 (c) to Form 10-K for the fiscal year ended March 26, 1999)

      10.4(d)        Third  Amendment to Credit Agreement dated October 23, 1998
                (incorporated by reference to Exhibit 10.4 (d) to Form 10-K for the fiscal year ended March 26, 1999)

      10.4(e)        Fourth Amendment to Credit Agreement dated  January 4, 1999
                (incorporated by reference to Exhibit 10.4 (e) to Form 10-K for the fiscal year ended March 26, 1999)

      10.4(f)        Fifth Amendment  to  Credit  Agreement  dated  May 19, 1999
                (incorporated by reference to Exhibit 10.4 (f) to Form 10-K for the fiscal year ended March 26, 1999)

      21        Subsidiaries of the Company

      23        Consent of Ernst & Young

      24        Power of Attorney (included on the signature page to this Form
                10-K)

      27        Financial Data Schedule


            (b) Reports on Form 8-K. No Current Reports on Form 8-K were filed by the Company in the fourth quarter of the fiscal year ended March 31, 2000.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    MITEL CORPORATION

                                                    By: /s/ Kirk K. Mandy
                                                       -------------------------
                                                        (Kirk K. Mandy)
  Dated: June 22, 2000                                  President and Chief
                                                        Executive Officer

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


    Signature                                  Title                           Date

    /s/ Henry Simon                    Chairman of the Board                   June 22, 2000
    --------------------------
    (Henry Simon)

    /s/ Kirk K. Mandy                  President and Chief Executive Officer   June 22, 2000
    --------------------------
    (Kirk K. Mandy)

    /s/ Andre Borrel                   Director                                June 22, 2000
    --------------------------
    (Andre Borrel)

    /s/ Jean-Jacques Carrier           Senior Vice  President  of Finance      June 22, 2000
    --------------------------         and Chief Financial Officer
    (Jean-Jacques Carrier)

    /s/ Anthony L. Craig               Director                                June 22, 2000
    --------------------------
    (Anthony L. Craig)

    /s/ Peter van Cuylenburg           Director                                June 22, 2000
    --------------------------
    (Peter van Cuylenburg)

    /s/ Hubert T. Lacroix              Director                                June 22, 2000
    --------------------------
    (Hubert T. Lacroix)

    /s/ Donald G. McIntyre             Senior Vice President of Human          June 22, 2000
    --------------------------         Resources, General Counsel and
    (Donald G. McIntyre)               Secretary

    /s/ Donald W. Paterson             Director                                June 22, 2000
    --------------------------
    (Donald W. Paterson)

    /s/ Semir D. Sirazi                Director                                June 22, 2000
    --------------------------
    (Semir D. Sirazi)

    /s/ Jonathan I. Wener              Director                                June 22, 2000
    --------------------------
    (Jonathan I. Wener)

                                   SCHEDULE II

                                MITEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 31, 2000
                        (in millions of Canadian dollars)

                                    Additions

                                      Balance,                           Charged to                         Balance,
                                     Beginning         Charged to          other                              End
         Description                 of Period           expense          accounts        Deductions       of Period

         Allowance for doubtful accounts:

         Fiscal 2000                    $  8.7             $2.6                --           ($3.3)           $ 8.0

         Fiscal 1999                      10.2              0.2                --            (1.7)             8.7

         Fiscal 1998                       9.8              5.2                --            (4.8)            10.2


         Restructuring and other provisions:

         Fiscal 2000                    $ 32.2               --                --          ($32.2)           $  --

         Fiscal 1999                      59.3             13.7               0.4           (41.2)            32.2

         Fiscal 1998                      12.6              0.2(1)           54.5            (8.0)            59.3

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

      Bluetooth(TM): The industry name for a radio system specification that allows very short-range transmission of voice and data between electronic devices, without connecting wires.

      Broadband Connectivity: A new term that refers to moving and connecting high volumes of different types of traffic (voice, data and image) over different networks (copper wire, cable, fiber-optic and wireless).

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

      Data  Integrated  Voice  Applications   Architecture:   A  Mitel  software
architecture that delivers the full set of capabilities needed to support Voice-over-IP in the enterprise.

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

      Gigabit Ethernet: Transmission protocol over a LAN that operates at a speed of gigabit (10 billion bits) per second.

      Indium Phosphide: A compound semiconductor material made of Indium and Phosphorus.

      Integrated Circuit ("IC"): A single electronic device that contains thousands of previously separate (discrete) components. An IC is produced on a small slice of semiconductor material, commonly silicon.

      Internet  Protocol  ("IP"):   Part  of  the  TCP/IP  family  of  protocols
describing software that tracks the Internet address of nodes, routes outgoing messages, and recognizes incoming messages.

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

      Natural Speech Recognition: The ability of a computer to recognize naturally spoken words, without requiring the speaker to "train" the system.

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

      Radio Frequency ("RF"): Electromagnetic waves operating between 10 kHz and 3 MHz, propagated without wire or cable in free space.

      Set-Top Box: The electronic box that sits on top of or near a TV, and interfaces between the TV and the network.

      Short-Reach Optical Interconnect: The use of fiber-optic modules and components to interconnect boards, backplanes, shelves and racks within and between switches, routers, and transport equipment.

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

      Time Division Multiplex ("TDM"): A technique for transmitting separate data, voice and video simultaneously over one continuous medium.

      Unified Messaging: Software that integrates voice, fax, e-mail, and multimedia messaging.

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

      Voice-over-Internet Protocol ("VoIP"): The movement of voice traffic over an Internet Protocol network.

      WAN: Wide Area Network that connects computers distributed throughout a city or even larger area.

      Wireless: Wireless originally meant radio, but now refers to different modes of communication without wires. Cellular is wireless in the strictest sense of the term, but wireless now includes wireless systems that work within a building.

      Wireline: The transmission of information over wires - for example, conventional, wired telephone systems.

                       SECURITIES AND EXCHANGE COMMISSION
                                MITEL CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE PERIOD ENDING MARCH 31, 2000

                                    EXHIBITS