Form 10-Q
period 2000-06-30
MITEL CORP
filed 2000-08-10
CIK 352435

http://www.mitel.com

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Yes  (X)     No  ( )

The number of common shares outstanding as at August 4, 2000 was 114,458,446.

                                MITEL CORPORATION

                                      INDEX

PART I.  FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets -
         June 30, 2000 and March 31, 2000 .................................    3

         Consolidated Statements of Retained Earnings -
         Three months ended June 30, 2000 and June 25, 1999 ...............    4

         Consolidated Statements of Income -
         Three months ended June 30, 2000 and June 25, 1999 ...............    5

         Consolidated Statements of Cash Flows -
         Three months ended June 30, 2000 and June 25, 1999 ...............    6

         Notes to the Consolidated Financial Statements ...................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS ..............................   14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ......................................................   20

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   21

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                            June 30,   March 31,
                                                              2000       2000
                                                           --------------------
ASSETS

Current assets:
  Cash and cash equivalents                                $   94.0    $  195.5
  Short-term investments                                       71.9        32.9
  Accounts receivable                                         294.6       288.2
  Inventories (note 4)                                        197.4       187.7
  Prepaid expenses and other                                   39.7        37.2
  Future income tax assets                                      9.5         9.5
                                                           --------------------
                                                              707.1       751.0

Long-term receivables (note 5)                                 22.5        21.7
Fixed assets (note 6)                                         445.0       457.4
Acquired intangible assets (note 7)                             1.2         3.0
Patents, trademarks and other (note 8)                          8.9        11.3
                                                           --------------------
                                                           $1,184.7    $1,244.4
                                                           ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 9)        $  190.4    $  215.4
  Income and other taxes payable                               10.8        26.2
  Future income tax liabilities                                11.7        11.7
  Deferred revenue                                             43.6        44.1
  Current portion of long-term debt                            30.5        57.9
                                                           --------------------
                                                              287.0       355.3
Long-term debt                                                211.1       217.5
Pension liability                                              17.7        13.4
Future income tax liabilities                                  24.7        27.2
                                                           --------------------
                                                              540.5       613.4
                                                           --------------------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                          37.0        37.0
     Common shares                                            328.2       325.6
  Contributed surplus                                           9.2         9.2
  Retained earnings                                           283.3       262.6
  Translation account (note 11)                               (13.5)       (3.4)
                                                           --------------------
                                                              644.2       631.0
                                                           --------------------
                                                           $1,184.7    $1,244.4
                                                           ====================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                              Three Months Ended
                                                              June 30,  June 25,
                                                                2000      1999
                                                              ------------------
Retained earnings, beginning of period (as previously
  reported)                                                    $267.4    $218.4

Change in accounting policy for income taxes (note 2)            (4.8)     --
                                                               ----------------

Retained earnings, beginning of period (as restated)            262.6     218.4

Net income (loss) for the period                                 21.5      (4.6)
                                                               ----------------
                                                                284.1     213.8

Cost of common share repurchase (note 10)                        --        (0.7)

Dividends on preferred shares (note 10)                          (0.8)     (0.8)
                                                               ----------------

Retained earnings, end of period                               $283.3    $212.3
                                                               ================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------

Revenue                                                     $ 328.8     $ 311.2
                                                            -------------------
Cost of sales:
  Cost of sales other than amortization                       150.4       151.2
  Amortization of manufacturing assets                         17.0        17.5
                                                            -------------------
                                                              167.4       168.7
                                                            -------------------
Gross margin                                                  161.4       142.5
                                                            -------------------

Expenses:
  Selling and administrative                                   87.7        85.4
  Research and development (net) (note 13)                     39.7        38.8
  Amortization of acquired intangibles                          3.2        17.1
                                                            -------------------
                                                              130.6       141.3
                                                            -------------------
Operating income                                               30.8         1.2
Interest income                                                 3.0         1.9
Interest expense                                               (5.3)       (5.2)
Debt issue costs                                               (0.6)       --
                                                            -------------------
Income (loss) before income taxes                              27.9        (2.1)
Income tax expense                                              6.4         2.5
                                                            -------------------

Net income (loss) for the period                            $  21.5     $  (4.6)
                                                            ===================

Net income (loss) attributable to common
 shareholders after preferred share dividends               $  20.7     $  (5.4)
                                                            ===================

Net income (loss) per common share (notes 3 & 10):
      Basic and fully diluted                               $  0.18     $ (0.05)
                                                            ===================

Weighted average number of common shares
  outstanding (millions):
      Basic                                                   114.2       116.5
                                                            ===================
      Fully diluted                                           122.6       116.5
                                                            ===================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss) for the period                           $ 21.5      $ (4.6)
  Amortization of capital and other assets                     31.1        43.4
  Investment tax credits                                       --           1.4
  Loss (gain) on sale of capital assets                         2.0        (0.1)
  Future income taxes                                          (2.5)       (3.1)
  Change in pension liability                                   0.1         0.3
  (Increase) decrease in working capital
    (note 17)                                                 (51.5)       20.2
                                                             ------------------
    Total                                                       0.7        57.5
                                                             ------------------

Investing activities:
  Change in short-term investments                            (38.7)      (48.2)
  Additions to capital and other assets                       (24.6)      (13.6)
  Proceeds from disposal of capital assets                      0.6         0.1
  Net change in non-cash balances related
    to investing activities                                    (2.3)       (9.4)
                                                             ------------------
     Total                                                    (65.0)      (71.1)
                                                             ------------------

Financing activities:
  Repayment of long-term debt                                 (27.1)       (2.7)
  Repayment of capital lease liabilities                      (12.0)       (9.9)
  Dividends on preferred shares                                (0.8)       (0.8)
  Issue of common shares (note 10)                              2.6         0.1
  Repurchase of common shares (note 10)                        --          (6.4)
                                                             ------------------
     Total                                                    (37.3)      (19.7)
                                                             ------------------

Effect of currency translation on cash                          0.1        (1.8)
                                                             ------------------
Decrease in cash and cash equivalents                        (101.5)      (35.1)

Cash and cash equivalents, beginning of period                195.5       125.3
                                                             ------------------
Cash and cash equivalents, end of period                     $ 94.0      $ 90.2
                                                             ==================

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 30, 2000 and the results of operations and the changes in financial position for the three month periods ended June 30, 2000 and June 25, 1999, in accordance with accounting principles generally accepted in Canada. (See also Note 16).

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 31, 2000. The Company's fiscal year-end is the last Friday in March.

      Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Change in accounting policies

      a) Income taxes

      In the first quarter ended June 30, 2000, the Company adopted the new recommendations of Section 3465 of the Canadian Institute of Chartered Accountants ("CICA") Handbook "Income Taxes" and has applied the provisions retroactively without restatement of the prior periods' financial statements. The cumulative adjustment to opening retained earnings was a reduction of $4.8 as a result of the change in accounting policy. In addition, current future income tax assets increased by $9.5; current investment tax credits ("ITCs") recoverable increased by $6.4; long-term ITCs recoverable increased by $3.0; current income taxes payable decreased by $5.4; current future income tax liabilities increased by $11.7; and long-term future income tax liabilities increased by $17.4.

      The new recommendations require the Company and its subsidiaries to adopt the liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. Future income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Future income tax assets are evaluated and if realization is not considered "more likely than not", then a valuation allowance is recorded.

      b) Employee future benefits

      In the first quarter ended June 30, 2000, the Company also adopted the new CICA recommendations for employee future benefits. Under these new rules, the costs of retirement benefits, other than pensions, and certain post-employment  benefits  are  recognized  over the  period  in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs. The new CICA recommendations were adopted prospectively with the transition obligation amortized over the average period on which benefits are expected to be paid. Adopting the new rules for employee future benefits resulted in no material impact on the Company's financial position or results of operations.

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

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
      Net income (loss) as reported                          $ 21.5      $ (4.6)

      Adjusted Net Income, as adjusted for:
        Amortization of acquired intangibles                    3.2        17.1
        Debt issue costs                                        0.6        --
                                                             ------------------

      Adjusted Net Income                                    $ 25.3        12.5
                                                             ==================

      Adjusted Net Income per common share - basic           $ 0.21      $ 0.10
                                                             ==================

4.    Inventories:

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Raw materials                                          $ 55.8      $ 53.5
      Work-in-process                                          78.1        68.3
      Finished goods                                           63.5        65.9
                                                             ==================
                                                             $197.4      $187.7
                                                             ==================

5.    Long-term receivables

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Investment tax credits recoverable                     $  7.8      $  7.8
      Promissory note, bearing interest at 8%,
        payable annually,  due in June 2004
        and against which a first deed on real
        property was pledged as security                        6.7         6.1
      Other long-term receivables                               8.0         7.8
                                                             ------------------
                                                             $ 22.5      $ 21.7
                                                             ==================

6.    Fixed assets:

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Cost                                                   $832.4      $826.9
      Accumulated amortization                               (387.4)     (369.5)
                                                             ==================
                                                             $445.0      $457.4
                                                             ==================

7.    Acquired intangible assets

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Cost:
        In-process technology                                $ --        $  5.2
        Developed technology                                   --          23.7
        Customer base and work force                            1.3        11.6
        Goodwill                                               --           6.3
                                                             ------------------
                                                                1.3        46.8
                                                             ------------------
      Less accumulated amortization:
        In-process technology                                  --           4.7
        Developed technology                                   --          22.4
        Customer base and work force                            0.1        10.9
        Goodwill                                               --           5.8
                                                             ------------------
                                                                0.1        43.8
                                                             ------------------
                                                             $  1.2      $  3.0
                                                             ==================

      Fully amortized acquired intangibles of $46.8 were removed from the accounts of the Company at June 30, 2000.

8.    Patents, trademarks and other

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Cost:
        Patents, trademarks and other                        $ 15.3      $ 16.3
        Deferred debt issue costs                               7.6         8.5
                                                             ------------------
                                                               22.9        24.8
                                                             ------------------
      Less accumulated amortization:
        Patents and trademarks                                 10.1         9.7
        Deferred debt issue costs                               3.9         3.8
                                                             ------------------
                                                               14.0        13.5
                                                             ------------------
                                                             $  8.9      $ 11.3
                                                             ==================

9.    Accounts payable and accrued liabilities

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Trade payables                                         $ 53.6      $ 68.5
      Employee-related payables                                34.1        34.9
      Other accrued liabilities                               102.7       112.0
                                                             ------------------
                                                             $190.4      $215.4
                                                             ==================

10.   Capital stock:

      a)

                                                          June 30,     March 31,
                                                            2000         1999
                                                        ------------------------
      Shares outstanding:
        Preferred shares - R&D Series                     1,607,900    1,607,900
        Common shares                                   114,333,671  113,997,734

      There were nil preferred shares repurchased during the three months ended June 30, 2000.

      On June 5, 2000, the Company announced its intention to continue its normal course issuer bid program for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30,
      2000) between June 9, 2000 and June 8, 2001. All repurchased shares will be cancelled. In the quarter ended June 30, 2000, no shares were repurchased under the normal course issuer bid.

      b)    A summary of the Company's stock option activity is as follows:

                                                         Three Months Ended
                                                     June 30,          June 25,
                                                      2000               1999
                                                  ------------------------------
      Outstanding options:
      Balance, beginning of period                 9,017,262          5,918,988
      Granted                                        284,500          2,454,100
      Exercised                                     (335,937)           (12,225)
      Forfeited                                     (168,788)          (336,600)
                                                  -----------------------------
      Balance, end of period                       8,797,037          8,024,263
                                                  =============================

      Available for grant at June 30, 2000 were 6,575,536 (March 31, 2000 - 6,691,248) common shares. The exercise prices on stock options outstanding range from $1.10 to $38.23 per share with exercise periods extending to January 2008.

      c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds that would have been received.

11.   The following table summarizes changes in the translation account:

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
      Balance, beginning of period                           $ (3.4)     $ 28.2
      Increase:
        Movements in exchange rates -
           United Kingdom Pound Sterling                      (17.2)      (17.0)
           United States Dollar                                 5.7        (8.8)
           Swedish Krona                                        1.5        (1.2)
           Other currencies                                    (0.1)       (0.5)
                                                             ------------------
      Balance, end of period                                 $(13.5)     $  0.7
                                                             ==================

12. The Company has not declared or paid any dividends on its common shares. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.   Research and Development

      The research and development expenses were net of $3.4 in R&D government assistance, including ITCs, for the three month period ended June 30, 2000 (three months ended June 25, 1999 - $1.2).

14.   Acquisition

      On July 28, 2000, the Company acquired privately-held Vertex Networks, Incorporated ("Vertex"), a California-based fabless semiconductor company providing silicon solutions for the enterprise switching and Wide Area Network access markets. Mitel acquired Vertex in a share transaction for 11 million newly issued common shares valued at approximately $300. The fair value of the consideration was determined by the fair value of the Company's common shares near the effective date of acquisition. The acquisition will be accounted for by application of the purchase method of accounting.

15.   Information on business segments

      The Company's reportable business segments include the Mitel Semiconductor ("Semiconductor") group and the Mitel Communications Systems ("Systems") group. Reportable segments are business units that offer different products and services and are managed separately because of their different manufacturing and distribution processes.

      The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest income or interest expense and income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                          Unallocated
Three Months Ended June 30, 2000             Semiconductor    Systems        Costs          Total
                                             -------------    -------     -----------       -----
Total external sales revenue                   $  183.8      $  145.0       $   --         $  328.8
Amortization of buildings and equipment            18.8           5.1           --             23.9
Amortization of acquired intangibles               --            --              3.2            3.2
Segment's operating income                         44.5         (10.5)          (3.2)          30.8

                                                                          Unallocated
Three Months Ended June 25, 1999             Semiconductor    Systems        Costs          Total
                                             -------------    -------     -----------       -----
Total external sales revenue                   $  125.2      $  186.0       $   --         $  311.2
Amortization of buildings and equipment            20.1           4.5           --             24.6
Amortization of acquired intangibles               --            --             17.1           17.1
Segment's operating income                          5.1          13.2          (17.1)           1.2

16.   United States accounting principles

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in
      Note 23 to the consolidated financial statements as at March 31, 2000.

      The following table reconciles the net income (loss) as reported on the consolidated statements of income to the net income (loss) that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
      Net income (loss) for the period in
        accordance with Canadian GAAP                        $ 21.5      $ (4.6)

      Acquirer's redundancy provisions                          0.5        --
      Amortization of acquired in-process technology            0.5         1.8
      Effect of deferral accounting related to
        foreign exchange contracts                              7.6         0.9
      Translation of foreign currency denominated debt         (3.5)        5.2
                                                             ------------------

      U.S. GAAP and SEC requirements:
      Net income for the period                                26.6         3.3
      Less: dividends on cumulative preferred shares           (0.8)       (0.8)
                                                             ------------------
      Net income attributable to common shareholders         $ 25.8      $  2.5
                                                             ==================

      Net income per common share:
         Basic                                               $ 0.23      $ 0.02
                                                             ==================
         Diluted                                             $ 0.22      $ 0.02
                                                             ==================

      Weighted average shares for basic EPS
        (millions)                                            114.2       116.5
      Weighted average shares on conversion
        of stock options (millions)                             5.1         0.9
                                                             ------------------
      Adjusted weighted average shares and
        share equivalents (millions)                          119.3       117.4
                                                             ==================

      The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

      i) Options outstanding for the three months ended June 30, 2000 to purchase 158,500 shares of common stock at an average price of $35.27 per share.

      ii) Options outstanding for the three months ended June 25, 1999 to purchase 3,654,500 shares of common stock at an average price of $16.18 per share.

      The components of comprehensive income were as follows:

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
       Net income for the period                             $ 26.6      $  3.3
       Other comprehensive income (loss) -
         Foreign currency adjustment                          (10.1)      (27.5)
                                                             ------------------

      Comprehensive income (loss) for the period             $ 16.5      $(24.2)
                                                             ==================

      Balance sheet items, which vary, in conformity with U.S. GAAP and SEC requirements:

                                                            June 30,   March 31,
                                                              2000       1999
                                                            --------------------
      Fixed assets                                          $ 433.9     $ 445.6
      Acquired intangible assets                            $   1.2     $   2.5
      Accounts payable and accrued liabilities              $ 187.4     $ 217.0
      Shareholders' equity:
        Redeemable preferred shares                         $  34.2     $  34.2
        Common shares                                       $ 765.7     $ 763.1
        Contributed surplus                                 $  --       $  --
        Accumulated other comprehensive income (loss)       $ (13.5)    $  (3.4)
        Deficit                                             $(150.2)    $(176.0)

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") which will be effective for the Company's March 31, 2002 year end. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Although the Company is still in the process of assessing the impact of adopting SAB 101 on its financial position and results of operations in Fiscal 2001 and thereafter, management does not expect the effect, if any, to be material.

17. Net change in non-cash working capital balances related to operating activities:

                                                             Three Months Ended
                                                            June 30,    June 25,
                                                              2000        1999
                                                            --------------------
      Accounts receivable                                    $ (9.1)     $ 37.2
      Inventories                                             (14.9)        1.0
      Accounts payable and accrued liabilities                (27.2)      (14.0)
      Deferred revenue                                          0.2        (3.7)
      Other                                                    (0.5)       (0.3)
                                                             ------------------
                                                             $(51.5)     $ 20.2
                                                             ==================

18.   Comparative figures

      Certain of the 2000 comparative figures have been reclassified to conform to the presentation adopted in 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of Canadian dollars, except per share amounts)

Headquartered near the capital city of Ottawa in Canada, Mitel is a global provider of semiconductors and communications systems for converging voice and data networks in a rapidly evolving Internet economy. Mitel employs some 6,000 people worldwide.

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the first quarter ended June 30, 2000 compared with the same period in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000.

RECENT SIGNIFICANT EVENTS

Acquisition of Vertex Networks, Incorporated

On June 6, 2000, the Company entered into an agreement to acquire 100 percent of the common stock of privately-held Vertex Networks, Incorporated ("Vertex"), for total consideration of 11 million common shares newly issued by Mitel with a fair value of approximately $300. The acquisition will be accounted for by the purchase method. Accordingly, Vertex's results from operations will be included in the consolidated accounts of the Company from the effective date of acquisition which occurred on July 28, 2000.

Vertex is a fabless semiconductor company providing high-performance network packet processing, switching and routing silicon solutions for the enterprise and wide area network ("WAN") access markets. Vertex provides integrated circuits for Layer 3 Internet Protocol ("IP") routing switches and developing chipsets, reference designs, and software for intelligent packet switching applications. Vertex's products encompass Quality of Service ("QoS")-enabled IP switching for enterprise communications, WAN traffic concentration, and fiber to the home ("FTTH") markets. Vertex, which was founded in 1995, is based in Irvine, California, United States, and has design centers in San Jose, California, and Taiwan. Vertex employed approximately 75 people as at June 30, 2000.

Management believes the acquisition of Vertex will allow Mitel to enter the packet processing and switch fabric market to offer system-wide, IP-based, QoS for convergent networks. QoS is a term that qualifies certain performance attributes of voice transmission over IP networks, and usually refers to measures of delay, latency and jitter. Mitel's focus will be to deliver wire speed non-blocking scalability for the edge of WANs, providing the maximum packet-switching throughput required by systems designers and their customers. Management believes the approach will introduce Local Area Network ("LAN") cost structures into WAN applications to provide a more competitive solution that accommodates diverse switching technologies in use at the edge of the network.

Common Share Repurchase Program

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

RESULTS OF OPERATIONS

Mitel operates through two reportable business segments - Mitel Semiconductor ("Semiconductor") and Mitel Communications Systems ("Systems"). Mitel sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution, among others, include end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Semiconductor provides specialty microelectronic solutions for the communications and medical marketplaces. In the communications market, Semiconductor specializes in broadband connectivity solutions over wired, wireless and optical media. Mitel's medical applications-specific integrated circuits ("ASICs") provide solutions for applications such as pacemakers and hearing aids and portable instruments.

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

Consolidated Summary

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:

                                   Three Months                 Three Months
                                       Ended                      Ended
(millions of Canadian dollars)    June 30, 2000   % of Total   June 25, 1999   % of Total
                                  -------------   ----------   -------------   ----------

United States                         $144.2          44%          $138.7          45%
Europe                                 112.6          34            105.8          34
Asia/Pacific                            52.2          16             34.2          11
Other Regions                            5.8           2             16.0           5
Canada                                  14.0           4             16.5           5
                                      ------         ---           ------         ---
Total                                 $328.8         100%          $311.2         100%
                                      ======         ===           ======         ===

For the three months ended June 30, 2000, the net movement in exchange rates from Fiscal 2000 unfavorably impacted total revenue by 2 percent ($6.4) primarily as a result of changes in the UK pound sterling exchange rate.

Total first quarter revenue grew by 6 percent compared to the same quarter of last year. Mitel's revenue growth was driven by strong Semiconductor sales in high growth areas such as broadband networking, wireless and optical components. The strong semiconductor growth, however, was mostly offset by lower sales in the Systems business. Adjusted Net Income (see below) for the quarter was $25.3, or $0.21 per share, compared to $12.5, or $0.10 per share, for the comparable period in Fiscal 2000. The increase in adjusted net income from a year ago was mainly attributable to the 47 percent increase in Semiconductor sales and to improved manufacturing efficiencies in the Company's semiconductor fabs. Including amortization of intangibles (see below) of $3.2, Mitel recorded net income of $21.5 in the first quarter of Fiscal 2001, or $0.18 per share, as against a net loss of $4.6, or $0.05 per share, in the first quarter of Fiscal 2000. In the first quarter of Fiscal 2000, amortization of acquired intangibles amounted to $17.1.

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

                                                             Three Months Ended
(millions of Canadian dollars,                              June 30,    June 25,
except per share amounts)                                     2000        1999
                                                            --------------------

Consolidated revenue                                         $ 328.8    $ 311.2
  Semiconductor segment revenue                              $ 183.8    $ 125.2
  Systems segment revenue                                    $ 145.0    $ 186.0

Operating income                                             $  30.8    $   1.2
  Semiconductor segment operating income                     $  44.5    $   5.1
  Systems segment operating income (loss)                    $ (10.5)   $  13.2
  Unallocated costs - amortization of acquired intangibles   $  (3.2)   $ (17.1)

Net income (loss)                                            $  21.5    $  (4.6)
Net income (loss) per common share                           $  0.18    $ (0.05)

Adjusted net income                                          $  25.3    $  12.5
Adjusted net income per common share                         $  0.21    $  0.10
Weighted average common shares outstanding                     114.2      116.5

Net income and cash flows for each period, as determined by U.S. accounting principles, are detailed and discussed in note 16 to the consolidated financial statements included elsewhere in this Form 10-Q.

Business Segment Review

Mitel Semiconductor

Semiconductor sales increased by 47 percent from Fiscal 2000's first quarter and, sequentially, by 5 percent from the fourth quarter of Fiscal 2000. In proportion to total company sales, Semiconductor revenue increased by 9 percentage points from the first quarter of last year to represent 56 percent of total company sales in the first quarter of Fiscal 2001.

Much of the growth resulted from higher sales to manufacturers in the Asia/Pacific region. Sales into this region began to improve in the latter half of Fiscal 2000 and this trend has continued into the beginning of Fiscal 2001. The industry is experiencing intense demand by end customers for converged network infrastructure featuring QoS. It is this demand which in turn drives the sales growth for Mitel's broadband networking and optical components. Management believes that this trend will continue through Fiscal 2001 with double-digit growth over Fiscal 2000.

Semiconductor's operating income increased from $5.1 last year to $44.5 as a result of the higher sales volumes combined with improved manufacturing efficiencies in the division's fabrication facilities. Since last year, a continuing focus on improving manufacturing yields and optimizing fab utilization has had a significant and favorable impact on the division's operating margins.

Mitel Communications Systems

Systems revenue decreased by 22 percent from the first quarter of last year and, sequentially, by 27 percent from the fourth quarter of Fiscal 2000. Systems revenue accounted for 44% of total company revenue in the first quarter and represented a decrease of 9 percentage points in the sales mix from the first quarter of last year.

The sales decrease was principally due to industry-wide market softness while end customers delay capital spending on systems and applications. Management
believes   recent   industry  and  Mitel   announcements   regarding  new  voice
communications systems moving to an IP platform have resulted in certain customers deferring discretionary capital spending in order to acquire the advanced functionality afforded by the new IP platforms that are expected to become widely available in 2001. In addition, management believes that certain customers have reduced or delayed their capital requirements due to a lingering overhang from Year 2000 issue spending. Management also believes that higher interest rates in the U.S. have caused capital spending to contract somewhat in that region, the Company's largest geographic market. Based on recent bid activity experienced by Mitel, management believes that sales levels will begin to show momentum in the second quarter of Fiscal 2001. However, it is not expected that the revenue in Fiscal 2001 will be sufficient to surpass the sales levels of Fiscal 2000 which partially benefited from the market's pre-Year 2000 issue capital spending. Management believes the sales growth will be more evident beyond Fiscal 2001 when Voice over IP ("VoIP") platforms are likely to reach market acceptance and begin to ramp up.

As a result of this low sales volume, Systems incurred an operating loss of $10.5 as compared to operating income of $13.2 in the first quarter of last year. During the quarter, the division continued to make significant investments in research and development, principally directed toward networked IP communications systems and applications.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 49 percent in the first three months of Fiscal 2001, 3 percentage points higher than the corresponding period of Fiscal 2000. The improvement was due to higher sales volumes of semiconductor products, a favorable semiconductor sales mix and positive manufacturing variances resulting from improved semiconductor manufacturing utilization. These factors combined to more than offset the negative impacts of lower system sales.

OPERATING EXPENSES

Selling and Administrative ("S&A")

S&A expenses in the first quarter of Fiscal 2001 were $87.7, or 27 percent of sales, compared with $85.4, and also 27 percent of sales, for the comparable period in Fiscal 2000. Sequentially from the fourth quarter of Fiscal 2000, S&A as a percentage of sales increased by 2 percentage points primarily due to the lower systems sales. In addition, the Company made significant investments during the quarter in sales channels development for the new VoIP systems and component portfolio.

Research and Development ("R&D")

R&D expenses amounted to $39.7, or 12 percent of revenue, for the quarter ended June 30, 2000. This compares to $38.8, or 12 percent of revenue, in the corresponding period of Fiscal 2000. These amounts were net of $3.4 (2000 - $1.2) in R&D government assistance, including ITCs.

Mitel's R&D spending is directed toward investments in high-growth communications market segments. The Semiconductor R&D programs primarily consist of developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, SLI or "System-On-A-Chip", as well as low power and high voltage semiconductors. Systems R&D programs are primarily directed at advancing call processing for enterprises on an IP centric platform, the development of a series of desktop devices and network gateways for both TDM and IP to provide enhanced access to converged networks, and to leveraging the power of emerging xDSL access technology.

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased in the first quarter of Fiscal 2001 to $3.2 from $17.1 for the comparable period in Fiscal 2000. The Fiscal 2000 amount included amortization related to Fiscal 1998 acquisitions that were fully written off by the end of last year. Management expects the amortization of acquired intangibles to increase significantly during the balance of Fiscal 2001 in connection with the previously announced Vertex acquisition which closed on July 28, 2000. The increase will not affect the Adjusted Net Income supplementary metric.

INTEREST INCOME AND EXPENSE

Interest income was $3.0 for the quarter ended June 30, 2000, up from $1.9 recorded in the corresponding quarter of Fiscal 2000 due to higher average cash balances in the quarter. Interest expense was $5.3 for the first quarter of Fiscal 2001 compared to $5.2 in the corresponding period of Fiscal 2000.

INCOME TAXES

Effective for Fiscal 2001, new rules were applied for corporate income tax accounting which require Mitel to apply the "liability" method instead of the "deferral" method. Under the new standard, tax assets and liabilities must be measured using income tax rates and applying tax laws which are expected to apply to taxable income in periods in which the tax assets or liabilities are expected to be realized or settled. The impact of this change on the Company is described in Note 2 to the unaudited consolidated financial statements for the quarter ended June 30, 2000.

Income tax expense for the three months ended June 30, 2000 was $6.4 compared to $2.5 for the comparable period in Fiscal 2000. The effective income tax rate, as a percentage of pre-tax income from continuing operations and before the effect of amortization of acquired intangibles, was 21 percent for the first quarter of Fiscal 2001. This compares to 17 percent for the corresponding period in Fiscal 2000. The higher effective tax rate in Fiscal 2001 was mainly due to higher Semiconductor income generated in Canada. The sequential decrease from Fiscal 2000's effective tax rate of 25 percent was principally due to lower first quarter earnings in the European operations.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At June 30, 2000, order backlog was $322.8, up from the total of $280.0 at March 31, 2000. The increase in backlog was attributable to an improved book-to-bill ratio through higher semiconductor orders, principally in the areas of broadband networking. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, cash, cash equivalents and short-term investment balances totaled $165.9, down from $228.4 at March 31, 2000. The decrease of $62.5 was mainly due to pre-payments on the long-term debt and to a significant reduction from the Fiscal 2000 year-end account payable balances.

Cash flow from operations before working capital changes amounted to $52.2 during the first quarter of Fiscal 2001 compared to $37.3 in Fiscal 2000. Since March 31, 2000, Mitel's working capital, as reflected in the consolidated statements of cash flows, increased by $51.5. The increase was primarily due to typically lower payables in the quarter following a year-end and to higher inventory levels normally built prior to the summer manufacturing maintenance shutdown. Mitel also maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Fixed asset and other additions were $23.8 during the first quarter of Fiscal 2001 compared with $13.6 in the corresponding period of Fiscal 2000, excluding additions of $2.5 and $4.2 financed by capital lease for the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources as well as for Semiconductor manufacturing capacity and design tools.

On February 12, 1998, Mitel entered into two term loans, respectively the AXELs(SM)* Series B loan and the Tranche A Term Loan, with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The principal of the AXELs Series B loan is payable in four quarterly installments commencing March 2003. The principal of the Tranche A Term Loan was fully repaid in June 2000 as a result of a mandatory prepayment required to be made from Mitel's defined excess cash flow in Fiscal 2000 (see below).

The remaining AXELs Series B loan bears interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the effective interest rate on a portion of the term loan. The interest rate swap is considered to be an effective hedge of the variable interest rates on the term loan. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The term loan is subject to mandatory prepayments out of certain insurance proceeds, defined excess cash flow generated by Mitel, and the proceeds of certain asset sales (other than inventory), equity offerings or debt issuances by Mitel. Mandatory prepayments range from 50% to 100% of the applicable net cash proceeds. Prior to February 2003, mandatory prepayments are restricted to paying down the amounts, if any, that are drawn on the revolving credit facility. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

Long-term debt decreased principally due to the mandatory prepayment, mentioned above, in the amount of $27.1 against the syndicated term loans. Long-term debt also decreased due to scheduled repayments of $12.0 against capital lease liabilities.

On June 5, 2000, Mitel announced its intention to make a normal course issuer bid for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30, 2000). These purchases will take place on the open market through the stock exchanges of New York, London, Toronto and Montreal over a twelve-month period which commenced on June 9, 2000 and ends on June 8, 2001 or on such earlier date as the Company may complete its purchases pursuant to the normal course issuer bid filed with the Toronto and Montreal exchanges. All repurchased shares will be cancelled. As at June 30, 2000, no shares were purchased under the normal course issuer bid.

As at June 30, 2000, Mitel's capitalization was comprised of 27 percent debt, 4 percent preferred equity, and 69 percent common equity. This compares to 30 percent debt, 4 percent preferred equity, and 66 percent common equity at the end of Fiscal 2000.

In addition to cash, cash equivalent and short-term investment balances of $165.9 as at June 30, 2000, Mitel has an unused revolving credit facility of approximately $108.4 (U.S.$73.3). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At June 30, 2000, the translation account balance was in a debit position of $13.5 as compared to a debit position of $3.4 at the end of Fiscal 2000. The increase in the debit was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling.

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

(SM)* AXEL is a registered service mark of Goldman, Sachs and Co.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

Mitel currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Mitel relate to the U.S. dollar, U.K. pound sterling and the Euro. As at June 30, 2000, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 6. Reports on Form 8-K

a) Reports on Form 8-K

The Company filed a Current Report on Form 8-K in the three months ended June 30, 2000. The Report was dated June 5, 2000 and related to the continuation of the common stock repurchase program and to the Company's announcement that it had entered into an agreement to acquire privately-held Vertex Networks, Incorporated.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MITEL CORPORATION

August 10, 2000                            JEAN-JACQUES CARRIER
---------------                            --------------------------------
Date                                       Jean-Jacques Carrier
                                           Senior Vice President of Finance
                                             and Chief Financial Officer