Form 10-Q
period 2000-09-29
MITEL CORP
filed 2000-11-13
CIK 352435

http://www.mitel.com

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2000

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

Yes  (X)     No  ( )

The number of common shares outstanding as at November 6, 2000 was 127,724,688.

                                MITEL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

              Consolidated Balance Sheets -
              September 29, 2000 and March 31, 2000 .......................... 3

              Consolidated Statements of Retained Earnings -
              Three months ended September 29, 2000 and September 24, 1999 ... 4
              Six months ended September 29, 2000 and September 24, 1999 ..... 4

              Consolidated Statements of Income -
              Three months ended September 29, 2000 and September 24, 1999 ... 5
              Six months ended September 29, 2000 and September 24, 1999 ..... 5

              Consolidated Statements of Cash Flows -
              Six months ended September 29, 2000 and September 24, 1999 ..... 6

              Notes to the Consolidated Financial Statements ................. 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS .................................17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK .........................................................25

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ....................................26

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                       Sept. 29,       March 31,
                                                         2000            2000
                                                       ---------      ----------
ASSETS

Current assets:
  Cash and cash equivalents                           $    227.6     $    195.5
  Short-term investments                                     2.4           32.9
  Accounts receivable                                      288.4          288.2
  Inventories (note 4)                                     190.1          187.7
  Prepaid expenses and other                                35.2           37.2
  Future income tax assets                                   5.7            9.5
                                                      ----------     ----------
                                                           749.4          751.0

Long-term receivables (note 5)                              22.6           21.7
Fixed assets (note 6)                                      439.2          457.4
Goodwill and acquired intangible assets (note 7)           262.7            3.0
Patents, trademarks and other (note 8)                       9.4           11.3
                                                      ----------     ----------
                                                      $  1,483.3     $  1,244.4
                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 9)   $    189.6     $    215.4
  Income and other taxes payable                             9.3           26.2
  Future income tax liabilities                              6.6           11.7
  Deferred revenue                                          39.9           44.1
  Current portion of long-term debt                         30.3           57.9
                                                      ----------     ----------
                                                           275.7          355.3
Long-term debt                                             208.9          217.5
Pension liability                                           16.8           13.4
Future income tax liabilities                               23.6           27.2
                                                      ----------     ----------
                                                           525.0          613.4
                                                      ----------     ----------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                       36.9           37.0
     Common shares                                         634.0          325.6
  Contributed surplus                                        9.2            9.2
  Retained earnings                                        288.4          262.6
  Translation account (note 11)                            (10.2)          (3.4)
                                                      ----------     ----------
                                                           958.3          631.0
                                                      ----------     ----------
                                                      $  1,483.3     $  1,244.4
                                                      ==========     ==========

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                                       Three Months Ended        Six Months Ended
                                                                    Sept. 29,     Sept. 24,    Sept. 29,    Sept. 24,
                                                                       2000         1999         2000         1999
                                                                       ----         ----         ----         ----

Retained earnings, beginning of period (as
  previously reported)                                               $  283.3     $  212.3     $  267.4     $  218.4

Change in accounting policy for income taxes (note 2)                      --           --         (4.8)          --
                                                                     --------     --------     --------     --------
Retained earnings, beginning of period (as restated)                    283.3        212.3        262.6        218.4

Net income for the period                                                 6.6         12.5         28.1          7.9
                                                                     --------     --------     --------     --------
                                                                        289.9        224.8        290.7        226.3

Cost of common share issue (note 10)                                     (0.7)          --         (0.7)          --

Cost of common share repurchase (note 10)                                  --         (1.5)          --         (2.2)

Dividends on preferred shares (note 10)                                  (0.8)        (0.8)        (1.6)        (1.6)
                                                                     --------     --------     --------     --------
Retained earnings, end of period                                     $  288.4     $  222.5     $  288.4     $  222.5
                                                                     ========     ========     ========     ========

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                        CONSOLIDATED STATEMENTS OF INCOME
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                   Sept. 29,   Sept. 24,    Sept. 29,   Sept. 24,
                                                     2000        1999         2000        1999
                                                   ---------   ---------    ---------   ---------
Revenue                                            $   359.8   $   348.8    $   688.6   $   660.0
                                                   ---------   ---------    ---------   ---------
Cost of sales:
  Cost of sales other than amortization                169.4       166.8        319.8       318.0
  Amortization of manufacturing assets                  15.5        17.4         32.5        34.9
                                                   ---------   ---------    ---------   ---------
                                                       184.9       184.2        352.3       352.9
                                                   ---------   ---------    ---------   ---------
Gross margin                                           174.9       164.6        336.3       307.1
                                                   ---------   ---------    ---------   ---------
Expenses:
  Selling and administrative                            85.1        88.0        172.8       173.4
  Research and development (net) (note 13)              45.9        33.7         85.6        72.5
  Amortization of acquired intangibles                  23.9        15.2         27.1        32.3
                                                   ---------   ---------    ---------   ---------
                                                       154.9       136.9        285.5       278.2
                                                   ---------   ---------    ---------   ---------
Operating income                                        20.0        27.7         50.8        28.9
Interest income                                          3.4         1.7          6.4         3.6
Interest expense                                        (4.8)       (5.2)       (10.1       (10.4)
Debt issue costs                                          --          --         (0.6          --
                                                   ---------   ---------    ---------   ---------
Income before income taxes                              18.6        24.2         46.5        22.1
Income tax expense                                      12.0        11.7         18.4        14.2
                                                  ---------   ---------    ---------   ---------
Net income for the period                          $     6.6   $    12.5    $    28.1   $     7.9
                                                   =========   =========    =========   =========
Net income attributable to common shareholders
  after preferred share dividends                  $     5.8   $    11.7    $    26.5   $     6.3
                                                   =========   =========    =========   =========
Net income per common share (note 3 & 10):
    Basic                                          $    0.05   $    0.10    $    0.23   $    0.05
                                                   =========   =========    =========   =========
    Fully diluted                                  $    0.05   $    0.10    $    0.22   $    0.05
                                                   =========   =========    =========   =========
Weighted average number of common shares
  outstanding (millions):
    Basic                                              121.3       114.9        117.7       115.6
                                                   =========   =========    =========   =========
    Fully diluted                                      122.6       121.1        120.8       116.0
                                                   =========   =========    =========   =========

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                                          Six Months Ended
                                                                        Sept. 29,    Sept. 24,
                                                                          2000         1999
                                                                        ---------    ---------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income for the period                                              $  28.1      $   7.9
  Amortization of capital and other assets                                  83.4         84.4
  Investment tax credits                                                     5.2          4.5
  Loss (gain) on sale of capital assets                                      2.4         (0.1)
  Future income taxes                                                       (3.4)        (2.8)
  Change in pension liability                                                0.3          0.6
  (Increase) decrease in working capital (note 17)                         (45.8)         5.6
                                                                         -------      -------
    Total                                                                   70.2        100.1
                                                                         -------      -------
Investing activities:
  Change in short-term investments                                          39.3        (27.8)
  Additions to capital and other assets                                    (44.0)       (28.1)
  Proceeds from disposal of capital assets                                   1.1          0.1
  Acquisitions (notes 14 and 17)                                            10.3            -
  Net change in non-cash balances related to investing activities           (3.6)        (7.8)
                                                                         -------      -------
     Total                                                                   3.1        (63.6)
                                                                         -------      -------
Financing activities:
  Repayment of long-term debt                                              (27.1)        (5.3)
  Repayment of capital lease liabilities                                   (19.3)       (16.4)
  Dividends on preferred shares                                             (1.6)        (1.6)
  Issue of common shares - net (note 10)                                     7.0          0.3
  Repurchase of common and preferred shares (note 10)                       (0.1)       (26.1)
  Net change in non-cash balances related to financing activities              -         (0.1)
                                                                         -------      -------
     Total                                                                 (41.1)       (49.2)
                                                                         -------      -------
Effect of currency translation on cash                                      (0.1)        (0.6)
                                                                         -------      -------
Increase (decrease) in cash and cash equivalents                            32.1        (13.3)
Cash and cash equivalents, beginning of period                             195.5        125.3
                                                                         -------      -------
Cash and cash equivalents, end of period                                 $ 227.6      $ 112.0
                                                                         -------      -------

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 29, 2000 and the results of operations and the changes in financial position for the three and six month periods ended September 29, 2000 and September 24, 1999, in accordance with accounting principles generally accepted in Canada. (See also Note 16).

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

2.    Change in accounting policies

a)    Income taxes

      In the first quarter ended June 30, 2000, the Company adopted the new recommendations of Section 3465 of the Canadian Institute of Chartered Accountants ("CICA") Handbook "Income Taxes" and has applied the provisions retroactively without restatement of the prior periods' financial statements. The adoption of this recommendation has no impact on the results of operations in Fiscal 2001. The cumulative adjustment to opening retained earnings was a reduction of $4.8 as a result of the change in accounting policy. In addition, current future income tax assets increased by $9.5; current income taxes payable decreased by $5.4; current future income tax liabilities increased by $5.3; and long-term future income tax liabilities increased by $14.4.

      The new recommendations require the Company and its subsidiaries to adopt the liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. Future income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Future income tax assets are evaluated and if realization is not considered "more likely than not", then a valuation allowance is recorded. For fiscal years prior to the adoption of the new recommendations, income taxes were accounted for using the deferred tax allocation method, under which the income tax provision is based on the income reported in the accounts.

b)    Employee future benefits

      In the first quarter ended June 30, 2000, the Company also adopted the new CICA recommendations for employee future benefits. Under these new rules, the costs of retirement benefits, other than pensions, and certain post-employment  benefits  are  recognized  over the  period  in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs. The adoption of the new CICA recommendations for employee future benefits resulted in no significant impact on the Company's financial position or results of operations.

3.    Supplementary income information

      As a supplementary measure to assess financial performance, management utilizes Adjusted Net Income and Adjusted Net Income per common share which exclude the impact of amortization of acquired intangibles, special charges (net) and non-cash debt issue costs expensed on an early partial debt repayment. The Adjusted Net Income and Adjusted Net Income per common share are as follows:

                                                         Three Months Ended         Six Months Ended
                                                       Sept. 29,    Sept. 24,    Sept. 29,    Sept. 24,
                                                         2000         1999          2000        1999
                                                       ---------    ---------    ---------    ---------
      Net income for the period as reported            $    6.6     $    12.5    $    28.1    $     7.9

      Adjusted Net Income, as adjusted for:
        Amortization of acquired intangibles               23.9          15.2         27.1         32.3
        Debt issue costs                                     --            --          0.6           --
                                                       ---------    ---------    ---------    ---------
      Adjusted Net Income for the period               $    30.5    $    27.7    $    55.8    $    40.2
                                                       =========    =========    =========    =========
      Adjusted Net Income per common share (after
        preferred share dividends) - basic             $    0.24    $    0.23    $    0.46    $    0.33
                                                       =========    =========    =========    =========

4.      Inventories:

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------
      Raw materials                                      $   54.3      $   53.5
      Work-in-process                                        74.2          68.3
      Finished goods                                         61.6          65.9
                                                         ========      ========
                                                         $  190.1      $  187.7
                                                         ========      ========

5.    Long-term receivables

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------
      Investment tax credits recoverable                 $    7.8      $    7.8
      Promissory note, bearing interest at 8%,
      payable annually, due in June 2004 and
      against which a first deed on real
      property was pledged as security                        6.8           6.1
      Other long-term receivables                             8.0           7.8
                                                         --------      --------
                                                         $   22.6      $   21.7
                                                         ========      ========

6.    Fixed assets:

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------
      Cost                                               $  849.9      $  826.9
      Accumulated amortization                             (410.7)       (369.5)
                                                         ========      ========
                                                         $  439.2      $  457.4
                                                         ========      ========

7.    Acquired intangible assets

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------
      Cost:
        In-process technology                            $    5.9      $    5.2
        Developed technology                                 30.6          23.7
        Customer base and work force                          3.1          11.6
        Goodwill                                            247.1           6.3
                                                         --------      --------
                                                            286.7          46.8
                                                         --------      --------
      Less accumulated amortization:
        In-process technology                                 0.5           4.7
        Developed technology                                  2.6          22.4
        Customer base and work force                          0.4          10.9
        Goodwill                                             20.5           5.8
                                                         --------      --------
                                                             24.0          43.8
                                                         --------      --------
                                                         $  262.7      $    3.0
                                                         ========      ========

      Fully amortized acquired intangibles of $46.8 were removed from the accounts of the Company at September 29, 2000.

      On July 28, 2000, the Company purchased completed and in-process research and development (R&D), an assembled work-force and goodwill, amounting to $285.4 in connection with the acquisition of Vertex Networks, Incorporated ("Vertex") (see also note 14).

8.    Patents, trademarks and other

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------
      Cost:
        Patents, trademarks and other                    $   16.5      $   16.3
        Deferred debt issue costs                             7.5           8.5
                                                         --------      --------
                                                             24.0          24.8
                                                         --------      --------
      Less accumulated amortization:
        Patents and trademarks                               10.5           9.7
        Deferred debt issue costs                             4.1           3.8
                                                         --------      --------
                                                             14.6          13.5
                                                         ========      ========
                                                         $    9.4      $   11.3
                                                         ========      ========

9.    Accounts payable and accrued liabilities

                                                         Sept. 29,     March 31,
                                                           2000          2000
                                                         ---------     ---------

      Trade payables                                     $   52.9      $   68.5
      Employee-related payables                              30.0          34.9
      Other accrued liabilities                             106.7         112.0
                                                         --------      --------
                                                         $  189.6      $  215.4
                                                         ========      ========

10.   Capital stock:

      a)                                                Sept. 29,     March 31,
                                                          2000          2000
                                                       -----------   -----------
      Shares outstanding:
        Preferred shares - R&D Series                    1,605,300     1,607,900
        Common shares                                  125,998,788   113,997,734

      There were 2,600 preferred shares repurchased for cash consideration of $0.1 during the six months ended September 29, 2000.

      An analysis of the changes in the number of common shares and the amount of share capital for the six months ended September 29, 2000, is as follows:

                                                              Number      Amount
                                                            -----------   ------
      Balance, beginning of period                          113,997,734   $325.6
      Shares issued relating to acquisitions
       (see also note 14)                                    10,997,968    300.7
      Exercise of employee stock options                      1,003,086      7.7
                                                            ===========   ======
      Balance, end of period                                125,998,788   $634.0
                                                            ===========   ======

      On June 5, 2000, the Company announced its intention to continue its normal course issuer bid program for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30,
      2000) between June 9, 2000 and June 8, 2001. All repurchased shares will be cancelled. In the six month period ended September 29, 2000, no shares were repurchased under the normal course issuer bid.

      b)    A summary of the Company's stock option activity is as follows:

                                                            Six Months Ended
                                                         Sept. 29,     Sept. 24,
                                                           2000          1999
                                                        ----------    ----------
      Outstanding options:
      Balance, beginning of period                      9,017,262     5,918,988
      Granted                                           1,255,400     3,586,467
      Exercised                                        (1,003,086)      (57,600)
                                                         (406,164)   (2,215,850)
                                                       ==========    ==========
      Balance, end of period                            8,863,412     7,232,005
                                                       ==========    ==========

      Available for grant at September 29, 2000 were 5,842,012 (March 31, 2000 - 6,691,248) common shares. The exercise prices on stock options outstanding range from $1.10 to $38.23 per share with exercise periods extending to January, 2008.

      c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds that would have been received. In addition, fully diluted earnings per share calculation includes common shares issued with restrictions (see also note 14).

11.   The following table summarizes changes in the translation account:

                                                         Three Months Ended         Six Months Ended
                                                       Sept. 29,    Sept. 24,    Sept. 29,    Sept. 24,
                                                         2000         1999          2000        1999
                                                       ---------    ---------    ---------    ---------
      Balance, beginning of period                      $ (13.5)      $  0.7       $ (3.4)      $ 28.2
      Increase (decrease):
        Movements in exchange rates -
          United Kingdom Pound Sterling                     1.5         12.1        (15.7)        (4.9)
          United States Dollar                              6.2          3.1         11.9         (5.7)
          Swedish Krona                                    (1.7)         0.5         (1.8)        (0.7)
          Other currencies                                 (2.7)         2.5         (1.2)         2.0
      Reduction of net investments in subsidiaries           --         (0.3)          --         (0.3)
                                                        -------       ------      -------       ------
      Balance, end of period                            $ (10.2)      $ 18.6      $ (10.2)      $ 18.6
                                                        =======       ======      =======       ======

12. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.   Research and Development

      The research and development expenses were net of $3.5 and $6.9 in R&D government assistance, including ITCs, for the three and six month periods ended September 29, 2000, respectively (three months ended September 24, 1999 - $6.0; six months ended September 24, 1999 - $7.2).

14.   Acquisition

      On July 28, 2000, the Company acquired privately-held Vertex, a California-based fabless semiconductor company providing silicon solutions for the enterprise switching and wide area network access markets. Mitel acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $300.7. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period. The fair value of the consideration was based on the average closing price of the Company's common shares on the Toronto Stock Exchange shortly before and after the date of acquisition. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on preliminary fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. The purchase price allocation is not complete and, accordingly, this allocation may be adjusted subsequently. An amount of $285.4 was allocated to intangible assets which include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the identifiable net assets amounted to $247.1, which was recorded as goodwill. The identifiable intangible assets and the goodwill are amortized over a two year period. The allocation to net assets included $8.6 in respect of acquisition costs and costs to integrate the operations of the acquired company. As at September 29, 2000, the liability in respect of acquisition and integration costs was $7.7.

      The purchase transaction is summarized as follows:

      Net assets acquired, at approximate fair value:

      Current assets                                                    $ 29.9
      Capital assets                                                       2.3
      Goodwill and acquired intangible assets                            285.4
                                                                       -------
      Total assets                                                       317.6

      Current liabilities                                                (16.9)
                                                                       -------

      Total net assets                                                 $ 300.7
                                                                      ========

      Common share consideration                                       $ 300.7
                                                                      ========

      Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal period is presented as follows:

                                                        Six Months Ended
                                                    Sept. 29,       Sept. 24,
                                                      2000            1999
                                                    ---------       ---------
      Revenue                                       $  694.0        $  662.2

      Net loss                                      $  (53.4)       $  (70.7)

      Net loss attributable to common
        shareholders after preferred dividends      $  (55.0)       $  (72.3)

      Net loss per common share:
        Basic and fully diluted                     $  (0.44)       $  (0.58)

      Weighted average number of common shares
        Outstanding (millions):
        Basic                                          123.9           125.0
        Fully diluted                                  128.0           127.0

      The unaudited Pro Forma information does not include the operating savings or synergies as a result of the combined operations.

15.   Information on business segments

      The Company's reportable business segments include the Mitel Semiconductor ("Semiconductor") group and the Mitel Communications Systems ("Systems") group. Reportable segments are business units that offer different products and services and are managed separately because of their different manufacturing and distribution processes.

      The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest income, interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                        Unallocated
Three Months Ended September 29, 2000        Semiconductor   Systems       Costs        Total
                                             -------------   -------    -----------    -------
Total external sales revenue                   $  194.3      $ 165.5      $    --      $ 359.8
Amortization of buildings and equipment            22.7          5.2           --         27.9
Amortization of acquired intangibles                 --           --         23.9         23.9
Segment's operating income                         40.2          3.7        (23.9)        20.0

                                                                        Unallocated
Three Months Ended September 24, 1999        Semiconductor   Systems       Costs        Total
                                             -------------   -------    -----------    -------
Total external sales revenue                   $  139.4      $ 209.4      $    --      $ 348.8
Amortization of buildings and equipment            20.4          4.4           --         24.8
Amortization of acquired intangibles                 --           --         15.2         15.2
Segment's operating income                         16.6         26.3        (15.2)        27.7

                                                                        Unallocated
Six Months Ended September 29, 2000          Semiconductor   Systems       Costs        Total
                                             -------------   -------    -----------    -------
Total external sales revenue                   $  378.1      $ 310.5      $    --      $ 688.6
Amortization of buildings and equipment            44.1         11.1           --         55.2
Amortization of acquired intangibles                 --           --         27.1         27.1
Segment's operating income (loss)                  84.7         (6.8)       (27.1)        50.8

                                                                        Unallocated
Six Months Ended September 24, 1999          Semiconductor   Systems       Costs        Total
                                             -------------   -------    -----------    -------
Total external sales revenue                   $  264.6      $ 395.4      $    --      $ 660.0
Amortization of buildings and equipment            40.5          8.9           --         49.4
Amortization of acquired intangibles                 --           --         32.3         32.3
Segment's operating income                         21.7         39.5        (32.3)        28.9

16.   United States accounting principles

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in
      Note 23 to the consolidated financial statements as at March 31, 2000, and as explained below:

      Under Canadian GAAP, the fair value of the share consideration in a business combination is based on the quoted market value of the shares shortly before and after the date of acquisition. Under US GAAP, the fair value of the share consideration is based on the quoted market value of the shares shortly before and after the first date on which the number of shares becomes fixed without subsequent revision. This can result in a difference in the fair value of the purchase price and the resulting valuation of goodwill at the time of the purchase and in the subsequent amortization of the goodwill.

      Accordingly, for the purpose of reporting under U.S. GAAP, the aggregate purchase price of Vertex was $312.0, which was based on the average closing price of the Company's common shares on the Toronto Stock Exchange on or about June 6, 2000 (the date of the announcement of the transaction) (see also note 14).

      Under U.S. GAAP, a stock option compensation expense must be recorded in the Company's results of operations when the terms of a previously fixed stock option are modified. Under Canadian GAAP, there is no such requirement.

      The following table reconciles the net income as reported on the consolidated statements of income to the net income (loss) that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:


                                                                    Three Months Ended          Six Months Ended
                                                                 Sept. 29,     Sept. 24,     Sept. 29,    Sept. 24,
                                                                    2000          1999         2000          1999
                                                                ------------- ------------- ------------ -------------
       Net income for the period in accordance with Canadian
       GAAP                                                      $       6.6     $    12.5    $    28.1    $      7.9

       Acquirer's redundancy provisions                                  0.8            --          1.3            --
       Write-off of acquired in-process technology                      (5.9)           --         (5.9)           --
       Amortization of acquired in-process technology                    0.5           1.4          1.0           3.2
       Amortization of incremental acquired goodwill                    (0.9)           --         (0.9)           --
       Stock option compensation expense                                (1.7)           --         (1.7)           --
       Effect of deferral accounting related to foreign
       exchange contracts                                                2.3           6.0          9.9           6.9
       Translation of foreign currency denominated debt                 (3.2)         (0.4)        (6.7)          4.8
                                                                 -----------     ---------    ----------   ----------

       U.S. GAAP and SEC requirements:
       Net income (loss) for the period                                 (1.5)         19.5         25.1          22.8
       Less: dividends on cumulative preferred shares                   (0.8)         (0.8)        (1.6)         (1.6)
       Net income (loss) attributable to common shareholders     $      (2.3)    $    18.7    $    23.5    $     21.2
                                                                 ===========     =========    =========    ==========

       Net income (loss) per common share:

          Basic                                                  $    (0.02)     $    0.16    $    0.20    $     0.18
                                                                 ===========     =========    =========    ==========

          Diluted                                                $    (0.02)     $    0.16    $    0.19    $     0.18
                                                                 ===========     =========    =========    ==========

       Weighted average shares for basic EPS (millions)                121.3         114.9        117.7         115.6
       Weighted average issued shares subject to
         restrictions (millions)                                         1.1            --          0.6            --
       Weighted average shares on conversion of stock
         options (millions)                                              4.7           1.8          4.5           1.3
                                                                 -----------     ---------    ----------    ---------
       Adjusted weighted average shares and share
         equivalents (millions)                                        127.1         116.7        122.8         116.9
                                                                 ===========     =========    ==========    =========

      The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

      i) All options outstanding for the three months ended September 29, 2000.

      ii) Options outstanding for the six months ended September 29, 2000 to purchase 189,500 shares of common stock at an average price of $34.64 per share.

      iii) Options outstanding for the three months ended September 24, 1999 to purchase 1,054,000 shares of common stock at an average price of $18.05 per share.

      iv) Options outstanding for the six months ended September 24, 1999 to purchase 2,188,867 shares of common stock at an average price of $13.87 per share.

      US GAAP net income (loss) included foreign exchange gains of $0.4 for the three months ended September 29, 2000 and $4.1 for the six months ended September 29, 2000 (three months ended September 24, 1999 - $5.6; six months ended September 24, 1999 - $11.7).

      The components of comprehensive income were as follows:

                                                                  Three Months Ended        Six Months Ended
                                                                Sept. 29,   Sept. 24,     Sept. 29,   Sept. 24,
                                                                  2000         1999         2000          1999
                                                                ---------   ---------     ---------   ---------
      Comprehensive income (loss) for the period:
       Net income (loss) for the period                           $ (1.5)    $   19.5      $  25.1       $ 22.8
       Other comprehensive income (loss) -
         Foreign currency adjustment                                 3.3         17.9         (6.8)        (9.6)
                                                                --------    ---------     --------    ---------
      Comprehensive income for the period                         $  1.8     $   37.4      $  18.3       $ 13.2
                                                                ========    =========     ========    =========

      Balance sheet items, which vary, in conformity with U.S. GAAP and SEC requirements:

                                                           Sept. 29,   March 31,
                                                             2000        2000
                                                           ---------   ---------
      Fixed assets                                        $   428.6    $  445.6
      Acquired intangible assets                          $   262.9    $    2.5
      Patents, trademarks and other                       $    11.0    $   11.3
      Accounts payable and accrued liabilities            $   184.7    $  217.0
      Shareholders' equity:
        Redeemable preferred shares                       $    34.1    $   34.2
        Common shares                                     $ 1,083.8    $  763.1
        Contributed surplus                               $       -    $      -
        Accumulated other comprehensive loss              $   (10.2)   $   (3.4)
        Deficit                                           $  (153.3)   $ (176.8)

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

17.   Consolidated statements of cash flows

      a) Net change in non-cash working capital balances related to operating activities:

                                                           Six Months Ended
                                                       Sept. 29,      Sept. 24,
                                                         2000           1999
                                                       ---------      ---------
      Net change in non-cash  working  capital
      balances  related to operating
      activities:
      Accounts receivable                                  $ 4.7         $ 20.2
      Inventories                                           (1.2)           0.3
      Accounts payable and accrued liabilities             (43.8)         (12.2)
      Deferred revenue                                      (3.5)          (1.6)
      Other                                                 (2.0)          (1.1)
                                                       ---------      ---------
                                                          $(45.8)         $ 5.6
                                                       =========      ==========
      b)    Acquisitions:

      The following table summarizes the Company's cash flows from investing activities resulting from acquisitions (there were no acquisitions in the comparative period):

                                                                   Six Months
                                                                      Ended
                                                                 Sept. 29, 2000
                                                                ---------------
      Vertex:
        Cash acquired                                                $    11.1
        Net assets acquired other than cash                              289.6
                                                                     ----------
        Total purchase price                                             300.7
        Less: cash acquired                                              (11.1)
        Less: non-cash consideration paid                               (300.7)
                                                                     ----------
      Cash acquired for Vertex                                            11.1
      Less: cash paid for other acquisitions                              (0.8)
                                                                     ==========
      Cash acquired net of cash paid                                  $   10.3
                                                                     ==========

18.   Subsequent event

      On November 3, 2000, the Company announced that its Board of Directors intends to separate Mitel's Systems segment from the Semiconductor segment. The mechanism or method to effect the separation of the businesses has not yet been determined. The impact, if any, on the Company's financial position or results of operations cannot be determined at this time.

19.   Comparative figures

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

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the three and six months ended September 29, 2000 compared with the corresponding periods in the previous year, and is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000.

RECENT SIGNIFICANT EVENTS

Separation of the Semiconductor and Systems Businesses

On November 3, 2000, the Company announced that its Board of Directors intends to separate Mitel's Systems segment from its high-growth Semiconductor segment. The mechanism or method to effect the separation of the businesses has not yet been determined. The impact, if any, on the Company's financial position or results of operations cannot be determined at this time. The decision was developed in response to increasing differences in customer types, technology roadmaps, investment requirements and, most importantly, the competitive needs of the two businesses. Management believes this decision will eliminate any confusion and uncertainty among the largest customers of one segment who happen to be the largest competitors of the other segment. The Company's objective is optimizing the business prospects for each division and, hence, shareholder value.

Acquisition of Vertex Networks, Incorporated

On July 28, 2000, the Company acquired 100 percent of the capital stock of privately-held Vertex Networks, Incorporated ("Vertex"), for total consideration of approximately 11 million common shares newly issued by Mitel with a fair value of $300.7. The acquisition was accounted for by the purchase method. Accordingly, Vertex's results from operations have been included in the consolidated accounts of the Company from the date of acquisition.

Vertex is a fabless semiconductor company providing high-performance network packet processing, switching and routing silicon solutions for the enterprise and wide area network ("WAN") access markets. Vertex provides integrated circuits for Layer 3 Internet Protocol ("IP") routing switches and developing chipsets, reference designs, and software for intelligent packet switching applications. Vertex's products encompass Quality of Service ("QoS")-enabled IP switching for enterprise communications, WAN traffic concentration, and fiber to the home ("FTTH") markets. Vertex, which was founded in 1995, is based in Irvine, California, United States, and has design centers in San Jose, California, and Taiwan. Vertex employed approximately 75 people as at the date of acquisition.

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

Common Share Repurchase Program

On June 5, 2000, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 5,706,196 common shares, representing 5 percent of 114,123,921 common shares issued and outstanding at May 18, 2000. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2000 and ending on June 8, 2001, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under this program during the period from June 9, 2000 to November 9, 2000.

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

Consolidated Summary

Revenue, based on the geographic location of Mitel's customers, was distributed as follows:


                                      Six Months Ended      % of      Six Months Ended      % of
(millions of Canadian dollars)         Sept. 29, 2000       Total      Sept. 24, 1999       Total
                                      ----------------      -----     ----------------      -----
United States                                 $ 314.9         46%             $ 302.1         46%
Europe                                          235.7         34                215.3         33
Asia/Pacific                                     95.2         14                 72.6         11
Canada                                           29.1          4                 36.3          5
Other Regions                                    13.7          2                 33.7          5
                                      ----------------      -----     ----------------      -----
Total                                         $ 688.6        100%             $ 660.0         100%
                                      ================     ======     ================      =====

For the three months ended September 29, 2000, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue by 4 percent ($12.8). For the six months ended September 29, 2000, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue by 3 percent

($19.2). The negative foreign exchange impacts were primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the U.S. dollar exchange rate.

Total second quarter revenue grew by 3 percent compared to the same quarter of last year. Mitel's revenue growth was driven by strong Semiconductor sales in high growth areas such as broadband networking, wireless and digital television. The semiconductor sales growth rate of 39 percent, however, was mostly offset by lower sales in the Systems business. Management believes the Systems business is experiencing industry-wide effects of reduced capital spending by enterprise customers. Adjusted Net Income (see below) for the quarter was $30.5, or $0.24 per share, compared to $27.7, or $0.23 per share, for the comparable period in Fiscal 2000. The increase in Adjusted Net Income from a year ago was attributable to higher Semiconductor sales and improved manufacturing efficiencies in the Company's semiconductor fabs, which more than offset the weaker operating performance in the Systems business.

Including amortization of intangibles (see below) of $23.9, Mitel recorded net income of $6.6 in the second quarter of Fiscal 2001, or $0.05 per share, as against $12.5, or $0.10 per share, in the second quarter of Fiscal 2000. In the second quarter of Fiscal 2000, amortization of acquired intangibles amounted to $15.2. Net income for the first half of Fiscal 2001 was $28.1, or $0.23 per share, after deducting amortization of acquired intangibles of $27.1. This compares to $7.9, or $0.05 per share, for the first half of Fiscal 2000. The amortization of acquired intangibles amounted to $32.3 for the first half of Fiscal 2000.

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

                                                                        Six Months Ended
                                                                     Sept. 29,     Sept. 24,
(millions of Canadian dollars, except per share amounts)               2000           1999
                                                                     ---------     ---------
Consolidated revenue                                                    $688.6        $660.0
  Semiconductor segment revenue                                         $378.1        $264.6
  Systems segment revenue                                               $310.5        $395.4

Operating income                                                        $ 50.8        $ 28.9
  Semiconductor segment operating income                                $ 84.7        $ 21.7
  Systems segment operating income (loss)                               $ (6.8)       $ 39.5
  Unallocated costs - amortization of acquired intangibles              $ 27.1        $ 32.3

Net income                                                              $ 28.1        $  7.9
Net income per common share                                             $ 0.23        $ 0.05

Adjusted net income                                                     $ 55.8        $ 40.2
Adjusted net income per common share                                    $ 0.46        $ 0.33
Weighted average common shares outstanding                               117.7         115.6

Net income and cash flows for each period, as determined by U.S. accounting principles, are detailed and discussed in note 16 to the consolidated financial statements included elsewhere in this Form 10-Q.

Business Segment Review

Mitel Semiconductor

Semiconductor second quarter revenue of $194.3 increased by 39 percent from Fiscal 2000's second quarter and, sequentially, by 6 percent from the first quarter of this fiscal year. In proportion to total company sales in the second quarter of Fiscal 2001, Semiconductor revenue increased by 14 percentage points from the corresponding period of last year to represent 54 percent of total company sales. Year to date, Semiconductor revenue of $378.1 increased by 43 percent over last year's same period to account for 55 percent of total company sales in the first half of Fiscal 2001.

The industry is experiencing intense demand by end customers as a result of the expansion and convergence of the network infrastructure. It is this demand that in turn drives the sales growth for Mitel's broadband networking components. Digital Television components are also in demand as manufacturers move to address the market growth in advanced media applications and products.
Management believes that this trend will continue through Fiscal 2001 with double-digit growth over Fiscal 2000.

Semiconductor's second quarter operating income increased by 142 percent from Fiscal 2000's second quarter to $40.2 and by 290 percent to $84.7 on a year to date basis. This profitability improvement resulted from higher sales volumes combined with improved manufacturing efficiencies in the division's fabrication facilities. In recent quarters, a continuing focus on improving manufacturing yields and optimizing fab utilization has had a significant and favorable impact on the division's operating margins.

Mitel Communications Systems

Systems revenue of $165.5 decreased by 21 percent from the second quarter of last year but, sequentially, increased by 14 percent from the first quarter of this fiscal year. Systems revenue accounted for 46 percent of total company revenue in the second quarter and represented a decrease of 14 percentage points in the Company's sales mix from the second quarter of last year. Compared to the first half of Fiscal 2000, Systems revenue for the six months ended September 29, 2000 decreased by 21 percent to $310.5.

The revenue decrease in the quarter and year to date periods compared to last fiscal year was principally due to industry-wide market softness while end customers delayed capital spending on systems and applications. Management believes recent industry announcements regarding new voice communications systems moving to an IP platform have resulted in certain customers deferring capital spending in order to acquire the advanced functionality afforded by the new IP platforms in the future. Selling activity has started to show signs of recovery as evidenced by the sales improvement over the first quarter of this fiscal year. However, it is expected that the revenue in Fiscal 2001 will be below the sales levels of Fiscal 2000 which partially benefited from the market's pre-Year 2000 issue capital spending. Management believes the sales will increase beyond Fiscal 2001 when Mitel's Voice over IP ("VoIP") platforms are likely to reach market acceptance and begin to ramp up.

As a result of reduced sales volume, Systems operating income decreased from a record high of $26.3 in the second quarter of Fiscal 2000 to $3.7 this year. The second quarter profit reduced the Systems operating loss to $6.8 for the first half of Fiscal 2001, as against an operating income of $39.5 for the corresponding period of last year. During the quarter, the division continued to make significant investments in research and development, principally directed toward networked IP communications systems and applications.

GROSS MARGIN

As a percentage of total revenue, total gross margin was 49 percent for both the three and six month periods ended September 29, 2000. This represents an improvement of 2 percentage points over each of the two respective periods last year. The improvement was due to higher sales volumes of semiconductor products, a favorable semiconductor sales mix and positive manufacturing variances resulting from improved semiconductor manufacturing utilization. These factors combined to more than offset the negative impacts of lower systems sales.

OPERATING EXPENSES

Selling and Administrative ("S&A")

S&A expenses in the second quarter of Fiscal 2001 were $85.1, or 24 percent of sales, compared with $88.0, or 25 percent of sales, for the comparable period in Fiscal 2000. Sequentially from the first quarter of this fiscal year, S&A as a percentage of sales decreased by 3 percentage points. Year to date, S&A expenses were 25 percent of sales and 1 percentage point lower than the first half of Fiscal 2000. The improvement was due primarily to lower compensation costs and discretionary spending in the Systems business. In addition, during the second quarter of last fiscal year, the Company had made significant marketing investments to promote the product portfolio of its advanced messaging applications and ISDN PBX products.

Research and Development ("R&D")

R&D expenses amounted to $45.9, or 13 percent of revenue, for the quarter ended September 29, 2000. This compares to $33.7, or 10 percent of revenue, in the corresponding period of Fiscal 2000. Year to date, R&D expenses amounted to $85.6 or 12 percent of sales and 1 percentage point higher than the first half of Fiscal 2000. The increase was attributable to higher investments in Semiconductor R&D programs and the impact of consolidating the R&D activities of Vertex, which was acquired on July 28, 2000. The second quarter amount was net of $3.5 (2000 - $6.0) in R&D government assistance, including ITCs. The year to date amount was net of $6.9 (2000 - $7.2) in R & D government assistance, including ITC's.

Mitel's R&D spending is directed toward investments in high-growth communications market segments. The Semiconductor R&D programs primarily consist of developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, SLI or "System-On-A-Chip", as well as low power and high voltage semiconductors. Systems R&D programs are primarily directed at advancing call processing for enterprises on an IP centric platform, the development of a series of desktop devices and network gateways for both TDM and IP to provide enhanced access to converged networks.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased in the second quarter of Fiscal 2001 to $23.9 from $15.2 for the comparable period in Fiscal 2000. Year to date, acquired intangibles amortization amounted to $27.1 as compared to $32.3 for the first six months of Fiscal 2000. The Fiscal 2000 amounts included amortization related to Fiscal 1998 acquisitions that were fully written off by the end of last year. The Fiscal 2001 amounts included amortization related to the acquisition of Vertex on July 28, 2000. Total intangible assets acquired in the second quarter of Fiscal 2001 amounted to $285.4 and will be amortized over a two-year period.

INTEREST INCOME AND EXPENSE

Interest income was $3.4 and $6.4 for the three and six months ended September 29, 2000, up from $1.7 and $3.6 recorded in the respective corresponding periods of Fiscal 2000, due to higher average cash balances. Interest expense was $4.8 and $10.1 for the three and six months ended September 29, 2000, down from $5.2 and $10.4 in the respective corresponding periods of Fiscal 2000, mainly due to long-term debt repayments in the second half of Fiscal 2000 and the first quarter of Fiscal 2001.

INCOME TAXES

Effective for Fiscal 2001, new rules were applied for corporate income tax accounting which require Mitel to apply the "liability" method instead of the "deferral" method. Under the new standard, tax assets and liabilities must be measured using income tax rates and applying tax laws which are expected to apply to taxable income in periods in which the tax assets or liabilities are expected to be realized or settled. The impact of this change on the Company is described in Note 2 to the unaudited consolidated financial statements for the three and six months ended September 29, 2000.

Income tax expense for the three and six months ended September 29, 2000 was $12.0 and $18.4, respectively, compared to $11.7 and $14.2 for the comparable periods in Fiscal 2000. The effective income tax rate, as a percentage of pre-tax income and before the effect of amortization of acquired intangibles, was 28 percent for the second quarter of Fiscal 2001 as compared to 30 percent for the corresponding period in Fiscal 2000. Year to date, the effective tax rate was 25 percent as compared to 26 percent for the first half of Fiscal 2000, as a result of higher income in the U.S. and in Europe. The lower effective tax rate in Fiscal 2001 was mainly due to lower income generated in Canada, partially offset by higher Semiconductor income in Europe. The sequential increase from the effective tax rate of 21 percent in the first quarter of this fiscal year was principally due to higher second quarter earnings in the European operations.

BACKLOG

As orders are frequently booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. This is most true for Systems since manufacturing lead times for semiconductor products are generally longer because of the nature of the production process. At September 29, 2000, order backlog was $312.5, down from $322.8 at the end of the first quarter of Fiscal 2001 and up from $280.0 at March 31, 2000. The increase in backlog from the beginning of the year was attributable to higher semiconductor orders, principally in the areas of broadband networking. Most of the backlog is scheduled for delivery in the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2000, cash, cash equivalents and short-term investment balances totaled $230.0, up from $228.4 at March 31, 2000, and up from $165.9 at June 30, 2000.

Cash flow from operations before working capital changes amounted to $116.0 during the first half of Fiscal 2001 compared to $94.5 in Fiscal 2000. Since March 31, 2000, Mitel's working capital, as reflected in the consolidated statements of cash flows, increased by $45.8 mostly due to lower payables that were paid down from the higher year-end balances. Mitel maintains a minimum of critical inventory to ensure continuity of supply for its manufacturing requirements. Most of the security supply inventory is carried at Mitel's semiconductor plants.

Fixed asset and other additions were $44.0 during the first half of Fiscal 2001 compared with $28.1 in the corresponding period of Fiscal 2000, excluding additions of $4.6 and $8.7 financed by capital lease for each of the two respective periods. The additions were primarily related to continuing improvements to

Mitel's   information   technology   resources  as  well  as  for  Semiconductor
manufacturing capacity and design tools. Cash flow from investing activities also included cash acquired from the Vertex acquisition in the amount of $11.1.

On February 12, 1998, Mitel entered into two term loans, respectively the AXELsSM* Series B loan and the Tranche A Term Loan, with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The principal of the AXELs Series B loan is payable in four quarterly installments commencing March 2003. The principal of the Tranche A Term Loan was fully repaid in June 2000 as a result of a mandatory prepayment required to be made from Mitel's defined excess cash flow in Fiscal 2000 (see below).

The remaining AXELs Series B loan bears interest at a variable interest rate based on the lower of a defined base rate or the London Inter Bank Offer Rate ("LIBOR") plus a premium. Mitel entered into an interest rate swap to fix the effective interest rate on a portion of the term loan. Management believes that the interest rate swap is considered to be an effective hedge of the variable interest rates on the term loan. Mitel is subject to certain restrictive covenants and commitments and is required to maintain certain financial ratios for the purpose of ensuring the Company's ability to meet its obligations under the credit agreement. The term loan is subject to mandatory prepayments out of certain insurance proceeds, defined excess cash flow generated by Mitel, and the proceeds of certain asset sales (other than inventory), equity offerings or debt issuances by Mitel. Mandatory prepayments range from 50% to 100% of the applicable net cash proceeds. Prior to February 2003, mandatory prepayments are restricted to paying down the amounts, if any, that are drawn on the revolving credit facility. Management believes Mitel is in compliance with the obligations and restrictive covenants under the credit agreement.

Long-term debt decreased principally due to the mandatory prepayment, mentioned above, in the amount of $27.1 against the syndicated term loans. Long-term debt also decreased due to scheduled repayments of $19.3 against capital lease liabilities.

In the quarter ended September 29, 2000, approximately 11 million common shares valued at $300.7 were issued by the Company to acquire all of the capital stock of Vertex. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period.

On June 5, 2000, Mitel announced its intention to make a normal course issuer bid for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30, 2000). These purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period which commenced on June 9, 2000 and ends on June 8, 2001 or on such earlier date as the Company may complete its purchases pursuant to the normal course issuer bid filed with the Toronto Stock Exchange. All repurchased shares will be cancelled. As at November 9, 2000, no shares were purchased under the normal course issuer bid.

As at September 29, 2000, Mitel's capitalization was comprised of 21 percent debt, 3 percent preferred equity, and 76 percent common equity. This compares to 27 percent debt, 4 percent preferred equity, and 69 percent common equity at the end of Fiscal 2000.

In addition to cash, cash equivalent and short-term investment balances of $230.0 as at September 29, 2000, Mitel has an unused revolving credit facility of approximately $110.6 (U.S.$73.4). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At September 29, 2000, the translation account balance was in a debit position of $10.2 as compared to a debit position of $3.4 at the end of Fiscal 2000. The increase in the debit was due to a stronger Canadian dollar as measured against other currencies, principally the U.K. pound sterling.

Recently Issued Accounting Standards

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

Mitel currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Mitel relate to the U.S. dollar, U.K. pound sterling and the Euro. As at September 29, 2000, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2000.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 20, 2000 at the Chateau Laurier Hotel, Ottawa, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:  In respect of electing eleven directors to the Board;
Motion 2:  In respect of appointing Ernst & Young LLP as the Company's auditors;

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:                      Shares
For                        70,861,950
Withheld                       35,788

Motion 2:                      Shares
For                        70,861,950
Withheld                       62,668

The following eleven directors were re-elected at the 2000 Annual Meeting: Mr. Andre Borrel, Mr. Jean-Jacques Carrier, Mr. Anthony L. Craig, Mr. Hubert T. Lacroix, Mr. Kirk Mandy, Mr. Donald G. McIntyre, Mr. Donald W. Paterson, Dr. Henry Simon, Dr. Semir D. Sirazi, Dr. Peter Van Cuylenburg and Mr. Jonathan I. Wener. Mr. Kent H.E. Plumley was appointed on August 22, 2000.

ITEM 6. Reports on Form 8-K

a) Reports on Form 8-K

The Company filed a Current Report on Form 8-K in the three months ended September 29, 2000. The Report was dated July 28, 2000 and related to the acquisition of privately-held Vertex Networks, Incorporated. The report was amended by a Current Report on Form 8-K/A dated July 28, 2000 and filed on October 11, 2000, that included the pro forma and other financial information with respect to the acquisition.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MITEL CORPORATION
                                                -----------------

November 9, 2000                                JEAN-JACQUES CARRIER
----------------                                ---------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President of Finance
                                                 and Chief Financial Officer