Form 10-Q
period 2000-12-29
MITEL CORP
filed 2001-02-09
CIK 352435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2000

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

Yes (X)  No ( )

The number of common shares outstanding as at February 1, 2001 was 126,041,008.

                                MITEL CORPORATION

                                      INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets -
          December 29, 2000 and March 31, 2000 .............................  3

          Consolidated Statements of Retained Earnings -
          Three months ended December 29, 2000 and December 24, 1999 .......  4
          Nine months ended December 29, 2000 and December 24, 1999 ........  4

          Consolidated Statements of Income -
          Three months ended December 29, 2000 and December 24, 1999 .......  5
          Nine months ended December 29, 2000 and December 24, 1999 ........  5

          Consolidated Statements of Cash Flows -
          Nine months ended December 29, 2000 and December 24, 1999 ........  6

          Notes to the Consolidated Financial Statements ...................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................ 20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET  RISK ....................................................... 31

PART II.OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................... 32

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)



                                                       Dec. 29,      March 31,
                                                         2000           2000
                                                      ----------    ----------

ASSETS

Current assets:
  Cash and cash equivalents                           $    244.5  $    195.5
  Short-term investments                                     2.4        32.9
  Accounts receivable                                      273.8       288.2
  Inventories (note 4)                                     195.5       187.7
  Prepaid expenses and other                                37.3        37.2
  Future income taxes                                        8.3         9.5
                                                      ----------  ----------
                                                           761.8       751.0

Long-term receivables (note 5)                              24.8        21.7
Fixed assets (note 6)                                      439.1       457.4
Acquired intangible assets (note 7)                        219.6         3.0
Patents, trademarks and other (notes 8 and 14)              20.6        11.3
                                                      ----------  ----------

                                                      $  1,465.9  $  1,244.4
                                                      ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 9)   $    214.5  $    215.4
  Income and other taxes payable                             2.6        26.2
  Future income tax liabilities                              8.8        11.7
  Deferred revenue                                          38.4        44.1
  Current portion of long-term debt                         30.9        57.9
                                                      ----------  ----------
                                                           295.2       355.3
Long-term debt                                             201.1       217.5
Pension liability                                           17.5        13.4
Future income tax liabilities                               22.0        27.2
                                                      ----------  ----------
                                                           535.8       613.4
                                                      ----------  ----------
Shareholders' equity:
      Capital stock (note 10)
         Preferred shares                                   36.7        37.0
         Common shares                                     634.2       325.6
      Contributed surplus                                    9.2         9.2
      Retained earnings                                    253.4       262.6
      Translation account (note 11)                         (3.4)       (3.4)
                                                      ----------  ----------
                                                           930.1       631.0
                                                      ----------  ----------
                                                      $  1,465.9  $  1,244.4
                                                      ==========  ==========

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                                    Three Months Ended   Nine Months Ended
                                                                    Dec. 29,  Dec. 24,   Dec. 29, Dec. 24,
                                                                      2000      1999       2000     1999
                                                                    --------  --------  --------- --------
Retained earnings, beginning of period (as previously
  reported)                                                         $  288.4  $  222.5  $  267.4  $  218.4

Change in accounting policy for income taxes (note 2)
                                                                          --        --      (4.8)       --
                                                                    --------  --------  --------  --------

Retained earnings, beginning of period (as restated)                   288.4     222.5     262.6     218.4
Net income (loss) for the period                                       (34.2)     16.6      (6.1)     24.5
                                                                    --------  --------  --------- --------
                                                                       254.2     239.1     256.5     242.9

Cost of common share issue (note 10)                                      --        --      (0.7)       --
Cost of common share repurchase (note 10)                                 --      (1.6)       --      (3.8)
Dividends on preferred shares (note 10)                                 (0.8)     (0.8)     (2.4)     (2.4)
                                                                    --------  --------  --------  --------

Retained earnings, end of period                                    $  253.4  $  236.7  $  253.4  $  236.7
                                                                    ========  ========  ========  ========



        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                                                     Three Months Ended      Nine Months Ended
                                                                                    Dec. 29,    Dec. 24,    Dec. 29,    Dec. 24,
                                                                                      2000        1999        2000        1999
                                                                                   ---------   ---------   ---------   ---------
Revenue                                                                            $   171.1   $   163.4   $   549.2   $   427.9
                                                                                   ---------   ---------   ---------   ---------
Cost of sales:

  Cost of sales other than amortization                                                 68.3        72.3       223.8       199.7
  Amortization of manufacturing assets                                                  12.6        12.6        38.6        39.7
                                                                                   ---------   ---------   ---------   ---------
                                                                                        80.9        84.9       262.4       239.4
                                                                                   ---------   ---------   ---------   ---------
Gross margin                                                                            90.2        78.5       286.8       188.5
                                                                                   ---------   ---------   ---------   ---------

Expenses:
  Selling and administrative                                                            40.5        32.9       103.8        84.9
  Research and development (net) (note 13)                                              33.0        19.8        85.0        61.0
  Amortization of acquired intangibles                                                  35.8         3.8        59.8        11.4
                                                                                   ---------   ---------   ---------   ---------
                                                                                       109.3        56.5       248.6       157.3
                                                                                   ---------   ---------   ---------   ---------
Operating income (loss) from continuing operations                                     (19.1)       22.0        38.2        31.2
Interest income                                                                          3.4         1.8         9.8         5.4
Interest expense                                                                        (5.1)       (4.9)      (15.2)      (15.3)
Debt issue costs                                                                          --          --        (0.6)         --
                                                                                   ---------   ---------   ---------   ---------
Income (loss) from continuing operations before income taxes                           (20.8)       18.9        32.2        21.3
Income tax expense                                                                       4.8         8.7        29.1        12.2
                                                                                   ---------   ---------   ---------   ---------
Net income (loss) from continuing operations for the period                            (25.6)       10.2         3.1         9.1
Income (loss) from discontinued operations for the period (note 14a)                    (8.6)       14.4        (9.2)       23.4
Loss on disposal of discontinued operations for the period (note 14b)                     --        (8.0)         --        (8.0)
                                                                                   ---------   ---------   ---------   ---------
Net income (loss) for the period                                                   $   (34.2)  $    16.6   $    (6.1)  $    24.5
                                                                                   =========   =========   =========   =========

Net income (loss) attributable to common shareholders
   after preferred share dividends                                                 $   (35.0)  $    15.8   $    (8.5)  $    22.1
                                                                                   =========   =========   =========   =========

Net income (loss) per common share (notes 3 & 10):
   Net income (loss) per common share from continuing operations:
      Basic and fully diluted                                                      $   (0.21)  $    0.08   $    0.01   $    0.06
                                                                                   ==========  ==========  ==========  ==========
   Net income (loss) per common share:
      Basic and fully diluted                                                      $   (0.28)  $    0.14   $   (0.07)  $    0.19
                                                                                   ==========  ==========  ==========  ==========

Weighted average number of common shares outstanding (millions):
      Basic                                                                            124.4       113.7       119.9       115.1
                                                                                   ==========  ==========  ==========  ==========
      Fully diluted                                                                    126.0       119.6       120.9       115.4
                                                                                   ==========  ==========  ==========  ==========

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                         Nine Months Ended
                                                        Dec. 29,    Dec. 24,
                                                         2000        1999
                                                        --------   --------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss) for the period                      $   (6.1)  $   24.5
  Amortization of capital and other assets                 147.8      121.4
  Investment tax credits                                     1.7        5.9
  Loss (gain) on sale of capital assets                      2.2       (0.1)
  Future income taxes                                       (5.3)      (3.5)
  Change in pension liability                                0.6        0.9
  Deferred loss on discontinued operations (note 14)        (4.8)        --
  Decrease (increase) in working capital (note 18)          (4.4)      11.8
                                                        --------   --------
     Total                                                 131.7      160.9
                                                        --------   --------
Investing activities:
  Change in short-term investments                          39.3      (10.2)
  Increase in long-term receivables                         (2.2)      (0.5)
  Additions to capital assets                              (70.5)     (45.7)
  Proceeds from disposal of capital assets                   1.6        0.8
  Increase in long-term investments (note 8)                (7.6)        --
  Acquisitions (notes 15 and 18)                            10.3         --
  Net change in non-cash balances related
     to investing activities                                (6.1)      (6.9)
                                                        --------   --------
     Total                                                 (35.2)     (62.5)
                                                        --------   --------
Financing activities:
  Repayment of long-term debt                              (27.1)      (7.9)
  Repayment of capital lease liabilities                   (26.3)     (22.6)
  Dividends on preferred shares                             (2.4)      (2.4)
  Issue of common shares - net (note 10)                     7.2        1.1
  Repurchase of common and preferred shares
    (note 10)                                               (0.3)     (36.4)
  Net change in non-cash balances related
    to financing activities                                   --       (0.2)
                                                        --------   --------
     Total                                                 (48.9)     (68.4)
                                                        --------   --------
Effect of currency translation on cash                       1.4       (1.7)
                                                        --------   --------
Increase in cash and cash equivalents                       49.0       28.3

Cash and cash equivalents, beginning of period             195.5      125.3
                                                        --------   --------
Cash and cash equivalents, end of period                $  244.5   $  153.6
                                                        ========   ========

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 29, 2000 and the results of operations and the changes in financial position for the three and nine month periods ended December 29, 2000 and December 24, 1999, in accordance with accounting principles generally accepted in Canada. (See also note 17).

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

     Discontinued Operations

     On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the communications systems business ("Systems"). Accordingly, the operations related to this business were accounted for as discontinued operations.

     On January 5, 2001, the Company entered into a definitive agreement for the sale of its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Mitel will also transfer its Ottawa, Canada real estate to Dr. Matthews. The Company will receive $318.3 in cash proceeds, subject to adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and all of its real property in Ottawa, Canada. The closing of the transaction, which is subject to regulatory approvals and the satisfaction of customary conditions, is expected to occur in February 2001.

     The Company will adopt a new name, subject to shareholder approval, within six months of the closing of the transaction. (See also note 14a).

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

     b) Employee future benefits

     In the first quarter ended June 30, 2000, the Company also adopted the new recommendations of Section 3461 of the CICA Handbook, "Employee Future Benefits". Under these new rules, the costs of retirement benefits, other than pensions, and certain post-employment benefits are recognized over the period in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs. The adoption of the new CICA recommendations for employee future benefits resulted in no significant impact on the Company's financial position or results of operations.

     c) Recent accounting pronouncements

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

     The Canadian  Institute of Chartered  Accountants  has revised and replaced
     Section 3500 of the CICA Handbook, "Earnings Per Share", which will be effective for the Company's first interim period in the year ended March 29, 2002. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

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

                                                                 Three Months Ended         Nine Months Ended
                                                               Dec. 29,     Dec. 24,      Dec. 29,     Dec. 24,
                                                                 2000         1999          2000         1999
                                                              ------------ ------------ ------------- ------------

     Net income (loss) for the period as reported              $    (34.2)    $   16.6     $    (6.1)   $    24.5

     Adjusted Net Income, as adjusted for:
       Amortization of acquired intangibles                          35.8          3.8          59.8         11.4
       Debt issue costs                                                 -            -           0.6            -
       Loss (income) from discontinued operations                     8.6        (14.4)          9.2        (23.4)
      Loss on disposal of discontinued operations                       -          8.0             -          8.0
                                                               ----------     --------     ---------    ---------

     Adjusted Net Income for the period                        $     10.2     $   14.0     $    63.5    $    20.5
                                                               ==========     ========     =========    =========

     Adjusted Net Income per common share (after preferred
      share dividends) - basic                                 $     0.08     $   0.12     $    0.51    $    0.16
                                                               ==========     ========     =========    =========

4.   Inventories:

                                                     Dec. 29,       March 31,
                                                       2000           2000
                                                     --------        -------

        Raw materials                                 $ 49.1          $ 53.5
        Work-in-process                                 76.6            68.3
        Finished goods                                  69.8            65.9
                                                     -------         -------
                                                     $ 195.5         $ 187.7
                                                     =======         =======

5.   Long-term receivables

                                                         Dec. 29,     March 31,
                                                          2000          2000
                                                         ------        -----
     Investment tax credits recoverable                   $ 7.8        $ 7.8
     Promissory note, bearing interest at 8%,
      payable annually, due in June 2004 and
      against which a first deed on real property was
      pledged as security                                   6.7          6.1
     Other long-term receivables                           10.3          7.8
                                                         ------       ------
                                                         $ 24.8       $ 21.7
                                                         ======       ======

6.   Fixed assets:

                                                        Dec. 29,      March 31,
                                                          2000          2000
                                                        -------       -------
     Cost                                               $ 860.1       $ 826.9
     Accumulated amortization                            (421.0)       (369.5)
                                                        -------       -------
                                                        $ 439.1       $ 457.4
                                                        =======       =======

7.   Acquired intangible assets

                                                    Dec. 29,      March 31,
                                                      2000          2000
                                                    --------     ----------
     Cost:
       In-process technology                        $  7.6           $ 5.2
       Developed technology                           34.8            23.7
       Customer base and work force                    3.1            11.6
       Goodwill                                      233.9             6.3
                                                   -------          ------
                                                     279.4            46.8
                                                   -------          ------
     Less accumulated amortization:
       In-process technology                           1.6             4.7
       Developed technology                            7.2            22.4
       Customer base and work force                    0.8            10.9
       Goodwill                                       50.2             5.8
                                                   -------          ------
                                                      59.8            43.8
                                                   -------          ------
                                                   $ 219.6          $  3.0
                                                   =======          ======

     On July 28, 2000, the Company purchased completed and in-process research and development (R&D), an assembled work-force and goodwill, amounting to $278.1 in connection with the acquisition of Vertex Networks, Incorporated ("Vertex") (see also note 15).

     Fully amortized acquired intangibles of $46.8 were removed from the accounts of the Company at December 29, 2000.

8.   Patents, trademarks and other

                                                         Dec. 29,     March 31,
                                                           2000         2000
                                                         -------      ---------
     Cost:
       Patents, trademarks and other                      $ 16.0       $ 16.3
       Deferred loss on discontinued
          operations (see also note 14)                      4.8            -
       Deferred debt issue costs                             7.5          8.5
       Investment in Optenia, Inc.                           7.6            -
                                                          ------       ------
                                                            35.9         24.8
                                                          ------       ------
     Less accumulated amortization:
       Patents and trademarks                               10.9          9.7
       Deferred debt issue costs                             4.4          3.8
                                                          ------       ------
                                                            15.3         13.5
                                                          ------       ------
                                                          $ 20.6       $ 11.3
                                                          ======       ======

     During the third quarter, the Company deposited $7.6 in escrow in respect of an equity investment to be made in privately held Optenia, Inc. ("Optenia"). The transaction closed on January 22, 2001. The Company's equity position on inception will approximate 53 percent in exchange for the cash contribution of $7.6 and an in-kind contribution of equipment and skilled personnel. The Company expects that its equity position will be reduced proportionally as other third party investments are finalized. Optenia is a new developer of photonic components and subsystems, focussed on altering the economics of bandwidth distribution over high-capacity optical networks.

9.   Accounts payable and accrued liabilities

                                                        Dec. 29,       March 31,
                                                          2000           2000
                                                        -------        -------

Trade payables                                          $  56.5        $  68.5
Employee-related payables                                  64.7           34.9
Goods received not invoiced                                25.5           12.7
Other accrued liabilities                                  67.8           99.3
                                                        -------        -------
                                                        $ 214.5        $ 215.4
                                                        =======        =======

10.  Capital Stock

     a)                                              Dec. 29,         March 31,
                                                       2000              2000
                                                    -----------      -----------
         Shares outstanding:
           Preferred shares - R&D Series              1,596,000        1,607,900
           Common shares                            126,029,079      113,997,734

     There were 11,900 preferred shares repurchased and cancelled for cash consideration of $0.3 during the nine months ended December 29, 2000.

     An analysis of the changes in the number of common shares and the amount of share capital for the nine months ended December 29, 2000, is as follows:

                                                            Number       Amount
                                                         -----------    --------
     Balance, beginning of period                        113,997,734    $ 325.6
     Shares issued relating to acquisitions
       (see also note 15)                                 10,997,968      300.7
     Exercise of employee stock options                    1,033,377        7.9
                                                         ===========    =======
     Balance, end of period                              126,029,079    $ 634.2
                                                         ===========    =======

     On June 5, 2000, the Company announced its intention to continue its normal course issuer bid program for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30, 2000) between June 9, 2000 and June 8, 2001. All repurchased shares will be cancelled. In the nine month period ended December 29, 2000, no shares were repurchased under the normal course issuer bid.

     b) A summary of the Company's stock option activity is as follows:

                                                       Nine Months Ended
                                                  Dec. 29,             Dec. 24,
                                                   2000                 1999
                                                -----------          ----------
Outstanding options:
Balance, beginning of period                      9,017,262           5,918,988
Granted                                           2,868,225           3,766,257
Exercised                                        (1,033,377)           (173,775)
Forfeited                                          (493,330)         (2,296,021)
                                                ===========         ===========
Balance, end of period                           10,358,780           7,215,449
                                                ===========         ===========


     Available for grant at December 29, 2000 were 4,316,353 (March 31, 2000 - 6,691,248) common shares. The exercise prices on outstanding stock options range from $1.10 to $38.23 per share with exercise periods extending to January, 2008.

      c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds that would have been received. In addition, the fully diluted earnings per share calculation includes common shares issued with restrictions (see also note 15).

11.  The following table summarizes changes in the translation account:

                                               Three Months Ended     Nine Months Ended
                                               Dec. 29,   Dec. 24,   Dec. 29,   Dec. 24,
                                                 2000       1999      2000        1999
                                                ------      -----     -----      -----
Balance, beginning of period                    $(10.2)     $18.6     $(3.4)     $28.2
Increase (decrease):
  Movements in exchange rates -
     United Kingdom Pound Sterling                 6.5       (7.4)     (9.2)     (12.3)
     United States Dollar                         (0.8)      (0.2)     11.1       (5.9)
     Swedish Krona                                 0.4       (0.6)     (1.4)      (1.3)
     Other currencies                              0.5       (0.6)     (0.7)       1.4
Reduction of net investments in subsidiaries       0.2       (0.2)      0.2       (0.5)
                                                ------      -----     -----      -----
Balance, end of period                          $ (3.4)     $ 9.6     $(3.4)     $ 9.6
                                                ======      =====     =====      =====

12. The Company has not declared or paid any dividends on its common shares. During the third quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.  Research and development

     The research and development expenses from continuing operations were net of $1.2 and $3.2 in R&D government assistance, including ITCs, for the three and nine month periods ended December 29, 2000, respectively (three months ended December 24, 1999 - $1.2; nine months ended December 24, 1999
     - $3.8).

14.  Discontinued operations

     (a) Communications Systems Business

     On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Systems business. Accordingly, the operations related to this business were accounted for as discontinued operations with November 3, 2000 being the effective measurement date.

     On January 5, 2001, the Company entered into a definitive agreement for the sale of its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Mitel will also transfer its Ottawa, Canada real estate to Dr. Matthews. The Company will receive $318.3 in cash proceeds, subject to adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and all of its real property in Ottawa, Canada. The closing of the transaction, which is subject to regulatory approvals and the satisfaction of customary conditions, is expected to occur in February 2001.

     The Company expects to record a net gain when realized on closing. The gain, net of transaction costs and taxes, is expected to be sufficient to offset operating losses between the measurement date and the date of closing. Accordingly, the operating losses subsequent to the measurement date and transaction costs together amounting to $4.8 and incurred to December 29, 2000, net of taxes, were deferred on the balance sheet as at that date.

     The Company will adopt a new name, subject to shareholder approval, within six months of the closing of the transaction.

     The Company expects to fully repay the AXELs Series B loan in the fourth quarter of Fiscal 2001 from the proceeds received on the sale of the Systems business. At December 29, 2000, the balance of the AXELs Series B loan amounted to $168.8 (U.S.$112.5).

     The results of the Systems business operations during the period to the measurement date of November 3, 2000 were as follows:

                                                                 Three Months Ended         Nine Months Ended
                                                                Dec. 29,     Dec. 24,     Dec. 29,      Dec. 24,
                                                                  2000         1999         2000          1999
                                                                 ------       ------       ------        ------
     Sales for the three and nine month periods                 $ 145.1      $ 200.4      $ 455.6       $ 595.8
                                                                =======      =======      =======       =======
     Results of operations to the measurement date of
       November 3, 2000:
       Income (loss) before income taxes                        $  (7.2)     $  18.5      $ (13.7)      $  38.2
       Income tax (expense ) recovery                              (1.4)        (4.1)         4.5         (14.8)
                                                                -------      -------      -------       -------
       Income (loss) from discontinued operations to the
          measurement date of November 3, 2000                  $  (8.6)     $  14.4      $  (9.2)      $  23.4
                                                                =======      =======      =======       =======
     Basic income (loss) per common share from
       discontinued operations                                  $ (0.07)     $  0.13      $ (0.08)      $  0.20
                                                                =======      =======      =======       =======
     Fully diluted income (loss) per common share from
       discontinued operations                                  $ (0.07)     $  0.12      $ (0.08)      $  0.20
                                                                =======      =======      =======       =======

     For the period from the measurement date to December 29, 2000, the Systems business incurred a loss of $4.0, net of income tax recoveries of $10.0, and certain transaction costs of $0.8, net of income tax recoveries of $0.2. These losses were deferred and included in patents, trademarks, and other as management anticipates that the estimated gain on disposal will be sufficient to recover these amounts.

     The significant assets and liabilities of discontinued operations included in the financial statements were as follows:

                                                        Dec. 29,    March 31,
                                                          2000        2000
                                                       ---------   ----------

     Current assets                                    $  229.9     $   256.7
     Long-term receivables                             $    9.8     $     7.8
     Fixed assets                                      $   93.8     $    95.6
     Patents, trademarks and other                     $    7.0     $     2.5
     Accounts payable and accrued liabilities          $   67.0     $    86.2
     Deferred revenue                                  $   20.3     $    27.0

     (b) Lincoln Power and Automotive

     On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln"), which was part of the Plessey Semiconductors Group acquired in Fiscal 1998. Accordingly, the operations related to this business were accounted for as discontinued operations.

     On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $12.0, including cash of $9.5 and a note receivable of $2.5. As a result of the sale, the Company recorded additional provisions of $8.0, net of tax recoveries of $3.4, as a loss from discontinued operations in the third quarter of Fiscal 2000.

15.  Acquisitions

     On July 28, 2000, the Company acquired privately-held Vertex, a California-based fabless semiconductor company providing silicon solutions for the enterprise switching and wide area network access markets. Mitel acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $300.7. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period. The fair value of the consideration was based on the average closing price of the Company's common shares on the Toronto Stock Exchange shortly before and after the date of acquisition. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined and finalized by an independent valuation firm using standard valuation techniques. An amount of $278.1 was allocated to intangible assets which include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the identifiable net assets amounted to $233.9, which was recorded as goodwill. The identifiable intangible assets and the goodwill are amortized over a two-year period. The allocation to net assets included $1.6 in respect of acquisition costs and costs to integrate the operations of the acquired company. The preliminary estimate of acquisition and integration costs as at September 29, 2000 was $8.6, of which $7.0 was subsequently determined to be in excess of the actual requirement. Accordingly, the excess of $7.0 was applied to reduce goodwill. As at December 29, 2000, the liability in respect of acquisition and integration costs was $0.6.

     The purchase transaction is summarized as follows:

     Net assets acquired, at approximate fair value:

        Current assets                                       $  29.9
        Capital assets                                           2.3
        Goodwill and acquired intangible assets                278.1
                                                             -------
        Total assets                                           310.3
        Current liabilities                                     (9.6)
                                                             -------
        Total net assets                                     $ 300.7
                                                             =======
        Common share consideration                           $ 300.7
                                                             =======

     Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal period is presented as follows:

                                                                           Nine Months Ended
                                                                         Dec. 29,       Dec. 24,
                                                                          2000           1999
                                                                        ---------      --------
     Revenue                                                            $  552.0       $  430.0
     Net loss from continuing operations                                $ (108.0)      $ (102.3)
     Net loss                                                           $ (117.2)      $  (86.9)
     Net loss attributable to common shareholders after
       preferred dividends                                              $ (119.6)      $  (89.3)
     Net loss per common share from continuing operations:
           Basic and fully diluted                                      $  (0.85)      $  (0.84)
     Net loss per common share:
           Basic and fully diluted                                      $  (0.92)      $  (0.72)
     Weighted average number of common shares outstanding
       (millions):
           Basic                                                           130.3          124.5
           Fully diluted                                                   131.9          126.4

     The unaudited Pro Forma information does not include the operating savings or synergies as a result of the combined operations.

16.  Information on business segments

     The Company's reportable business segments from continuing operations are comprised of the Semiconductor Communications and Semiconductor Medical groups (see also Note 14a). Reportable segments are business units that offer different products and services and are managed separately because of these differences.

     The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to he segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                  Unallocated
Three Months Ended December 29, 2000                 Communications     Medical      Costs         Total
                                                     --------------    ---------  ------------    -------
Total external sales revenue                            $ 158.8         $ 12.3         $  -       $ 171.1
Amortization of buildings and equipment                    22.1            0.2            -          22.3
Amortization of acquired intangibles                          -             -          35.8          35.8
Segment's operating income (loss) from continuing
  operations                                               18.4           (1.7)       (35.8)        (19.1)

                                                                                   Unallocated
Three Months Ended December 24, 1999                 Communications     Medical       Costs        Total
                                                     --------------    ---------   -----------    -------
Total external sales revenue                            $ 154.2          $ 9.2         $  -       $ 163.4
Amortization of buildings and equipment                    18.9            0.2            -          19.1
Amortization of acquired intangibles                          -              -          3.8           3.8
Segment's operating income from continuing
  operations                                               23.4            2.4         (3.8)         22.0

                                                                                   Unallocated
Nine Months Ended December 29, 2000                  Communications     Medical       Costs        Total
                                                     --------------    ---------   -----------    -------
Total external sales revenue                            $ 513.6          $35.6         $  -       $ 549.2
Amortization of buildings and equipment                    65.7            0.7            -          66.4
Amortization of acquired intangibles                          -              -         59.8          59.8
Segment's operating income from continuing
  operations                                               96.6            1.4        (59.8)         38.2

                                                                                   Unallocated
Nine Months Ended December 24, 1999                  Communications     Medical       Costs        Total
                                                     --------------    ---------   -----------    -------
Total external sales revenue                            $ 399.0          $28.9         $  -       $ 427.9
Amortization of buildings and equipment                    58.5            0.6            -          59.1
Amortization of acquired intangibles                          -              -         11.4          11.4
Segment's operating income from continuing
  operations                                               35.4            7.2        (11.4)         31.2

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

     Under Canadian GAAP, there is no requirement to record a stock option compensation expense when the terms of a previously fixed stock option are modified. Under U.S. GAAP, a stock option compensation expense must be recorded in the Company's results of operations when the terms of a previously fixed stock option are modified.

     Under Canadian GAAP, shares contingently issuable to employees in connection with an acquisition, under certain conditions, form part of the cost of the purchase at the date of acquisition. Under U.S. GAAP, shares contingently issuable to employees in connection with an acquisition are recorded as stock compensation expense.

     The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                                 Three Months Ended      Nine Months Ended
                                                                 Dec. 29,   Dec. 24,    Dec. 29,   Dec. 24,
                                                                   2000       1999       2000       1999
                                                                 --------    ------     ------     -------
Net income from continuing operations for the
  period in accordance with Canadian GAAP                         $(25.6)    $ 10.2     $  3.1     $  9.1

Acquirers redundancy provision                                       0.2       --          1.5       --
Write-off of acquired in-process technology                         (1.7)      --         (7.6)      --
Amortization of acquired in-process technology                       1.1       --          1.6       --
Amortization of  goodwill                                            1.7       --          0.8       --
Stock compensation expense                                          (3.0)      --         (4.0)      --
Effect of deferral accounting related to foreign
 exchange contracts                                                  0.7       (3.6)      10.6        3.3
Translation of foreign currency denominated debt                     1.6       (0.3)      (5.1)       4.5
                                                                  ------     ------     ------     ------

U.S. GAAP and SEC requirements:
Net income (loss) from continuing operations for the period        (25.0)       6.3        0.9       16.9
Income (loss) from discontinued operations for the period           (8.5)      15.3       (9.3)      27.5
Estimated loss on disposal of discontinued operations for the
  period                                                            --         (8.0)      --         (8.0)
                                                                  ------     ------     ------     ------
Net income (loss) for the period                                   (33.5)      13.6       (8.4)      36.4
Less: dividends on cumulative preferred shares                       0.8        0.8        2.4        2.4
                                                                  ------     ------     ------     ------
Net income (loss) attributable to common shareholders             $(34.3)    $ 12.8     $(10.8)    $ 34.0
                                                                  ======     ======     ======     ======

Net income (loss) per common share from continuing operations:
   Basic                                                         $ (0.21)   $  0.05    $ (0.01)   $  0.13
                                                                 =======    =======    =======    =======
   Diluted                                                       $ (0.20)   $  0.05    $ (0.01)   $  0.12
                                                                 =======    =======    =======    =======
Net income (loss) per common share:
   Basic                                                         $ (0.28)   $  0.11    $ (0.09)   $  0.30
                                                                 =======    =======    =======    =======
   Diluted                                                       $ (0.27)   $  0.11    $ (0.09)   $  0.29
                                                                 =======    =======    =======    =======

Weighted average shares for basic EPS (millions)                   124.4      113.7      119.9      115.1
Weighted average issued shares subject to
  restrictions (millions)                                            1.6       --          0.9       --
Weighted average shares on conversion of stock
   options (millions)                                               --          2.7       --          1.7
                                                                 -------    -------    -------    -------
Adjusted weighted average shares and share
   equivalents for diluted EPS (millions)                          126.0      116.4      120.8      116.8
                                                                 =======    =======    =======    =======

The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

i)   All options outstanding at December 29, 2000.

ii) Options outstanding for the three months ended December 24, 1999 to purchase 987,250 shares of common stock at an average price of $18.46 per share.

iii) Options outstanding for the nine months ended December 24, 1999 to purchase 1,079,000 shares of common stock at an average price of $17.88 per share.

US GAAP earnings included foreign exchange losses of $2.0 for the three months ended December 29, 2000 and foreign exchange gains of $2.0 for the nine months ended December 29, 2000 (three months ended December 24, 1999 - foreign exchange losses of $3.6; nine months ended December 24, 1999 - foreign exchange gains of $8.9).

The components of comprehensive income were as follows:

                                          Three Months Ended  Nine Months Ended
                                          Dec. 29,  Dec. 24,  Dec. 29,  Dec. 24,
                                            2000      1999      2000     1999
                                            ----      ----      ----     ----
     Comprehensive income for the period:
      Net income (loss) for the period    $(33.5)    $13.6     $(8.4)   $36.4
      Other comprehensive income -
        Foreign currency adjustment          6.8      (9.0)     --      (18.6)
                                           -----     -----     -----    -----
     Comprehensive income (loss) for
        the period                        $(26.7)    $ 4.6     $(8.4)   $17.8
                                           =====     =====     =====    =====

Balance  sheet  items  which  vary  in   conformity   with  U.S.  GAAP  and  SEC
requirements:

                                                         Dec. 29,    March 31,
                                                           2000         2000
                                                        ---------     -------
     Fixed assets                                       $   428.9     $ 445.6
     Acquired intangible assets                         $   210.5     $   2.5
     Patents, trademarks, other                         $    21.0     $  11.3
     Accounts payable and accrued liabilities           $   211.2     $ 217.0
     Shareholders' equity:
         Redeemable preferred shares                    $    33.8     $  34.2
         Common shares                                  $ 1,071.7     $ 763.1
         Contributed surplus                            $       -     $     -
         Accumulated other comprehensive income         $    (3.4)    $  (3.4)
         Deficit                                        $  (187.6)    $(176.8)

18.  Consolidated statements of cash flows

     (a) Net change in non-cash working capital balances related to operating activities:

                                                            Nine Months Ended
                                                         Dec. 29,      Dec. 24,
     Decrease (Increase):                                  2000          1999
                                                         -------        ------
     Accounts receivable                                 $ 23.4          $ 4.0
     Inventories                                           (6.0)           2.4
     Accounts payable and accrued liabilities               7.1            0.6
     Income and other taxes payable                       (28.7)           3.2
     Deferred revenue                                      (5.1)           0.5
     Other                                                  4.9            1.1
                                                         ------         ------
                                                         $ (4.4)        $ 11.8
                                                         ======         ======

     b) Acquisitions:

     The following table summarizes the Company's cash flows from investing activities resulting from acquisitions (there were no acquisitions in the comparative period):

                                                              Nine Months
                                                                 Ended
                                                             Dec. 29, 2000
                                                             -------------
     Vertex:
          Cash acquired                                        $  11.1
          Net assets acquired other than cash                    289.6
                                                                -------
          Total purchase price                                   300.7
          Less:  cash acquired                                   (11.1)
          Less:  non-cash consideration paid                    (300.7)
                                                                -------
     Cash acquired for Vertex                                     11.1
     Less:  cash paid for other acquisitions                      (0.8)
                                                               =======
     Cash acquired net of cash paid                            $  10.3
                                                               =======

19.  Comparative figures

     Certain of the 2000 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
           (in millions of Canadian dollars, except per share amounts)

The Company is currently a two-business organization involved in communications systems and semiconductors and is transitioning to be a focused semiconductor company (see Recent Significant Events). Mitel is a global provider of semiconductors for converging voice and data networks in a rapidly evolving Internet economy. Mitel's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Mitel's semiconductor Medical business provides applications specific integrated circuit ("ASIC") solutions for applications such as pacemakers, hearing aids and portable instruments. The Company presently employs some 2,500 people worldwide, including over 500 designers, in its semiconductor business.

The following discussion and analysis explains trends in Mitel's financial condition and results of operations for the three and nine months ended December 29, 2000 compared with the corresponding periods in the previous year. This discussion is intended to help shareholders and other readers understand the dynamics of the Company's business and the key factors underlying its financial results. Commencing with this Form 10-Q, the Company began to report the results of its Communications Systems business ("Systems") as a discontinued operation (see Recent Significant Events). Accordingly, the discussion, figures, and comparative figures were reclassified to conform to the presentation adopted in the third quarter ended December 29, 2000. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2000.

RECENT SIGNIFICANT EVENTS

Mitel Enters into a Definitive Agreement to Sell its Communications
-------------------------------------------------------------------
  Systems Business
  ----------------

On November 3, 2000, the Company announced that its Board of Directors intended to separate Mitel's Systems segment from its Semiconductor segment. Accordingly, the Systems business results were accounted for as discontinued operations in this Form 10-Q for the quarterly period ended December 29, 2000. The decision to sell Systems was developed in response to increasing differences in customer types, technology roadmaps, and investment requirements and, most importantly, the competitive needs of the two businesses. As a result, management believes the Company can better focus its resources and efforts toward solidifying its leadership position in the communications semiconductor industry.

On January 5, 2001, the Company announced that it had entered into a definitive agreement for the sale of its worldwide communications systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Mitel will also transfer its Ottawa, Canada real estate to Dr. Matthews. The Company will receive $318.3 in cash proceeds, subject to adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and all of its real property in Ottawa, Canada. The closing of the transaction, which is subject to regulatory approvals and the satisfaction of customary conditions, is expected to occur in February 2001. The final accounting, including the expected gain on sale of the business and property, will be completed when realized in the fourth quarter of Fiscal 2001.

The company expects to adopt a new name after the approval from its shareholders at the next annual general meeting of shareholders on July 25, 2001.

Mitel Invests in a New Photonics Venture
----------------------------------------

On January 15, 2001, the Company announced that it established an equity interest in a new privately held photonics company that will focus on reducing the cost of bandwidth distribution in optical networks. The new company - called Optenia - combines the financial, technological and human resources from Mitel, the National Research Council ("NRC") of Canada, and other investors.

Optenia's technological foundation is based on joint research between Mitel and the NRC in the area of dense wavelength division multiplexing ("DWDM"). Management believes that Mitel's investment in Optenia will optimize and accelerate product development as well as establish new avenues for other research and development.

Mitel's equity position on inception will approximate 53 percent in exchange for a cash contribution of $7.6 and an in-kind contribution of equipment and skilled personnel. Management expects that its equity position will be reduced proportionally as other third party investments are finalized. Mitel will also enjoy certain privileges for joint business development. For example, Mitel's Bromont facility will maintain a strategic manufacturing agreement with Optenia that encompasses foundry arrangements and joint development of critical microfabrication techniques. The investment is not expected to materially impact Mitel's financial results from operations or its financial position in the next twelve months.

Acquisition of Vertex Networks, Incorporated
--------------------------------------------

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

Common Share Repurchase Program
-------------------------------

On June 5, 2000, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 5,706,196 common shares, representing 5 percent of 114,123,921 common shares issued and outstanding at May 18, 2000. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2000 and ending on June 8, 2001, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under this program during the period from June 9, 2000 to February 1, 2001.

RESULTS OF CONTINUING OPERATIONS

Mitel's continuing  operations are comprised of two reportable business segments
- Communications and Medical. These two segments combine to establish Mitel's continuing operations as a semiconductor company. Mitel sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Mitel's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Network Access and User Access represent the two major growth product categories in this business segment. Network Access products include those products that provide connectivity to the network's core backbone such as feeder, aggregation and transmission applications and those that address the multi-protocol physical and network layers. User Access products involve those products allowing users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set top boxes and digital
TV). The Communications business also includes Custom Products which involve the design of custom ASICs as well as custom foundry services for external parties.

Mitel's semiconductor Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

                                                              Nine Months Ended
                                                             Dec. 29,   Dec. 24,
(millions of Canadian dollars, except per share amounts)       2000      1999
                                                             --------   -------

Consolidated revenue from continuing operations               $ 549.2   $ 427.9
  Semiconductor Communications segment revenue                $ 513.6   $ 399.0
  Semiconductor Medical segment revenue                       $  35.6   $  28.9

Operating income from continuing operations                   $  38.2   $  31.2
  Semiconductor Communications segment operating income       $  96.6   $  35.4
  Semiconductor Medical segment operating income              $   1.4   $   7.2
  Unallocated costs - amortization of acquired intangibles    $  59.8   $  11.4

Net income from continuing operations                         $   3.1   $   9.1
Net income (loss)                                             $  (6.1)  $  24.5

Net income per common share from continuing operations        $  0.01   $  0.06
Net income (loss) per common share                            $ (0.07)  $  0.19

Adjusted Net Income                                           $  63.5   $  20.5
Adjusted Net Income per common share                          $  0.51   $  0.16
Weighted average common shares outstanding                      119.9     115.1

Net income and cash flows for each period, as determined by U.S. accounting principles, are detailed and discussed in note 17 to the consolidated financial statements included elsewhere in this Form 10-Q.

Semiconductor revenue for the third quarter totaled $171.1 million, down from the record $194.3 million of the second quarter of Fiscal 2001 but up 5 percent from $163.4 million for the same period last year. Year to date, revenue was $549.2 million, up 28 percent from $427.9 million last year.

Although the Company continues to benefit from a significant amount of design wins, third quarter sales were adversely affected, as expected, by customer and channel inventory adjustments in its network and user access business. On December 15, 2000, the Company announced that it expected its Semiconductor sales for the third quarter to be sequentially lower by approximately 10 percent from the $194.3 million recorded in the second quarter of Fiscal 2001. The expected decline was principally due to the reduction in the orders normally booked and shipped in the same quarter ("turns"), and to order re-scheduling and cancellations, both resulting from market uncertainties.

In addition to the above market conditions, the Company's results from continuing operations were influenced by two other major factors. The first factor was Mitel's continuing significant investment in research and development, principally in the areas of network and user access, to develop and launch new products supporting broadband communications. The second factor related to steps underway in the company to establish a new business model based exclusively on its semiconductor operations, resulting in higher selling and administrative expenses during this transition.

Adjusted Net Income for the quarter was $10.2 million, or $0.08 per share, compared with $14.0 million, or $0.12 per share, in the third quarter of Fiscal 2000. The decline in Adjusted Net Income for the quarter from a year ago was mainly attributable to higher research and development and marketing expenses, partially offset by improved sales and margins. Adjusted Net Income for the year to date period was $63.5 million, or $0.51 per share, up significantly from $20.5 million, or $0.16 per share, for the nine months ended last year.

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

In the third quarter, Mitel recorded a net loss from continuing operations of $25.6 million, or $0.21 per share, after the amortization of acquired intangibles of $35.8 million. This compares to net income from continuing operations of $10.2 million, or $0.08 per share, in the same period of Fiscal 2000, after the amortization of acquired intangibles of $3.8 million. Year to date, net income from continuing operations was $3.1 million, or $0.01 per share, down from $9.1 million, or $0.06 per share, recorded a year ago.

Semiconductor Communications Segment

                                            Three Months Ended
                                       Dec. 29,    Dec. 24,     %
(millions of Canadian dollars)          2000        1999     Change
                                      -----------------------------
Communications revenue by product:
  Network Access                      $ 68.6      $ 71.5
  User Access                           36.0        36.2
  Custom Products                       54.2        46.5
                                      ------      ------
Total Communications                  $158.8      $154.2         3%
                                      ======      ======     =====

Communications revenue mix by product:
  Network Access                           43%        46%
  User Access                              23%        23%
  Custom Products                          34%        31%
                                        -----     ------
Total Communications                      100%       100%
                                        =====     ======
Communications revenue as a
   percentage of total revenue             93%        94%
                                        =====     ======

Communications operating income         $18.4     $ 23.4     (21)%
                                        =====     ======     =====

                                             Nine Months Ended
                                      Dec. 29,   Dec. 24,     %
(millions of Canadian dollars)          2000      1999      Change
                                      ----------------------------
Communications revenue by product:
  Network Access                       $235.2   $  177.1
  User Access                           106.2       89.4
  Custom Products                       172.2      132.5
                                       ------   --------
Total Communications                   $513.6   $  399.0       29%
                                       ======   ========     =====

Communications revenue mix by product:

  Network Access                           46%       44%
  User Access                              21%       22%
  Custom Products                          33%       34%
                                       ======    ======
Total Communications                      100%      100%
                                       ======    ======
Communications revenue as a
   percentage of total revenue             94%       93%
                                       ======    ======

Communications operating income        $ 96.6    $ 35.4       173%
                                       ======    ======      =====

Communications semiconductor sales for the third quarter of Fiscal 2001 reached $158.8 million, a 3% increase over the $154.2 million achieved for the same period in Fiscal 2000. Sales of Custom products grew by 16% from a year ago while the sales of network and user access products were adversely affected by the recent industry downturn described elsewhere in this Form 10-Q. The strong sales growth in the year to date period was principally driven by high demand by data networking manufacturers for the company's network access products.

For the quarter, Communications semiconductor operating income was $18.4 million, down from the $23.4 million recorded for the same period last year. Despite higher sales, the lower profitability was due to a significant increase in R&D spending, particularly in IP Switching as a result of the acquisition of Vertex Networks. Year to date operating income more than doubled from the same period last year on the strength of higher sales of network access products.

Semiconductor Medical Segment

                                                  Three Months Ended
                                            Dec. 29,   Dec. 24,       %
(millions of Canadian dollars)               2000       1999        Change
                                           -------------------------------
Revenue:
  Medical                                  $  12.3     $  9.2          34%
                                           =======     ======       =====
  As a percentage of total revenue               7%         6%
                                           =======     ======
Medical operating income (loss):           $  (1.7)    $  2.4         n/m
                                           =======     ======       =====

                                                   Nine Months Ended
                                            Dec. 29,   Dec. 24,     %
(millions of Canadian dollars)               2000       1999      Change
Revenue:
  Medical                                   $ 35.6    $  28.9         23%
                                            ======    =======     ======
As a percentage of total revenue                6%         7%
                                            ======    =======
Medical operating income (excluding
  unallocated costs)                        $  1.4    $   7.2       (81)%
                                            ======    =======     ======

Medical semiconductor sales for the third quarter of Fiscal 2001 reached $12.3 million, a 34% increase over the $9.2 million achieved for the same period in Fiscal 2000 as a result of favorable industry conditions and new product introductions.

For the quarter, Medical incurred an operating loss of $1.7 million, as against an operating income of $2.4 million for the same period last year, as a result of unfavorable manufacturing yields and higher R&D expenses.

Semiconductor Geographic Revenue

Revenue from continuing operations, based on the geographic location of Mitel's customers, was distributed as follows:

                            Nine Months                  Nine Months
(millions of                   Ended        % of           Ended         % of
Canadian dollars)          Dec. 29, 2000    Total      Dec. 24, 1999     Total
                           -------------    -----      -------------     -----

United States                 $224.3          41%         $173.3          41%
Europe                         164.3          30           110.7          26
Asia/Pacific                   136.7          25           113.2          26
Canada                          15.2           3            22.1           5
Other Regions                    8.7           1             8.6           2
                              ------         ---          ------         ---
Total                         $549.2         100%         $427.9         100%
                              ======         ===          ======         ===

For the three months ended December 29, 2000, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue by 3 percent ($5.5). For the nine months ended December 29, 2000, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue by 3 percent ($16.5). The negative foreign exchange impacts were primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the U.S. dollar exchange rate.

GROSS MARGIN

As a percentage of total revenue, total gross margin from continuing operations was 53 percent and 52 percent, respectively, for the three and nine-month periods ended December 29, 2000. This represents an improvement of 5 and 8 percentage points, respectively, over the same periods last year. The improvement was due to higher sales volumes, a favorable sales mix and positive manufacturing variances resulting from improved semiconductor production utilization.

OPERATING EXPENSES

Selling and Administrative ("S&A")

S&A expenses from continuing operations in the third quarter of Fiscal 2001 were $40.5, or 24 percent of sales, compared with $32.9, or 20 percent of sales, for the comparable period in Fiscal 2000. Sequentially from the second quarter of this fiscal year, S&A as a percentage of sales increased by 6 percentage points. Year to date, S&A expenses were 19 percent of sales and 1 percentage point lower than the first nine months of Fiscal 2000. The increase in S&A expenses in the quarter was due primarily to higher amortization related to the recently implemented enterprise resource planning system and to increased marketing spending. In addition, certain of the company's expenses related to the transition to a focused semiconductor company.

Research and Development ("R&D")

R&D expenses from continuing operations amounted to $33.0, or 19 percent of revenue, for the quarter ended December 29, 2000. This compares to $19.8, or 12 percent of revenue, in the corresponding period of Fiscal 2000. Year to date, R&D expenses amounted to $85.0 or 15 percent of sales and 1 percentage point higher than the first nine months of Fiscal 2000. The increase was due to incremental R&D expenses resulting from the consolidation of Vertex, which was acquired on July 28, 2000, coupled with the increased R&D activity in the network and user access product lines. Management expects that R&D spending will continue to increase in absolute dollars into Fiscal 2002.

Third quarter R&D spending was net of $1.2 (2000 - $1.2) in R&D government assistance, including investment tax credits ("ITCs"). The year to date amount was net of $3.2 (2000 - $3.8) in R&D government assistance, including ITCs.

Mitel's R&D spending from continuing operations is principally directed toward investments in high-growth communications market segments.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased in the third quarter of Fiscal 2001 to $35.8 from $3.8 for the comparable period in Fiscal 2000. Year-to-date, acquired intangibles amortization amounted to $59.8 as compared to $11.4 for the first nine months of Fiscal 2000. The Fiscal 2001 amounts principally related to the acquisition of Vertex on July 28, 2000. The Fiscal 2000 amounts related to previous acquisitions that were fully written off by the end of last year. The Company's policy is to amortize acquired intangible assets over a two-year period from the date of acquisition, which management believes represents the estimated useful life.

INTEREST INCOME AND EXPENSE

Interest income was $3.4 and $9.8 for the three and nine months ended December 29, 2000, up from $1.8 and $5.4 recorded in the respective corresponding periods of Fiscal 2000, due to higher average cash balances. Interest expense was $5.1 and $15.2 for the three and nine months ended December 29, 2000, as compared to $4.9 and $15.3 in the respective corresponding periods of Fiscal 2000. Management expects that interest expense will decrease significantly in the future after the expected repayment of the AXELs Series B U.S. dollar term loan from the the sale of the Systems business in the fourth quarter of Fiscal 2001.

INCOME TAXES

Effective for Fiscal 2001, new rules were applied for corporate income tax accounting which require Mitel to apply the "liability" method instead of the "deferral" method. Under the new standard, tax assets and liabilities must be measured using income tax rates and applying tax laws which are expected to apply to taxable income in periods in which the tax assets or liabilities are expected to be realized or settled. The impact of this change on the Company is described in Note 2 to the unaudited consolidated financial statements for the three and nine months ended December 29, 2000.

Income tax expense from continuing operations for the three and nine months ended December 29, 2000 was $4.8 and $29.1, respectively, compared to $8.7 and $12.2 for the comparable periods in Fiscal 2000. The effective income tax rate from continuing operations, as a percentage of pre-tax income and before the effect of amortization of acquired intangibles, was 32 percent for the third quarter of Fiscal 2001 as compared to 38 percent for the corresponding period in Fiscal 2000. Year to date, the effective tax rate from continuing operations was 32 percent as compared to 37 percent for the first nine months of Fiscal 2000. The lower effective tax rate in Fiscal 2001 was mainly due to lower income generated in Canada, partially offset by higher income in Europe.

BACKLOG

As orders are often booked and shipped within the same fiscal month, order backlog is not necessarily indicative of a sales outlook for the month, quarter or year. At December 29, 2000, order backlog from continuing operations was $224.9, down from $279.7 at the end of the second quarter of Fiscal 2001 and from $252.6 at March 31, 2000. The decrease in backlog was attributable to the recent downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis, which caused cancellations and re-scheduling of orders, principally in the areas of broadband networking. Most of the backlog is scheduled for delivery in the next twelve months.

DISCONTINUED OPERATIONS

Mitel Communications Systems

Systems recorded third quarter revenue of $145.1 million, down from $165.5 million in the second quarter, and this compared to $200.4 million for the third quarter of Fiscal 2000. Year to date, System sales were $455.6 and down 24 percent from the $595.8 recorded in the first nine months of Fiscal 2000. The revenue decrease in the quarter and year to date periods from last fiscal year was principally due to industry-wide market softness while end customers delayed capital spending on systems and applications. Management believes recent industry announcements regarding new voice communications systems moving to an IP platform have resulted in certain customers deferring capital spending in order to acquire the advanced functionality afforded by the new IP platforms in the future.

During the third quarter and up to the measurement date of November 3, 2000, the Systems business had an operating loss, net of taxes, of $8.6 million. Year to date, the operating loss, net of taxes, amounted to 9.2, down from an operating profit of $23.4 recorded in the same period last year.

The Company expects to record a net gain from the sale of Systems when realized on closing in the fourth quarter of Fiscal 2001. The gain, net of transaction costs and taxes, is expected by management to be sufficient to offset the operating losses subsequent to the measurement date. Accordingly, the operating losses subsequent to the measurement date of $4.0, net of income tax recoveries of $10.0, and certain transaction costs of $0.8, net of income tax recoveries of $0.2, incurred to December 29, 2000 were deferred on the balance sheet as at that date.

NET INCOME (LOSS)

After recording the loss from discontinued operations, Mitel recorded a net loss of $34.2 million, or $0.28 per share, which also included the amortization of acquired intangibles of $35.8 million. This compares to net income of $15.8 million, or $0.14 per share, in the same period of Fiscal 2000, after the amortization of acquired intangibles of $3.8 million and income, net of taxes, from discontinued operations of $6.4 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 2000, cash, cash equivalents and short-term investment balances totaled $246.9, up from $228.4 at March 31, 2000, and up from $230.0 at September 29, 2000.

Cash flow from operations before working capital changes amounted to $136.1 during the first nine months of Fiscal 2001 compared to $149.1 in Fiscal 2000. Since March 31, 2000, Mitel's working capital, as reflected in the consolidated statements of cash flows, increased by $4.4 mostly due to lower payables as payments were made on the higher year-end balances and to slightly higher inventory levels. Mitel maintains a minimum of critical inventory at its foundries to ensure continuity of supply for its manufacturing requirements.

Capital asset additions were $70.5 during the first nine months of Fiscal 2001 compared with $45.7 in the corresponding period of Fiscal 2000, excluding additions of $4.8 and $16.3 financed by capital lease for each of the two respective periods. The additions were primarily related to continuing improvements to Mitel's information technology resources as well as to semiconductor manufacturing capacity and design tools.

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

As mentioned elsewhere in this Management's Discussion and Analysis, management expects to fully repay the AXELs Series B loan in the fourth quarter of Fiscal 2001 from the proceeds received on the sale of the Systems business. At December 29, 2000, the balance of the AXELs Series B loan amounted to $168.8 (U.S.$112.5).

Long-term debt decreased principally due to the mandatory prepayment, mentioned above, in the amount of $27.1 against the syndicated term loans. Long-term debt also decreased due to scheduled repayments of $26.3 against capital lease liabilities.

In the quarter ended December 29, 2000, approximately 11 million common shares valued at $300.7 were issued by the Company to acquire all of the capital stock of Vertex. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period.

On June 5, 2000, Mitel announced its intention to make a normal course issuer bid for up to 5,706,196 common shares. These purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period which commenced on June 9, 2000 and ends on June 8, 2001 or on such earlier date as the Company may complete its purchases pursuant to the normal course issuer bid filed with the Toronto Stock Exchange. All repurchased shares will be cancelled. As at February 1, 2001, no shares were purchased under the normal course issuer bid.

As at December 29, 2000, Mitel's capitalization was comprised of 20 percent debt, 3 percent preferred equity, and 77 percent common equity. This compares to 30 percent debt, 4 percent preferred equity, and 66 percent common equity at the end of Fiscal 2000.

In addition to cash, cash equivalent and short-term investment balances of $246.9 as at December 29, 2000, Mitel has an unused revolving credit facility of approximately $109.2 (U.S.$72.8). Management believes Mitel is in a position to meet all foreseeable business cash requirements and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At December 29, 2000, the translation account balance was in a debit position of $3.4, the same as compared to the end of Fiscal 2000. Offsetting movements by the Canadian dollar as measured against, principally, the U.S. dollar and the U.K. pound sterling netted to result in no change to the translation account balance since March 31, 2000.

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

The Canadian Institute of Chartered Accountants has revised and replaced Section 3500 of the CICA

Handbook, "Earnings Per Share", which will be effective for the Company's first interim period in the year ended March 29, 2002. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

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

Mitel currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Mitel relate to the U.S. dollar, U.K. pound sterling and the Euro. As at December 29, 2000, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 31, 2000.

PART II - OTHER INFORMATION

Item 6. Reports on Form 8-K

a) Reports on Form 8-K

The Company filed a Current Report on Form 8-K in the three months, ended December 29, 2000. The Report was dated December 15, 2000 and related to Mitel's letter of intent to sell the communications systems group, including the name "Mitel", to companies controlled by Dr. Terence H. Matthews. In addition, the Report described management's expectations for the Semiconductor division's sales in the third quarter of Fiscal 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MITEL CORPORATION

February 1, 2001
----------------                                -------------------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President, Finance
                                                  and Chief Financial Officer