Form 10-K405
period 2001-03-30
MITEL CORP
filed 2001-06-28
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

          (MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended March 30, 2001

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

                     Commission File Number 1-8139

                           MITEL CORPORATION
        (Exact name of registrant as specified in its charter)

           Canada                                      Not Applicable
--------------------------------                 --------------------------
(State or other jurisdiction of                      (I.R.S.  Employer
incorporation or organization)                       Identification No.)

400 March Road, Ottawa, Ontario, Canada                   K2K 3H4
----------------------------------------         --------------------------
(Address of principal executive offices)             (Zip or Postal Code)

Registrant's telephone number, including area code:  (613) 592-0200

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
    Common shares, no par value               New York Stock Exchange

      The common shares are also listed on the Toronto and London stock exchanges.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


                            [Cover page 1 of 2 pages]

                                                 Exhibit Index Begins on Page 81

      At May 30, 2001, 126,194,458 common shares of Mitel Corporation were issued and outstanding. Non-affiliates of the registrant held 125,923,000 shares having an aggregate market value of U.S. $1,103,085,480 based upon the closing price of the common shares on the New York Stock Exchange (May 30, 2001 being the last trading day) of U.S. $8.76.

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

      Documents incorporated by reference: None

                      Exchange Rates of the Canadian Dollar
                               (Noon Buying Rate)

(Financial information is expressed in Canadian dollars unless otherwise stated)

The high and low exchange rates (i.e., the highest and lowest rates at which Canadian dollars were sold), the average exchange rate (i.e., the average of the exchange rates on the last day of each full month during the period) and the period end exchange rate of the Canadian dollar in exchange for United States currency for each of the five calendar years ended December 31, 2000 and for the period January 1, 2001 through May 30, 2001, as calculated from the exchange rates reported by the Federal Reserve Bank of New York, are set forth below:

                         January 1
                         to May 30,
                            2001            2000            1999         1998         1997          1996
High                       0.6696          0.6968          0.6895       0.7105       0.7487        0.7513
Low                        0.6333          0.6410          0.6540       0.6341       0.6945        0.7235
Average                    0.6501          0.6726          0.6741       0.6740       0.7223        0.7332
Period End                 0.6466          0.6668          0.6890       0.6504       0.6999        0.7301

The following trademarks are mentioned in this Annual Report on Form 10-K: MITEL which is a trademark of Mitel Networks Corporation; Windows NT and Exchange which are trademarks of Microsoft Corporation; and AXEL which is a service mark of Goldman, Sachs & Co.

                            [Cover page 2 of 2 pages]

                                Table of Contents

                Section                                                 Page No.

PART I

Item 1.  Business                                                          1
         Overview                                                          1
         Financial Information                                             2
         Business Strategy                                                 2
         Recent Significant Events                                         2
         Industry                                                          4
         Products and Customers                                            5
              Communications Segment
                  Network Access                                           5
                  User Access                                              6
                  Custom Products                                          7
             Medical Segment                                               8
         Sales, Marketing and Distribution                                 8
         Competition                                                       9
         Manufacturing                                                     10
         Research and Development                                          11
         Government Regulation                                             11
         Employees                                                         11
         Proprietary Rights                                                12
         Forward-Looking Statements and Risk Factors                       12
             Technological Changes; Necessity to Develop
                  and Introduce New Products                               13
             Competition                                                   13
             Dependence on Key Personnel                                   13
             Intellectual Property Protection                              14
             Intellectual Property Claims                                  14
             Acquisitions                                                  15
             Significant International Operations                          15
             Foreign Exchange and Interest Rate Exposure
               and Concentration of Credit Risk                            15
             Environmental Regulations                                     15
             Regulatory Requirements                                       16
             European Union and the Euro                                   16
             Other Factors                                                 16
Item 2.  Properties                                                        16
Item 3.  Legal Proceedings                                                 17
Item 4.  Submission of Matters to a Vote of Security Holders               17

                  Section                                               Page No.

PART II

Item 5.  Market for the Registrant's Common Equity and Related
             Stockholder Matters                                           17
Item 6.  Selected Financial Data                                           18
Item 7.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk        31

Item 8.  Financial Statements and Supplementary Data                       32
         Auditors' Report                                                  33
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            62

PART III

Item 10. Directors and Executive Officers of the Registrant                63
             Directors                                                     63
             Statement of Corporate Governance Practices                   64
                  General                                                  64
                  Mandate of the Board                                     65
                  Composition of the Board and of its Committees           66
                  Audit Committee                                          67
                  Compensation Committee                                   67
                  Nominating Committee                                     67
                  Executive Committee                                      67
                  Independence from Management                             68
                  Decisions Requiring Prior Approval by
                    the Board of Directors                                 68
                  Other                                                    68
             Executive Officers                                            68
Item 11. Executive Compensation                                            69

             Summary Compensation Table                                    69
             Employee Share Ownership Plan                                 71
             1991 Stock Option Plan for Key Employees
             and Non-Employee Directors                                    71
             Stock Option Grants in Last Fiscal Year                       73
             Year End Option Values Table                                  73
             Other Compensation                                            74
             Employment Agreement of the President & CEO                   74
             Executive Termination Agreements                              75
             Compensation of Non-Employee Directors                        76
             Option information For Non-Employee Directors                 76
             Directors' and Officers' Liability Insurance                  77
             Indebtedness of Directors, Executive Officers
                and Senior Officers                                        77
             Report on Executive Compensation                              77
             Performance Graph                                             79
Item 12. Security Ownership of Certain Beneficial Owners and Management    79
Item 13. Certain Relationships and Related Transactions                    81

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   81
Signatures                                                                 84
Power of Attorney                                                          85
Annex A - Glossary of Terms                                                87

                                     PART I

      Item 1. Business

      A glossary of certain technical and industry terms used in this Annual Report on Form 10-K is included as Annex A attached.

      The Company maintains its financial accounts in Canadian dollars. All financial information and references to "$" and "dollars" are expressed in millions of Canadian dollars unless otherwise stated.

      Overview

      Mitel Corporation was incorporated in Canada in 1971 and continued under the Canada Business Corporations Act in 1976. On May 29, 2001, the Company announced that it had adopted Zarlink Semiconductor(TM) ("Zarlink(TM)") as the operating name of Mitel Corporation. The Company will formally change its name to Zarlink Semiconductor Inc., subject to shareholder approval at its next annual general shareholders meeting on July 25, 2001. Unless the context indicates otherwise, "Zarlink", "Mitel" and the "Company" refer to Mitel Corporation and its consolidated subsidiaries. The registered office and the principal executive offices of Zarlink are located at 400 March Road, Ottawa, Ontario, Canada K2K 3H4 and its telephone number at that address is (613) 592-0200.

      Zarlink is a global designer, manufacturer and marketer of communications semiconductors for converging voice and data networks in an Internet economy as well as semiconductors for implantable and wearable medical applications.

      Communications

      In the communications market, Zarlink specializes in broadband connectivity solutions over wired, wireless and optical media. The product line enables voice and data convergence for high speed Internet systems, switching systems, and subscriber access systems in the Network Access and User Access market segments. Zarlink is a world leader in time division multiplex ("TDM") switching, asynchronous transfer mode ("ATM") convergence, Internet Protocol ("IP") switching, network timing and synchronization, Very Short Reach ("VSR") Optical Interconnections and Radio Frequency ("RF") interfaces for these markets. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. See "Business- Products and Customers."

      Since the mid-1980s, the global communications industry has been characterized by rapid structural change and economic growth caused by technological innovation, economic factors, and changes in government policies that encourage competition and increase choice. The evidence for these changes includes the growing impact of the Internet, deregulation, optical networking technology, broadband connectivity, wireless and mobile communications, and demand by enterprises for cost-effective, multi-functional networks and applications.

      Management believes that the impact of these factors is intensifying and that the complexity of networks demanded by customers will increase significantly over the next several years. In addition, management believes that network platforms will become increasingly multifunctional and converged, supporting multiple access to combined voice, data and video communications services, thus reducing the operating costs associated with separate networks. Management anticipates that significant industry growth areas will include wired, wireless and optical networks.

      Products for the global communications industry include system reference designs, the associated software and microelectronic components used for voice, data and video communications. The principal building blocks of the industry are software, microelectronics and product innovation in advanced digital switching and transmission platforms, supported by a competency in, and knowledge of, telecommunications networking.

      Medical

      Zarlink's medical applications-specific integrated circuits ("ASICs") provide solutions for applications such as pacemakers and hearing aids and portable instruments.

      Today's population demands better healthcare solutions for better living. The drive to better overall health means that people of all ages want improved methods of detection and more effective therapy for their health concerns. Management believes that Zarlink is a leader in designing silicon solutions that meet the rigorous standards and evolving requirements of equipment makers and customers in the medical field.

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

      Business Strategy

      Zarlink's strategy is to exploit the following major developments that management believes are under way in the communications and medical industries:

   o Convergence of voice and data networking around IP with a focus on Quality of Service ("QoS").

   o Emergence of broadband connectivity as a fundamental requirement for moving voice, data and image traffic over converging networks.

   o The increasing use of System Level Integration ("SLI") in microelectronics to reduce size, increase functionality and reduce the cost of networking solutions.

   o The increasing use of microelectronics to improve health care and quality of life and reduce health care costs.

      Zarlink's competencies range from microelectronic components and software for wired, wireless and optical communications to ultra low power design competencies for medical applications. Management believes the Company's competitive advantages include design and production capability for SLI solutions including analog and digital mixed-signal integrated circuits ("ICs"); media-transparent connectivity for wired, wireless and optical applications; and engineering process diversity for specialty designs (e.g. ultra low-power and ultra low-voltage ICs for medical applications).

      The key elements of Zarlink's business strategy include the following:

      o Provide high-value solutions for the wired, wireless and optical networks with a focus on QoS.

      o Maintain and exploit its leadership position in implantable and wearable medical devices while developing further its line of products for the portable instrument market.

      o To become fabless for deep sub-micron SLI designs, and maintain and operate fabrication facilities specializing in Complementary Metal Oxide Semiconductor ("CMOS") and bipolar technologies for strategic advantage in such areas as mixed-signal, high-frequency and medical applications.

      o To leverage its semiconductor technology to benefit all of the Company's customers.

      Management believes the Company is well positioned to implement its business strategy by reason of its strong core technologies for signaling, transporting and switching voice and data; and its strong position in RF technology with applications ranging from tuners for set-top boxes to cellular telephones, and its advanced optoelectronic devices used in high speed/VSR network interconnect. Its unique ultra-low-power CMOS process technology enables the Company to maintain a major position in medical applications. See "Business-Products and Customers."

      Recent Significant Events

Appointment of new President and Chief Executive Officer

      Following the Company's transformation to a focused semiconductor company, the Board of Directors announced on March 21, 2001 the appointment of Patrick J. Brockett as the Company's President and Chief

Executive Officer. Mr. Brockett joins Zarlink after a long and distinguished career at National Semiconductor. Mr. Brockett relocated to the Company's headquarters in Ottawa, Canada in April 2001. The Company's previous President and CEO - Kirk K. Mandy - was elected Vice Chairman of the Board.

Recent Industry Slow Down

      Beginning late in the third quarter of Fiscal 2001, the communications semiconductor industry experienced a significant downturn in sales. Management believes that a variety of factors have combined to create market uncertainties that will likely extend through part of the 2002 fiscal year. These factors include a large inventory build-up in the telecommunications and data equipment sectors, a reduced demand for infrastructure equipment from the telephone companies, especially by Competitive Local Exchange Carriers ("CLECs") in the United States, and a slowing of the growth rate of the U.S. and world economies in general.

Restructuring Program Implemented in the First Quarter of Fiscal 2002

      In response to the industry downturn, the Company announced on May 10, 2001 that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan includes a workforce reduction of 17 percent of the company's total employee base or approximately 430 employees globally. Accordingly, the Company will record a pre-tax restructuring charge of approximately $37.0 to cover the workforce reductions that will take place in the first quarter of Fiscal 2002. The workforce resizing is in addition to a 5 percent workforce reduction that was completed in the fourth quarter of Fiscal 2001.

Sale of Systems Business and the name "Mitel" Completed

      On November 3, 2000, the Company announced that its Board of Directors intended to separate the Company's Systems segment from its Semiconductor segment. The decision to separate Systems was developed in response to increasing differences in customer types, technology roadmaps, and investment requirements and, most importantly, the competitive needs of the two businesses. As a result, management believes the Company can better focus its resources and efforts toward solidifying its leadership position in the communications and medical semiconductor industries.

      On February 16, 2001, the Company completed the sale of its worldwide communications systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, the Company also transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $302.3 in cash proceeds, after adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada.

      The Company adopted its operating name, Zarlink Semiconductor, on May 29, 2001. The Company anticipates it will formally change its legal name to Zarlink Semiconductor Inc., subject to approval of its shareholders at the next annual general meeting of shareholders on July 25, 2001.

Investment in a New Photonics Venture

      On January 15, 2001, the Company announced that it established an equity interest in a new privately- held photonics company that will focus on reducing the cost of bandwidth distribution in optical networks. The new company - called Optenia, Inc.- combines financial, technological and human resources from Zarlink, the National Research Council ("NRC") of Canada, and other investors. Mr. Moris Simson, the Company's former Senior Vice President, Corporate Strategy and Development, joined Optenia, Inc. as its President and Chief Executive Officer.

      Optenia's technological foundation is based on joint research between Zarlink and the NRC in the area of dense wavelength division multiplexing ("DWDM"). Management believes that Zarlink's investment in Optenia will optimize and accelerate product development as well as establish new avenues for other research and development.

      Zarlink's equity position approximated 46 percent at March 30, 2001 and represented a cash contribution of $7.6, an in-kind contribution of equipment with a carrying value of approximately $1.0 and skilled personnel. Management expects that its equity position will be reduced proportionally as other third party investments in

Optenia are finalized. Zarlink's Bromont facility will maintain a strategic manufacturing agreement with Optenia that encompasses foundry arrangements and joint development of critical microfabrication techniques.

Acquisition of Vertex Networks, Incorporated

      On July 28, 2000, the Company acquired 100 percent of the capital stock of privately-held Vertex Networks, Incorporated ("Vertex"), for total consideration of approximately 11 million common shares newly issued by the company with a then fair value of $300.7. The acquisition was accounted for by the purchase method. Accordingly, Vertex's results from operations were included in the consolidated accounts of the company from the date of acquisition. The integration of Vertex with the Company was essentially completed by March 30, 2001.

      In the fourth quarter of Fiscal 2001, the Company reviewed the carrying value of the acquired intangible assets associated with Vertex (see Management's Discussion and Analysis of Financial Condition and Results of Operations). Based on an analysis of estimated future undiscounted cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired. Accordingly, the Company recorded a charge of $146.7 in the fourth quarter of Fiscal 2001 to write down the carrying value of the goodwill relating to Vertex. As at March 30, 2001, the carrying value of the acquired intangible assets related to Vertex amounted to $36.9 and is expected to be recovered from future cash flows.

      Vertex is a fabless semiconductor company providing high-performance network packet processing, switching and routing silicon solutions for the enterprise and wide area network ("WAN") access markets. Vertex provides integrated circuits for Layer 3 IP routing switches and develops chipsets, reference designs, and software for intelligent packet switching applications. Vertex's products encompass QoS-enabled IP switching for enterprise communications, WAN traffic concentration, and fiber to the home ("FTTH") markets. Vertex, which was founded in 1995, is based in Irvine, California, United States, and has design centers in San Jose, California, and Taiwan. Vertex employed approximately 75 people as at the date of acquisition.

      Management believes the acquisition of Vertex will allow Zarlink to enter the packet processing and switch fabric market to offer system-wide, IP-based, QoS for convergent networks. QoS is a term that qualifies certain performance attributes of voice transmission over IP networks, and usually refers to measures of delay, latency and jitter. Zarlink's focus will be to deliver wire speed non-blocking scalability for the edge of WANs, providing the maximum packet-switching throughput required by systems designers and their customers. Management believes the approach will introduce Local Area Network ("LAN") cost structures into WAN applications to provide a more competitive solution that accommodates diverse switching technologies in use at the edge of the network.

Common Share Repurchase Program

      On June 7, 2001, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,308,907 common shares, representing 5 percent of the 126,178,148 common shares issued and outstanding at May 28, 2001. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2001 and ending on June 8, 2002, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the previous program during the period from June 9, 2000 to June 8, 2001.

      Industry

      The primary markets for Zarlink's products are the network access and user access markets for converged communications equipment and the medical devices industries, which represent major end-markets for these products. Each of these industries is expected to grow economically and evolve technologically over the next several years, which management believes should provide revenue growth opportunities to Zarlink. The increased requirements of end users, coupled with new opportunities should continue to drive the demand for network communications equipment and infrastructure. The deregulation of telecommunications services in many parts of the world has resulted in increased competition and demand for new services. In addition, the low penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. Management believes that these developments represent significant new market opportunities for Zarlink over the next several years.

      Products and Customers

      Zarlink manufactures and sells communications semiconductor products for the wired, wireless and optical markets. The Company also provides foundry services to third parties on a contract basis. Zarlink also addresses the medical market with its implantable and wearable solutions. Communications segment revenue, including foundry services, accounted for 93%, 93% and 91% of the Company's total revenue from continuing operations in Fiscal 2001, 2000 and 1999, respectively. Medical segment revenue accounted for the balance in each respective year.

      Zarlink's integrated circuits are microelectronic component parts that offer the high feature integration, low power consumption and low physical space required for the design of advanced communications systems. Such products are designed to provide advanced communications and control functions for a wide variety of electronic products and systems.

      Zarlink's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers.

      Full custom semiconductor products rely on an original design and a unique interface. Such products take longer to design but generally remain as a key component in the end product for the duration of its life cycle. Semi-custom products are proprietary products that have been altered to meet the specific requirements of individual customers. Commodity products are "pin for pin" replacements that sell primarily on the basis of performance, availability, quality and price. Zarlink's products are mostly full custom. Accordingly, management believes that once designed into a customer's product, Zarlink's products form an integral part of the customer's system and are difficult to replace, as replacement would require some redesign of the system.

      Zarlink has a diverse and established base of some 3,000 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, data communications, and medical sectors. In Fiscal 2001, Zarlink had revenues from one external customer, a major distributor, which exceeded 10 percent of total sales. Sales to this distributor in Fiscal 2001 amounted to $96.8, or 14 percent of sales from continuing operations.

      Communications Segment

      The microelectronics market for communications is large - comprising local area networking, wide area networking, optical communications, cellular, set-top boxes, and communications processors, among others. Within this diverse market, the Company focuses on providing a range of solutions that shape, signal, transport and switch real-time traffic in the wired, wireless, and optical networks. The Company's communications business can be grouped in three broad areas: (i) network access (ii) user access, and (iii) custom products.

      Network Access

      Network Timing and Synchronization

      Management believes that Zarlink is the industry leader in digital Phase Lock Loops ("PLLs") for network timing and synchronization in T1/E1 and SONET/SDH applications. They are extensively used in central offices, private branch exchanges ("PBXs"), wireless base stations, ATM edge switches, and Integrated Access Devices ("IADs").

      Framers and Line Interface Units ("LIUs")

      Zarlink provides single- and multi-port, feature-rich T1/E1/J1 transceiver products that meet the latest recommendations and standards from Telcordia, ANSI, ETSI and the ITU.

      TDM Switching (timeslot interchange)

      Zarlink's extensive digital (timeslot interchange) switch family extends to a non-blocking capacity of 4096 x 4096 channels with low power consumption and data rates to 8.192 Mb/s.

      Voice Echo Cancellation

      Zarlink offers a range of Multi-Channel Voice Echo Cancellers for VoIP, Voice Telephony over ATM ("VToA"), Voice over Frame Relay ("VoFR"), T1/E1, PCS wireless base stations and hands-free applications.

      ATM SAR

      Zarlink's  ATM SARs are  designed to convert TDM traffic to ATM in access-
and   carrier-class   equipment,   such  as   concentrators,   multiplexers  and
multiservice switches.

      Network Convergence - IMA

      Zarlink's multi-port Inverse Multiplexing for ATM (IMA) devices were the industry's first ASSPs to focus on delivering IMA functionality for ATM-based services over an existing T1/E1 infrastructure, interfacing directly to most framers on the market.

      Multi-port Ethernet Switch

      Supported by advanced network management software, Zarlink's multi-port Ethernet switch devices provide a full suite of features, including enhanced QoS for packet prioritization, Layer 3 routing, IP multicast, protocol filtering, port mirroring, port trunking, buffer management and stacking.

      Telephone and Line Card Devices

      Zarlink offers one of the industry's widest range of advanced exchange and subscriber solutions, including silicon and Hybrid SLICs, Digital Subscriber Interfaces, Data Access Arrangements ("DAAs"), DTMF Receivers and Transceivers, Central Office Interface Circuits ("COICs"), Calling Number Identification Circuits ("CNICs"), CODECs and Integrated Digital Phone ICs.

      Optical Data Communications

      Zarlink offers a range of Parallel Optical Fiber modules for use as local interconnect in terabit-class switches and routers, and to provide Optical Interface Forum ("OIF") VSR, Infiniband and 10 Gbit Ethernet optical links. Throughputs of up to 30 GB/s are supported with a variety of fiber counts and formats. A range of discrete LEDs, PINs and Duplex Opto Transceivers in a variety of wavelengths, speeds and housings is also available.

      Multi-Sourced Parallel Fiber Modules

      Zarlink's modules are designed to exploit their patented Smart OSA self-aligning assembly technology, as already employed in the existing 623 family of 12, 8 and 4 channel Parallel Fiber Modules. Zarlink has entered into Multi-Source Agreements (MSA) with Agilent and W.L. Gore for the supply of compatible module that meet an agreed to fit, form and function agreement between the parties.

      User Access

      Digital Television

      Zarlink provides tuner and demodulator products for Satellite, Terrestrial and Cable digital television applications - both set-top boxes and TV receivers. For many years Zarlink has been one of the world's prime suppliers of fast PLLs and synthesizers, based on its in-house advanced bipolar processes that are suitable for use in both analog and digital receivers and set-top boxes. The latest developments include Integrated Digital

Television ("iDTV") components that support the convergence of entertainment, information access, voice and other services.

      Digital Cellular Telephony

      Zarlink has built on the success of their earlier analog chipsets by developing new products to address emerging cellular standards. The current portfolio for high volume digital cellular applications includes both RF and mixed signal components for TDMA and CDMA handsets. These ICs are multi-band and multi-mode, offering a high level of integration. Zarlink devices are found in products from many of the top handset manufacturers in the world.

      Bluetooth

      Zarlink has combined a full-duplex voice CODEC with dedicated hardware functions and an ARM7TDMI processor to provide a single-chip Bluetooth baseband solution. This is especially suitable for battery-powered voice applications, such as cordless headsets, and is supported by a Development Toolkit and comprehensive software routines to ensure rapid time-to-market.

      Custom Products

      Foundry Services

      Management believes that Zarlink has developed a world class reputation as a manufacturer of semiconductor solutions for the electronics industry, including manufacturing capabilities at the forefront of process development and design, test and packaging support as required. For example, the Bromont, Canada facility received Motorola's Foundry of the Year Award for 2000, the second year running.

      Management further believes that the leading edge technologies offered in Zarlink's wafer foundry manufacturing units deliver real competitive advantages to customers. Companies work with Zarlink because of its ability and willingness to support a range of differentiated technologies supporting both the customers' older revenue stream products and new products using state-of-the-art technology.

      Zarlink's processes and quality control satisfy the toughest requirements. CMOS processes range from state-of-the-art 0.35u to mature 9u metal gate. Bipolar processes range from high performance RF with 30GHz fT to a low cost NPN process with only ten masks. Specialty high performance CCD and high voltage processes are also offered.

      By supporting many different processes, Zarlink ensures that customers can maximize the return on established products without the need to re-engineer. This saves both time and money for the customer.

      Zarlink also offers a complete range of test services including test program development if required. Internal test capability includes test stations with LTX, Teradyne, Credence, Eagle, Advantest and Fairchild systems providing the capability for probe and final test of digital, analog, mixed-signal and RF ICs.

      Many exciting technologies are under development including deep sub-micron CMOS, high voltage DMOS even faster bipolar, BiCMOS and new CCD processes.

      ASICs

      ASIC business opportunities from customers are now being routed through Zarlink's market channels, which can combine the work of the core technology and engineering group with their own specialist market segment knowledge, thereby providing customers with access to advanced standard products and the flexibility to create customer specific variants. In making this change, Zarlink has set up a special team to ensure that all customers with existing ASIC design and production commitments are continued uninterrupted. This team is completing all customer designs and continues to manage the ongoing manufacturing and supply of products in production. Customers continue to be supported through the Zarlink sales network and the engineering and marketing staff from this team.

      Medical Segment

      The  high  cost  of  medical   care  is   generating   opportunities   for
microelectronics-based products that reduce health-care costs and improve quality of life. Implantable medical devices such as pacemakers, wearable devices such as hearing aids, portable equipment and communicating devices that monitor patients in and outside a hospital are examples of emerging markets in which Zarlink's experience and skills have immediate relevance.

      Zarlink is moving to System-on-a-Chip ("SoC") integration by building its technology around the CoolRISC 816 microprocessor core. This ultra low-power high-performance 8-bit RISC microprocessor matches its processing power and high "MIPS-per-watt" ratio with the need for low-power battery-operated miniature portable devices. Zarlink's medical SoC systems that integrate digital and analog mixed-signaling can now be implemented faster and more cost effectively.

      Zarlink's ultra low-power 0.35 micron ANVTM technology is offered in two versions: MiniVolt(TM) and PicoLeak(TM). The low voltage MiniVolt process is optimized for applications requiring the lowest operating voltages, specifically hearing aids. The low leakage version, PicoLeak, minimizes current consumption and is well adapted for demanding applications like pacemakers, which require long battery operational life.

      Management believes that Zarlink is a major supplier of microelectronics components for medical applications. Zarlink's expertise in ultra low-power, high-reliability integrated circuit design has enabled the Company to make medical devices with high performance and exceptionally long battery life.

      Sales, Marketing and Distribution

      The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues. Zarlink sells its products in over 100 countries, through a network of 50 independent representatives and distributors and through a direct sales force. Representatives generally have strong relationships with Zarlink's end customers. These representatives assist with the design of customer solutions incorporating Zarlink products, which are then supplied through distributors. Zarlink has implemented a strategic account program focusing on the development of business with the key network equipment suppliers in the industry. Direct sales force personnel from each of Zarlink's sales regions collaborate to manage business with these multinational enterprises.

      The primary markets for Zarlink's products are the technologically driven industries. The telecommunications equipment, routers and access equipment and medical device industries represent major end markets for Zarlink. Management believes Zarlink's revenue growth will be supported by various factors that drive demand for telecommunications equipment and infrastructure. In particular, deregulation of telecommunications services worldwide has resulted in the licensing of new operators and service providers, most of which need new equipment and facilities. The emergence of these new operators has, in turn, intensified the competitive environment, frequently forcing existing operators and service providers to accelerate their capital spending plans. The increasing penetration of telephone service in emerging countries is also a strong driver for both wireless and wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

      The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in the United Kingdom, the United States, Canada, Singapore and Japan to serve customers in all parts of the world. The applications groups assist OEMs in designing their next generation products using Zarlink components. Zarlink has a strong record of soliciting customers with design ideas and obtaining design wins. The design win cycle starts when Zarlink and/or its representatives identify a need for one of its standard communications products that meet certain specifications in a customer's equipment design. Once Zarlink's product is selected for a design, the Company generally is assured of providing the semiconductor for the product until the product is no longer manufactured.

      North America

      Zarlink's semiconductor products (other than Medical and Custom Products) are sold through representatives of manufacturers and distributors and, increasingly, directly to OEMs. Zarlink's sales representatives, who deal directly with the end customer, assist with the design of systems incorporating Zarlink products. These products are then supplied through Zarlink's distributors. To enhance sales, major account teams target specific large customers for standard product deliveries. Foundry services are provided from sales offices in San Diego, California and Bromont, Canada, with technical support from Bromont and Plymouth, United Kingdom.

      Europe

      Sales of Zarlink semiconductor components in Europe have been made primarily through its direct sales channel. Distributors also play an important role in the European region and management believes that their share of the overall business will increase over the next year due to the desire of many customers to consolidate their logistical demands. The Company maintains technically qualified sales teams across the entire region and supports them with a team of highly skilled applications engineers based in the United Kingdom. The headquarters of the sales operation is in Swindon, United Kingdom.

      Asia/Pacific

      The Asia/Pacific area is a major geographical market for Zarlink's semiconductor products, with China, Korea, Japan, Taiwan and Malaysia being the largest markets. Zarlink's semiconductor products are also sold in Australia, Hong Kong, Thailand, New Zealand, Singapore and the Philippines. The Company is expanding into other emerging markets in Asia Pacific, such as India.

      Zarlink maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China for semiconductor products. Over 60 percent of sales in these areas are achieved through representatives and distributors. The sales offices provide a service linking customers, local representatives and applications support groups that assist OEMs in designing products with Zarlink components.

      Competition

      Competition in the semiconductor market is intense, with new entrants continually coming into the industry. Rapid technological change, ever-increasing functionality due to integration, a focus on end product cost reduction, and evolving standards characterize the markets for Zarlink's products. Many of Zarlink's competitors and potential competitors have greater financial, technological, manufacturing, marketing and personnel resources than the Company. Competition is based principally on design expertise, product availability, service and support. Management believes Zarlink compares favorably through its focus on real time networking, proprietary designs, and its sales and support network. Zarlink also competes by offering strong intellectual property in communications systems and a high level of system integration capabilities.

      In the communications market, Zarlink focuses on the convergence of real time traffic with data. Management believes Zarlink has substantial intellectual property associated with networking real time traffic such as voice. Converged voice networking requires competencies in regulatory policies, analog and mixed signal design, specialty processes, and voice quality.

      Zarlink primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, and optoelectronic segments of the communications market rather than competing with commodity products. Proprietary designs provide a long design-in cycle with customers and present a significant barrier to entry.

      Management believes that Zarlink's sales channels and applications support compare favorably to those of its competitors by providing worldwide coverage and extended support to assist customers in getting their products to market quickly.

      Within the Network Access market segment, Connexant Systems Inc., PMC-Sierra Inc., Agere Systems Inc., Infineon Technologies AG ("Infineon"), Motorola, Inc. ("Motorola"), Intersil Corporation, and Legerity are the
Company's main global competitors in one or more product lines. Management believes that Zarlink competes favorably in Network Access based on Zarlink's extensive intellectual property rights in converged networks and in QoS while meeting regulatory and industry standards.

      In the optoelectronic area of Network Access, competitors in the LED and PIN diode business sectors include Agilent Technologies Inc., Honeywell Inc., Epitaxx Inc. and Tyco Electronics in North America and Infineon in Germany. In this segment, management believes that Zarlink competes primarily on product quality and customization capability. In the single channel VCSEL market, Zarlink enjoys a shared leadership position with Honeywell. In the VCSEL array market, Zarlink was first to market to establish a leadership position and competes via sales support and price performance. In respect of the VSR SMART OSA ("Optical Sub-Assembly") transceiver, Zarlink competes mainly with Infineon and W.L. Gore & Associates, Inc., Agilent Technologies Inc., and PicoLight. Management believes that Zarlink's patented technology and higher performance will provide the Company with a competitive advantage.

      Within User Access, Philips International BV, Infineon Technologies AG, Toshiba Corporation, Motorola, Broadcom Corporation, Conexant Systems Inc., Maxim Integrated Products, Inc., ST Microelectronics, Inc., and Agere Systems Inc. are Zarlink's main global competitors in one or more product lines. In this market, management believes Zarlink competes favorably using products designed on its bipolar processes and by using innovative design techniques on standard CMOS technologies.

      In the medical segment, Zarlink competes mainly with American Microsystems, Inc., Medtronic, Inc. and "pure play" foundries. Management believes that Zarlink competes favorably against competitors through its expertise in ultra low power design capability, custom analog and mixed signal processes and quality safety audit process. Zarlink sells to four of the top seven medical OEMs worldwide.

      Manufacturing

      Zarlink manufactures its semiconductor products in five manufacturing facilities, or "fabs", in Canada, the United Kingdom and Sweden. The selection of the manufacturing sites for semiconductors generally is dependent on the type of semiconductor to be manufactured and the required process and technology. Silicon fabs are found in the Company's facilities in Plymouth and Swindon in the United Kingdom and in Bromont, Canada. IC probe and finished goods testing is done out of the Company's facilities in Ottawa, Canada, and in Swindon and Plymouth. Zarlink's optical fab is located in Jarfalla, Sweden while optical assembly takes place in both Jarfalla and in Caldicot, United Kingdom. Hybrid assembly and testing is performed in Caldicot.

      Zarlink's foundry operations offer specialty technology manufacturing to customer specifications. By building on the Company's mixed-signal integrated circuit manufacturing expertise, Zarlink can offer unique features that are not widely available and address niche markets, such as those for low- and high-voltage processes, double-poly technology, high precision resistors, Micro-Electro-Mechanical Systems ("MEMs"), Echelle Grading and charged coupled devices. Zarlink's foundry operations serve a growing base of customers in the United States and Europe by performing sub-contract manufacturing of silicon wafers. Zarlink views the foundry business as a means of enhancing its manufacturing facilities to perform at or near full capacity with a diversified set of applications, and of hedging against market trends in any one segment. Zarlink intends to increase the foundry business in the Bromont and Plymouth facilities to ensure world-class manufacturing operations.

      The Bromont manufacturing facility uses CMOS technology for digital and mixed-signal products. Two production lines are maintained at Bromont. The first is a 150 mm line capable of 0.5 micron, but is currently operating 0.8 micron to
4.0 micron processes. The second is a 100 mm line capable of 2.0 micron. Most of Bromont's wafer production is probed and tested at the Company's facility in Ottawa, Canada.

      Thick-film hybrid microcircuits are manufactured at the Company's facility in Caldicot, Wales, United Kingdom.

      Zarlink's manufacturing facility in Plymouth, United Kingdom possesses leading-edge CMOS technology for digital and mixed-signal products. Plymouth's 200 mm production line is capable of 0.6 and 0.35 micron processes and its 150 mm production line is capable of 0.8 micron processes and above. The Swindon, United Kingdom manufacturing facility uses bipolar technology for RF applications. In the fall of 1999, the facility's 100 mm production line was upgraded to produce 150 mm wafers.

      Optoelectronic components and modules are produced at the Jarfalla, Sweden facility using gallium arsenide and indium phosphide processes.

      All of Zarlink's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the International Organization for Standardization.

      Research and Development

      Zarlink's current R&D programs are primarily directed at developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, ASIC design libraries, SLI or "System-On-A-Chip", as well as low power and high voltage semiconductors.

      Zarlink's process development efforts are focused on mixed signal processes and yield improvements in both CMOS and bipolar processes. Communications R&D programs include development of intellectual property in the areas of ATM, analog line cards, network timing and synchronization functions, WAN chips, switching and voice processing functions, the TDMA, Edge, GPRS wireless standards, and set-top box communications chips. Optoelectronics R&D activity is focused on enhancing Zarlink's patented Smart OSA(TM) packaging technology, its market position in VCSELs and array VCSELs for LAN applications, and the development of optoelectronic integrated circuits ("OEICs"). Analog ASIC development is focused on low power, high reliability advances for medical applications. Zarlink also continues to invest in the development of SLI techniques to improve time to market for both digital and mixed signal applications.

      Zarlink maintains product design centers in Ottawa, Canada; Jarfalla, Sweden; San Diego, Irvine and San Jose in California, USA; and Caldicot, Swindon, Plymouth, Lincoln and Borehamwood in the United Kingdom. In addition, Zarlink maintains process development centers in each of its manufacturing facilities.

      As at March 30, 2001, Semiconductor employed approximately 581 research and development personnel primarily based in Canada, the United States, the United Kingdom and Sweden.

      Government Regulation

      Current government regulation or policy does not significantly affect Zarlink, although there can be no assurance future regulatory changes will not affect the Company's business, financial condition or results of operation.

      Other Corporate Information

      Employees

      At May 30, 2001, Zarlink employed 2,238 persons. Following the completion of the Company's restructuring program, described under Recent Significant Events, Zarlink will employ approximately 2,000 persons. As at March 30, 2001, the Company employed 2,558 persons compared to 5,688 persons at the end of Fiscal 2000 and 6,216 at the end of Fiscal 1999. The decrease in personnel from the end of Fiscal 2000 to the end of Fiscal 2001 is principally due to the sale of the Systems business on February 16, 2001. Approximately 29% of the Company's employees are located in Canada, 52% in the United Kingdom, 6% in the United States, and 13% in the rest of the world. Zarlink considers the relationship with its employees to be good.

      Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union.

      In the United Kingdom, approximately 64 employees of Zarlink Semiconductor Limited are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be good.

      In Sweden, three unions represent approximately 195 employees. The Metall Industriarbetarforbundet union represents approximately 50 production employees; the Svenska Industriarbetarforbundet union represents approximately 110 office professional employees; and the Civilingenjorsforbundet union represents approximately 35 other professional employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each agreement is for a term of three years and expires on March 31, 2004. Management considers the Company's relationship with the unions in Sweden to be good.

      Proprietary Rights

      The Company owns many patents and has made numerous applications for patents relating to communications and semiconductor and optoelectronic technologies. Management believes that the ownership of patents is an important factor in exploiting associated inventions and for providing protection for its patentable technology in the areas referred to above.

      The "ZARLINK" trademark and the Zarlink corporate logo are registered in Canada and the United States and have been registered in certain other countries where Zarlink conducts business. Most of the Company's other trademarks are registered or applications for registration have been filed in various countries where management has determined such registration to be advisable. Management believes that the Company's trademarks are valuable assets and generally supports applications for registration for marks in countries where the assessment of potential business related to the sale of products or services associated with such marks justifies such action.

      The Company also owns other intellectual property rights for which registration has not been pursued. In addition to applying for statutory protection for certain intellectual property rights, the Company takes various measures to protect such rights, including maintaining internal security programs and requiring certain nondisclosure and other provisions in contracts.

      As is the case with many companies doing business in the telecommunications industry, it is necessary or desirable from time to time for the Company to obtain licenses from third parties relating to technology for Zarlink's products and processes. No current license is considered by management to be material to the Company's business, financial condition or results of operations.

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

      In addition, the Company's competitors may offer enhancements to existing products or offer new products based upon new technologies, industry standards or customer requirements, that have the potential to replace or provide lower cost alternatives to the Company's products, which could render the Company's existing and future products obsolete, unmarketable or inoperable. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. See "Business - Research and Development".

      Competition

      The markets for the Company's products are also characterized by intense competition. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. Many of the Company's current and potential competitors have a longer operating history and greater technical, manufacturing, financial and marketing resources than the Company and, as a result, may be able to adapt more quickly or devote greater resources to changing technological requirements, customer demands and market trends. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends upon elements both within and outside its control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer services, pricing, industry trends and general economic trends. There can be no assurance that the Company will continue to compete successfully as to these factors. See "Business
- Competition".

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

      Intellectual Property Claims

      The segment of the semiconductor market that includes the Company's products has been characterized by extensive litigation regarding patents and other intellectual property rights. As is common in the semiconductor industry, the Company has been in the past and may in the future be notified of claims that its products or services are subject to patents or other proprietary rights of third parties. Although the Company attempts to ensure that its products and processes do not infringe such third-party patents or proprietary rights, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. Periodically, the Company negotiates with third parties to establish patent license or cross-license agreements. There can be no assurance that current or future negotiations will result in the Company obtaining a license on satisfactory terms or at all. Moreover, license agreements with third parties may not include all intellectual property rights that may be issued to or owned by the licensors and thus future disputes with these companies are possible. In the event an intellectual property dispute is not settled through a license, litigation could result. Any litigation or interference proceedings could result in substantial expense to the Company and significant diversion of effort by the Company's technical and managerial personnel. An adverse determination in such litigation or proceeding could prevent the Company from making, using or selling certain of its products and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

      Acquisitions

      The Company may make strategic acquisitions and investments or enter into joint ventures or strategic alliances with other companies. Such transactions entail many risks, including the following: inability to integrate successfully such companies' personnel and businesses; inability to realize anticipated synergies, economies of scale or other value associated with such transactions; diversion of management's attention and disruption of the Company's ongoing business; inability to retain key technical and managerial personnel; inability to establish and maintain uniform standards, controls, procedures and policies; and impairment of relationships with employees and customers as a result of the integration of new personnel. In addition, future acquisitions or investments by the Company may result in the issuance of additional equity or debt securities, significant borrowings, significant one-time write-offs and the creation of goodwill or other intangible assets. Failure to avoid these or other risks associated with such business combinations, investments, joint ventures or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

      Significant International Operations

      Approximately 97% of the Company's sales from continuing operations in Fiscal 2001 were derived from sales in markets outside Canada and 58% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates four manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Foreign  Exchange and Interest Rate Exposure and  Concentration  of Credit
Risk

      Because substantial portions of the Company's sales, costs of sales and other expenses are denominated in U.S. dollars, U.K. pounds sterling and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the Canadian dollar. Changes in currency exchange rates may also affect the relative prices at which the Company and its competitors sell their products in the same markets. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements and on certain significant transactions, over the ensuing 12 months. All foreign exchange contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates.

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

      Regulatory Requirements

      See "Business-- Competition", "--Government Regulation".

      European Union and the Euro

      See "Management's Discussion and Analysis--European Union and the Euro".

      Other Factors

      The Company further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive and that new risk factors emerge from time to time in its rapidly changing business.

      Item 2. Properties

      The Company owns two facilities in the United Kingdom: one in Swindon totaling 168,000 square feet ("sf") used for wafer fabrication, design, sales and administration, of which 22,000 sf is sub-leased to July 2008; and one in Plymouth totaling 200,000 sf used for wafer fabrication and design. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration, of which 27,000 sf is vacant and is to be sub-leased, and 58000 sf is currently sub-leased to March 2005.

      Zarlink owns one facility in Bromont, Canada, totaling 107,000 sf, used for semiconductor manufacturing.

      Zarlink is in the process of constructing a 103,000 sf office building in Ottawa, Canada. The building is expected to be completed in September, 2001 and will be used for design, sales, and administration.

      The Company  occupies  149,000 sf of leased space in Ottawa,  Canada.  The
Ottawa  leased  space  consists  of  two   interconnected   buildings  used  for
administration, and integrated circuit design and testing.

      The Company  occupies  33,000 sf of leased  space in  Portskewett,  Wales,
United   Kingdom,   that  is  used  for  hybrid   modules,   manufacturing   and
administration.

      The Company also leases and operates 23 regional facilities, totaling 150,000 sf, primarily dedicated to design and sales. A geographical breakdown of these facilities is as follows: United States, 10 locations totaling 50,000 sf; United Kingdom, 5 locations totaling 73,000 sf; France, 1 location of 4,000 sf; Holland, 1 location of 2,000 sf; 6 locations in the Asia Pacific region (China, Japan, Korea, Singapore, Taiwan (2)) totaling 21,000 sf.

      See "Business-Manufacturing" for additional information concerning the Company's manufacturing facilities.

      Management believes the Company's facilities are adequate for its business needs for the foreseeable future.

      Item 3. Legal Proceedings

      Zarlink is a defendant in a number of lawsuits and party to a number of other proceedings that have arisen in the normal course of its business. In the opinion of the Company's in-house legal counsel, any monetary liability or financial impact of such lawsuits and proceedings to which Zarlink might be subject after final adjudication would not be material to the consolidated financial position of the Company or the results of its operations.

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

      Toronto Stock Exchange
      (Canadian Dollars)

                                       2001                      2000
                              ---------------------     ---------------------
                                 High       Low            High       Low
                              ---------------------     ---------------------

      1st Quarter               40.4000    24.3000        11.0500     7.3500
      2nd Quarter               37.6500    24.9000        12.6000     9.7000
      3rd Quarter               31.3500    10.9000        19.7500    10.2500
      4th Quarter               17.1000    11.7500        43.2500    18.6000

      New York Stock Exchange
      (U.S. Dollars)

                                       2001                      2000
                              ---------------------     ---------------------
                                 High       Low            High       Low
                              ---------------------     ---------------------

      1st Quarter               27.1880    16.2500         7.3750     5.0625
      2nd Quarter               25.4375    16.8130         8.5000     6.4375
      3rd Quarter               20.6250     7.1250        13.3125     7.0000
      4th Quarter               11.3125     7.5500        30.0625    13.0000

      SHAREHOLDERS

      There were 3,997 common shareholders of record as at May 30, 2001.

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

                                                                        Fiscal Year Ended
                                                         (at the end of fiscal year for balance sheet data)
                                                      ------------------------------------------------------
Canadian GAAP                                            2001       2000       1999       1998        1997
                                                      ------------------------------------------------------
Income Statement Data:
  Revenue                                              $ 674.0    $ 602.8     $557.7     $314.6     $221.0
  Gross margin percentage                                  50%        47%        43%        53%        51%
  Gross research and development expense                 130.5       98.4      103.3       38.9       20.4
  Net income (loss) from continuing operations         (330.4)       37.6       31.9       55.3       38.4
  Net income (loss)                                    (317.0)       56.0       26.2       91.9       38.0
  Net income (loss) per common share from
     continuing operations - basic                     $(2.73)      $0.30      $0.25      $0.48      $0.33
  Net income (loss) per common share
     Basic                                              (2.62)       0.46       0.20       0.82       0.32
     Fully diluted                                      (2.62)       0.45       0.20       0.80       0.32
  Weighted average common shares                         122.2      114.7      114.0      107.8      107.3
     outstanding
Balance Sheet Data:
  Working capital                                       $368.3     $390.2     $337.0     $245.9     $206.3
  Total assets                                           835.6    1,225.5    1,300.3    1,252.0      584.8
  Current portion of long-term debt                        9.2       57.9       37.6       40.3       14.8
  Long-term debt                                           7.6      217.5      276.5      379.6       43.0
  Pension liability                                       17.2       17.5       13.2       12.2       11.3
  Shareholders' equity
     (including redeemable preferred shares)             627.6      635.8      647.3      435.5      339.5

                                                                              Fiscal Year Ended
                                                               (at the end of fiscal year for balance sheet data)
                                                            -------------------------------------------------------
U.S. GAAP and SEC Requirements                                 2001         2000       1999        1998      1997
                                                            -------------------------------------------------------
Income Statement Data:
  Net income (loss) from continuing operations              $ (417.5)        50.6      (0.5)       $55.8     $41.4
  Net income (loss)                                           (404.8)        74.1      (9.4)        89.9      41.0
Net income (loss) per common share from continuing
operations
     Basic                                                     (3.47)        0.41     (0.03)        0.49      0.36
     Diluted                                                   (3.47)        0.40     (0.03)        0.48      0.35
  Net income (loss) per common share
     Basic                                                     (3.37)        0.62     (0.11)        0.80      0.35
     Diluted                                                   (3.37)        0.61     (0.11)        0.80      0.35
Balance Sheet Data:
  Working capital                                           $   355.8    $  389.1   $  328.2    $  278.2  $  208.4
  Total assets                                                  739.4     1,214.0    1,278.9     1,250.0     595.0
  Redeemable preferred shares                                    33.8        34.2       34.4        34.4      34.4
  Shareholders' equity
     Common shares                                             1076.8       763.1      772.4       606.0     599.2
     Contributed surplus                                           --          --        2.5         2.5       2.5
     Deficit                                                  (584.0)      (171.2)   (221.6)     (209.0)   (292.9)
     Translation account                                          4.3        (3.4)      28.2         5.8       2.5

      See note 19 to the consolidated financial statements for a discussion on the effect of the discontinued operations on Fiscal 2001, 2000 and 1999 results.

                       SUPPLEMENTARY FINANCIAL INFORMATION
           (in millions of Canadian dollars, except per share amounts)

                                   (Unaudited)

      Selected Quarterly Financial Data
      (in accordance with Canadian generally accepted accounting principles)

FISCAL 2001                                                First       Second       Third       Fourth       Full
(Unaudited)                                               Quarter      Quarter     quarter     Quarter       Year
                                                       ------------------------------------------------------------
Revenue from continuing operations                         $183.8      $ 194.3     $ 171.1      $124.8       $674.0
Gross margin from continuing operations                      97.0         99.6        90.2        51.8        338.6
Gross margin percentage                                       53%          51%         53%         42%          50%
Net income (loss) from continuing operations                 27.5          1.2      (25.6)     (333.5)      (330.4)
Net income (loss)                                            21.5          6.6      (34.2)     (310.9)      (317.0)
Net income (loss)  per common share from continuing          0.23           --      (0.21)      (2.65)       (2.73)
operations - basic
Net income (loss) per common share - basic                   0.18         0.05      (0.28)      (2.47)       (2.62)

FISCAL 2000                                                First       Second       Third       Fourth       Full
(Unaudited)                                               Quarter      Quarter     quarter     Quarter       Year
                                                       ------------------------------------------------------------
Revenue from continuing operations                         $125.1       $139.4      $163.4      $174.9       $602.8
Gross margin from continuing operations                      49.7         60.3        78.5        95.7        284.2
Gross margin percentage                                       40%          43%         48%         55%          47%
Net income (loss) from continuing operations                (4.1)          3.0        10.2        28.5         37.6
Net income (loss)                                           (4.6)         12.5        16.6        31.5         56.0
Net income (loss) per common share from                    (0.04)         0.02        0.08        0.24         0.30
 continuing operations - basic
Net income (loss) per common share - basic                 (0.05)         0.10        0.14        0.27         0.46

Net income (loss) from continuing operations previously reported in Form 10-Q differ from amounts reported above as a result of the reclassification of discontinued operations. The reclassification resulted in an increase of income from continuing operations of $6.0 in the first quarter and a decrease of $5.4 in the second quarter of Fiscal 2001. In Fiscal 2000, the reclassification resulted in an increase of income from continuing operations of $0.4 in the first quarter and decreases of $9.5, $14.4 and $3.0 in the second, third, and fourth quarters, respectively, of that year.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      (in millions of Canadian dollars, except per share amounts)

      On May 29, 2001, the Company adopted Zarlink Semiconductor ("Zarlink") as the operating name of Mitel Corporation. The Company anticipates that it will formally change its legal name to Zarlink Semiconductor Inc., subject to shareholder approval at the Company's annual general shareholders' meeting on July 25, 2001. The Company was previously a two-business organization involved in communications systems and semiconductors and has transitioned to become a focused semiconductor company (see Recent Significant Events). Zarlink is a global provider of semiconductors for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit ("ASIC") solutions for applications such as pacemakers, hearing aids and portable instruments. The Company presently employs some 2,000 people worldwide, including over 500 designers, in its semiconductor business.

      The  following  discussion  and  analysis  explains  trends  in  Zarlink's financial condition and results of operations for the fiscal year ended March 30, 2001, compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. During the third quarter of Fiscal 2001, the Company began to report the results of its Communications Systems business ("Systems") as a discontinued operation (see Recent Significant Events). Accordingly, the discussion, figures, and comparative figures were reclassified to conform to the presentation adopted in Fiscal 2001. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of, and should be read in conjunction with, this Management's Discussion and Analysis. Readers may wish to make reference to the glossary of terms in the Company's Annual Report on Form 10-K for the year ended March 30, 2001 as filed with the U.S. Securities and Exchange Commission to assist in their understanding of this discussion. Net income for the three fiscal years ended March 30, 2001; March 31, 2000; and March 26, 1999, as determined by U.S. generally accepted accounting principles, is detailed and discussed in note 23 to the consolidated financial statements.

      RECENT SIGNIFICANT EVENTS

      Appointment of new President and Chief Executive Officer

      Following the Company's transformation to a focused semiconductor company, the Board of Directors announced on March 21, 2001 the appointment of Patrick J. Brockett as the Company's President and Chief Executive Officer. Mr. Brockett joins Zarlink after a long and distinguished career at National Semiconductor. Mr. Brockett relocated to the Company's headquarters in Ottawa, Canada in April 2001. The Company's previous

President and CEO - Kirk K. Mandy - was elected Vice Chairman of the Board.

      Recent Industry Slow Down

Beginning late in the third quarter of Fiscal 2001, the communications semiconductor industry experienced a significant downturn in sales. Management believes that a variety of factors have combined to create market uncertainties that will likely extend through part of the 2002 fiscal year. These factors include a large inventory build-up in the telecommunications and data equipment sectors, a reduced demand for infrastructure equipment from the telephone companies, especially by Competitive Local Exchange Carriers ("CLECs") in the United States, and a slowing of the growth rate of the U.S. and world economies in general.

Restructuring Program Implemented in the First Quarter of Fiscal 2002

In response to the industry downturn, the Company announced on May 10, 2001 that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan includes a workforce reduction of 17 percent of the Company's total employee base, or approximately 430 employees globally. Accordingly, the Company will record a pre-tax restructuring charge of approximately $37.0 to cover the workforce reductions that will take place in the first quarter of Fiscal 2002. The workforce resizing is in addition to a 5 percent workforce reduction that was completed in the fourth quarter of Fiscal 2001.

Sale of Systems Business and the name "Mitel" Completed

On November 3, 2000, the Company announced that its Board of Directors intended to separate the Company's Systems segment from its Semiconductor segment. The decision to separate Systems was developed in response to increasing differences in customer types, technology roadmaps, and investment requirements and, most importantly, the competitive needs of the two businesses. As a result, management believes the Company can better focus its resources and efforts toward solidifying its leadership position in the communications and medical semiconductor industries.

On February 16, 2001, the Company completed the sale of its worldwide communications systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, the Company also transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $302.3 in cash proceeds, after adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada.

Investment in a New Photonics Venture

On January 15, 2001, the Company announced that it established an equity interest in a new privately-held photonics company that will focus on reducing the cost of bandwidth distribution in optical networks. The new company - called Optenia, Inc.- combines the financial, technological and human resources from Zarlink, the National Research Council ("NRC") of Canada, and other investors. Mr. Moris Simson, the Company's former Senior Vice President, Corporate Strategy and Development, joined Optenia, Inc. as its President and Chief Executive Officer.

Optenia's technological foundation is based on joint research between Zarlink and the NRC in the area of dense wavelength division multiplexing ("DWDM"). Management believes that Zarlink's investment in Optenia will optimize and accelerate product development as well as establish new avenues for other research and development.

Zarlink's equity position approximated 46 percent at March 30, 2001 and represented a cash contribution of $7.6, an in-kind contribution of equipment with a carrying value of approximately $1.0 and skilled personnel. Management expects that its equity position will be reduced proportionally as other third party investments are finalized. Zarlink's Bromont facility will maintain a strategic manufacturing agreement with Optenia that encompasses foundry arrangements and joint development of critical microfabrication techniques.

Acquisition of Vertex Networks, Incorporated

On July 28, 2000, the Company acquired 100 percent of the capital stock of privately-held Vertex Networks, Incorporated ("Vertex"), for total consideration of approximately 11 million common shares newly issued by the Company with a then fair value of $300.7. The acquisition was accounted for by the purchase method. Accordingly, Vertex's results from operations were included in the consolidated accounts of the Company from the date of acquisition. The integration of Vertex with the Company was essentially completed by March 30, 2001.

In the fourth quarter of Fiscal 2001, the Company reviewed the carrying value of the acquired intangible assets associated with Vertex. Based on an analysis of estimated future undiscounted cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired. Accordingly, the Company recorded a charge of $146.7 in the fourth quarter of Fiscal 2001 to write down the carrying value of the goodwill relating to Vertex. As at March 30, 2001, the carrying value of the acquired intangible assets related to Vertex amounted to $36.9 and is expected to be recovered from future cash flows.

Vertex is a fabless semiconductor company providing high-performance network packet processing, switching and routing silicon solutions for the enterprise and wide area network ("WAN") access markets. Vertex provides integrated circuits for Layer 3 Internet Protocol ("IP") routing switches and develops chipsets, reference designs, and software for intelligent packet switching applications. Vertex's products encompass Quality of Service ("QoS")-enabled IP switching for enterprise communications, WAN traffic concentration, and fiber to the home ("FTTH") markets. Vertex, which was founded in 1995, is based in Irvine, California, United States, and has design centers in San Jose, California, and Taiwan. Vertex employed approximately 75 people as at the date of acquisition.

Management believes the acquisition of Vertex will allow Zarlink to enter the packet processing and switch fabric market to offer system-wide, IP-based, QoS for convergent networks. QoS is a term that qualifies certain performance attributes of voice transmission over IP networks, and usually refers to measures of delay, latency and jitter. Zarlink's focus will be to deliver wire speed non-blocking scalability for the edge of WANs, providing the maximum packet-switching throughput required by systems designers and their customers. Management believes the approach will introduce Local Area Network ("LAN") cost structures into WAN applications to provide a more competitive solution that accommodates diverse switching technologies in use at the edge of the network.

Common Share Repurchase Program

On June 7, 2001, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,308,907 common shares, representing 5 percent of 126,178,148 common shares issued and outstanding at May 28, 2001. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2001 and ending on June 8, 2002, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the previous program during the period from June 9, 2000 to June 8, 2001.

RESULTS OF CONTINUING OPERATIONS

Business Segment Review

Zarlink's continuing operations as a semiconductor company are comprised of two reportable business segments - Communications and Medical. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

Zarlink's Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Network access and user access products represent the two major growth categories in this business segment. Network access products include products that provide connectivity to a network's core backbone such as feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, network access semiconductor products connect network equipment together. User access products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set top boxes and digital TV). The Communications business also includes custom products that involve the design of custom ASICs as well as custom foundry services for external parties.

Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

(millions Cdn$, except per share amounts)                  2001       2000       1999
                                                      -----------------------------------
Consolidated revenue from continuing operations         $   674.0     $602.8     $557.7
Communications segment revenue                              625.4      562.4      509.8
Medical segment revenue                                      48.6       40.4       47.9

Operating income (loss) from continuing operations        (312.9)       68.8       52.8
Communications segment operating income                      72.6       72.4       37.8
Medical segment operating income                              1.4       10.4        9.0
Unallocated (costs) gain                                  (386.9)     (14.0)        6.0

Net income (loss) from continuing operations              (330.4)       37.6       31.9
Net income (loss) per common share from
  continuing operations - Basic                            (2.73)       0.30       0.25
Net income (loss)                                         (317.0)       56.0       26.2
Net income (loss) per common share - Basic                 (2.62)       0.46       0.20
Weighted average common shares outstanding                  122.2      114.7      114.0

Revenue from continuing operations for the year totaled $674.0, up 12 percent from $602.8 in Fiscal 2000 and up 21 percent from $557.7 in Fiscal 1999.

Although the Company continues to benefit from a significant amount of design wins, sales were adversely affected by customer and channel inventory adjustments in its network and user access business during the second half of Fiscal 2001. During this period the Company, and the industry in general, experienced a reduction in the orders normally booked and shipped in the same quarter ("turns"), and order re-scheduling and cancellations, both resulting from market uncertainties. Management believes that this industry trend may continue through most of calendar 2001.

In addition to the above market conditions, the Company's results from continuing operations were negatively influenced by two other major factors. The first was the Company's continuing significant investment in research and development, principally in the areas of network and user access, to develop and launch new products supporting broadband communications. The second factor related to steps underway to establish the Company as a focused semiconductor enterprise, resulting in higher selling and administrative expenses during this transition.

In Fiscal 2001, the Company recorded a net loss from continuing operations of $330.4, or $2.73 per share, after the amortization of acquired intangibles of $94.6 and a pre-tax charge for the impairment of goodwill and its fabrication facilities totaling $292.3. This compares to net income from continuing operations of $37.6, or $0.30 per share, in Fiscal 2000, after the amortization of acquired intangibles of $14.0. In Fiscal 1999, net income from continuing operations was $31.9, or $0.25 per share, and included a pre-tax gain of $6.0 relating to the sale of certain non-strategic assets.

Communications Segment
(millions of Canadian dollars)                  2001        2000        1999
                                              ----------------------------------
Communications revenue by product:
  Network Access                                 $284.2      $253.6      $202.4
  User Access                                     131.2       122.8       157.9
  Custom Products                                 210.0       186.0       149.5
                                              ----------------------------------
Total Communications                             $625.4      $562.4      $509.8
                                              ==================================

Communications revenue mix by product:
  Network Access                                     45%         45%         40%
  User Access                                        21%         22%         31%
  Custom Products                                    34%         33%         29%
                                              ----------------------------------
Total Communications                                100%        100%        100%
                                              ==================================

Communications operating income                  $ 72.6      $ 72.4      $ 37.8
                                              ==================================

Communications sales for Fiscal 2001 reached $625.4, representing an increase of 11 percent over the $562.4 achieved in Fiscal 2000. The increase was principally due to higher demand by telecom and data networking manufacturers for the Company's network access and custom products.

In Fiscal 2001, Communications operating income was $72.6, just slightly higher than the $72.4 recorded last year. Despite higher sales, profitability was greatly offset by a significant increase in R&D spending in Fiscal 2001, particularly in IP Switching as a result of the acquisition of Vertex.

Fiscal 2000 sales and operating income increased over Fiscal 1999 due to high demand for network access products by telecom and data networking manufacturers.

Medical Segment

(millions of Canadian dollars)                  2001         2000         1999
                                              ----------------------------------
Revenue:
  Medical                                      $  48.6      $  40.4      $  47.9
                                              ==================================
Medical operating income                       $   1.4      $  10.4      $   9.0
                                              ==================================

Medical sales benefited from favorable conditions in the industry in Fiscal 2001. For the year, sales reached $48.6, a 20 percent increase over the $40.4 achieved in Fiscal 2000 due to growing markets and new product introductions. For the year, Medical recorded an operating income of $1.4 down from $10.4 last year as a result of unfavorable manufacturing yields and higher research and development expenses.

Compared to Fiscal 1999, Fiscal 2000 medical sales declined while production was transferred from the Company's fab in Sweden to its more modern plant in Plymouth and while newly introduced products began to gain customer acceptance. Despite the lower sales, profitability improved in Fiscal 2000 over Fiscal 1999 due to improved economies of scale and stronger yields in the Plymouth fab.

Geographic Revenue

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:

(millions of                      % of                 % of                 % of
Canadian dollars)       2001     Total      2000      Total     1999       Total
                      ----------------     ----------------     ----------------
United States         $264.4       39%     $235.0       39%      215.9       39%
Europe                 208.2       31       171.2       28       151.0       27
Asia/Pacific           169.1       25       141.2       24       154.0       28
Canada                  21.7        3        35.4                 23.5        4
                                                                              6

Other Regions           10.6        2        20.0        3        13.3        2
                      ----------------     ----------------     ----------------
Total                 $674.0      100%     $602.8      100%     $557.7      100%
                      ================     ================     ================

For the year ended March 30, 2001, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue from continuing operations by 3 percent ($17.8). For the year ended March 31, 2000, the net movement in exchange rates from Fiscal 1999 negatively impacted total revenue from continuing operations by 4 percent ($22.8). The negative foreign exchange impacts were primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the U.S. dollar exchange rate.

United States

Sales from continuing operations into the United States increased by 13% in Fiscal 2001 over Fiscal 2000. The increase was principally due to higher sales of network access products.

Sales from continuing operations increased by 9% in the United States in Fiscal 2000 over Fiscal 1999, principally due to higher sales of WAN Internetworking and wireless products.

Europe

European sales from continuing operations increased by 22% in Fiscal 2001 over Fiscal 2000 due to higher sales of medical products and an increase in foundry services provided to outside parties.

Fiscal 2000 sales from continuing operations into Europe increased by 13% over Fiscal 1999 due to higher sales of network access products.

Asia/Pacific

Asia/Pacific sales from continuing operations benefited from a recovering economy in that region to increase by 20% in Fiscal 2001 compared to Fiscal 2000. In particular, sales increased due to higher demand for switching and framing products and to higher sales of IP switching products resulting from the Vertex acquisition.

Fiscal 2000 sales from continuing operations in the Asia/Pacific region decreased by 8%, principally due to lower media sales and to weak economic conditions in that region.

Canada

Canadian sales from continuing operations decreased by 39% in Fiscal 2001 over Fiscal 2000 as a result of lower sales to data networking customers in concert with the sector's recent slow down.

Sales from continuing operations increased in Canada from Fiscal 1999 to Fiscal 2000 by 51% on higher foundry services provided for third party production and to higher sales to data networking companies.

Other Regions

Sales from continuing operations into other regions decreased by $9.4 in Fiscal 2001 compared with Fiscal 2000. Fiscal 2000 sales from continuing operations into other regions increased by $6.7 over Fiscal 1999.

GROSS MARGIN

(millions Cdn$)                               2001          2000          1999
                                             -----------------------------------
Gross margin                                 $338.6        $284.2        $240.6
As a percent of revenue                          50%           47%           43%

The higher gross margin from continuing operations in Fiscal 2001 compared to Fiscal 2000 was principally attributable to a favorable sales mix as a result of higher sales volumes of network access products and to positive manufacturing variances resulting from improved manufacturing plant utilization.

Gross margin in Fiscal 2000 increased relative to Fiscal 1999 by 4 percentage points. The improvement was due to a favorable sales mix and higher manufacturing plant utilization resulting from increased sales volumes of network access products.

OPERATING EXPENSES

Selling and Administrative ("S&A")

(millions Cdn$)                               2001          2000          1999
                                             -----------------------------------
S&A expenses                                 $139.4        $107.0        $ 95.8
As a percent of revenue                          21%           18%           17%

S&A expenses from continuing operations increased as a percentage of sales in Fiscal 2001 from the previous year, primarily due to higher amortization related to the recently implemented enterprise resource planning system and to increased marketing spending. In addition, certain of the Company's expenses related to the transition to a focused semiconductor company

Management expects that S&A expenses will decrease in Fiscal 2002 in line with the lowered sales expectations. Cost containment programs were implemented in the fourth quarter of Fiscal 2001 to restrict or eliminate discretionary spending. This program is in addition to the restructuring program announced on May 10, 2001, which will further reduce expenses.

Fiscal 2000 S&A expenses from continuing operations increased as a percentage of sales from Fiscal 1999, primarily due to higher marketing costs.

Research and Development ("R&D")

(millions Cdn$)                               2001          2000          1999
                                             -----------------------------------
R&D expenses                                 $125.2        $ 94.4        $ 98.0
As a percent of revenue                          19%           16%           18%

Fiscal 2001 R&D expenses from continuing operations were net of $5.5 in R&D government assistance, including investment tax credits (2000 - $4.0; 1999 - $5.3). Investments are being made in high-growth areas such as network and user access and in medical devices.

In the communication segment's network access product line, the focus was in the following areas:

      o Building network timing and synchronization products for high speed applications;

      o     Delivering   multi-channel   carrier-class   convergence  solutions,
            including TDM/ATM to IP;

      o Supporting high-speed access using digital subscriber line ("DSL") solutions;

      o Providing high quality voice in packet switching applications to metro and enterprise markets; and,

      o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

      o In the communication segment's user access product line, the focus was in the following areas:

      o Providing a single chip solution incorporating multiple tuners (three tuners on a chip) for terrestrial, satellite and cable digital tuning; and,

      o Delivering chip-based solutions to integrate set-top box features for Integrated Digital TV ("iDTV").

In medical, the focus was on wearable and implantable devices, including:

      o Digital hearing aids for improved sound quality that is matched to the patient;

      o Pacemakers with the ability to record and track the performance of the heart; and,

      o Application-specific standard products ("ASSPs") as opposed to ASICs for portable and pacing applications.

The increase R&D expenses in Fiscal 2001 was due to incremental R&D resulting from the consolidation of Vertex, which was acquired on July 28, 2000, coupled with the increased R&D activity in the network and user access product lines.

Management expects that R&D spending will continue at high levels into Fiscal 2002.

Fiscal 2000 R&D from continuing operations decreased relative to Fiscal 1999 due to a consolidation of development efforts and a narrowed product focus.

Amortization of Acquired Intangibles

Regular amortization of acquired intangibles increased in Fiscal 2001 to $94.6 from $14.0 in Fiscal 2000. The Fiscal 2001 amount related to the acquisition of Vertex on July 28, 2000. The Fiscal 2000 amount related to a previous acquisition that was fully written off by the end of last year. There was no corresponding amount related to continuing operations in Fiscal 1999. The Company's policy is to amortize acquired intangible assets over a two-year period from the date of acquisition, which management believes represents the estimated useful life.

Other Operating Income and Expense Items

As described under Recent Significant Events elsewhere in this management's discussion and analysis, the Company recorded an impairment charge, before taxes, of $292.3 in the fourth quarter of Fiscal 2001 in respect of certain capital assets.

The basis for the impairment charge is described below.

The recent industry slow down described under Recent Significant Events was one of the key factors that led to a review of the Company's carrying value of acquired intangible assets related to Vertex. Management believes the unfavorable market conditions will continue for the foreseeable future to negatively affect the timing of expected future cash flows resulting from the acquired technology. Management believes the technology itself is sound and is a critical element in our focus on IP-based products.

Accordingly, the Company reviewed the carrying value of the acquired intangible assets associated with Vertex in the fourth quarter ended March 30, 2001. Based on an analysis of undiscounted estimated future cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired. Accordingly, the Company recorded a charge of $146.7 in the fourth quarter of Fiscal 2001 to write down the carrying value of the goodwill relating to Vertex. As at March 30, 2001, the carrying value of the acquired intangible assets related to Vertex amounted to $36.9 and is expected to be recovered from future cash flows.

The Company also reviewed the carrying value of its fabrication facilities in the fourth quarter of Fiscal 2001. Factors leading to the review for impairment include management's expectation that fab utilization will fall to less than 50 percent and hence lower cash flows to recover the investment in the fabs. The lowered expectation results from recent partnerships that were developed with outside fabs for new Zarlink designs based on future technologies that are beyond existing capabilities at the Company's fabs. This review also considered the current adverse market conditions which resulted in a low operating rate for these facilities as well as the Company's manufacturing strategy, described above, that is expected to incorporate higher degrees of outsourcing. Based on an analysis of undiscounted expected future cash flows reflecting these conditions, the Company determined that the fabrication buildings and equipment were impaired and recorded a charge of $131.5, net of income tax recoveries of $14.1, to write down these carrying values. The tax recovery was separately included in the Company's total income tax expense.

During the fourth quarter of Fiscal 1999, the Company recorded a pre-tax gain of $6.0 arising from the sale of certain non-strategic technology and other assets.

INTEREST INCOME

Interest income was $13.6 for the year ended March 30, 2001 as compared to $8.6 in Fiscal 2000 and $5.9 in Fiscal 1999. The increase in each successive year was due to higher average cash balances on hand.

INTEREST EXPENSE

Interest expense, including debt issue and other costs, was $28.3 for Fiscal 2001, compared with $22.0 and $30.7 for Fiscal 2000 and 1999, respectively. The debt issue and other costs represent previously deferred costs that were expensed as a result of early repayment of the associated long-term debt. In Fiscal 2001, the debt issue and other costs expensed amounted to $12.2 (2000 - $0.5; 1999 - $7.2). Management expects interest expense to decrease in Fiscal 2002 as a result of the full repayment of the U.S. dollar denominated long-term debt in Fiscal 2001.

INCOME TAXES

Income tax expense from continuing operations for Fiscal 2001 was $1.9, compared with $17.8 for Fiscal 2000 and a recovery of $3.9 for Fiscal 1999. The effective income tax rate, as a percentage of pre-tax income from continuing operations before the effect of amortization of acquired intangibles and the impairment charge against capital assets, was 27%, 26% and 1% in Fiscal 2001, Fiscal 2000 and Fiscal 1999, respectively. The increased effective tax rate in Fiscal 2001 was mainly due to higher taxable income in Canada. The Fiscal 2000 effective tax rate was higher than in Fiscal 1999 due to higher taxable income in Canada and the favorable impact in Fiscal 1999 of certain permanent differences associated with European operations.

Effective for Fiscal 2001, new rules were applied for corporate income tax accounting which require the Company to apply the "liability" method instead of the "deferral" method. Under the new standard, tax assets and liabilities must be measured using income tax rates and applying tax laws which are expected to apply to taxable income in periods in which the tax assets or liabilities are expected to be realized or settled. The impact of this change on the Company is described in Note 2 to the consolidated financial statements for the year ended March 30, 2001.

BACKLOG

(millions Cdn$)                               2001          2000          1999
                                             -----------------------------------
Backlog from continuing operations           $177.9        $252.6        $143.6

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as a "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Most of the backlog is scheduled for delivery in the next twelve months.

The backlog decrease from last year was attributable to the recent downturn in the communications semiconductor industry, described elsewhere in this management's discussion and analysis, which caused cancellations and re-scheduling of orders, principally in the areas of broadband networking.

Compared with Fiscal 1999, the increase of $109.0 in backlog from continuing operations at the end of Fiscal 2000 was attributable to higher orders arising from demand for semiconductor products related to Internet and broadband connectivity.

DISCONTINUED OPERATIONS

Communications Systems Business

Systems recorded revenue of $515.0 during the period from April 1, 2000 to February 16, 2001, down from $793.7 for the full year in Fiscal 2000, and down from $752.7 for the full year in Fiscal 1999. The revenue decrease from prior years was principally due to industry-wide market softness while end customers delayed capital spending on systems and applications. Management believes industry announcements regarding new voice communications systems moving to an IP platform resulted in certain customers deferring capital spending in order to acquire the advanced functionality afforded by the new IP platforms in the future.

During the period up to the measurement date of November 3, 2000, the Systems business had an operating loss, net of tax recoveries of $4.5, of $9.2. In Fiscal 2000, the Systems business had operating income, net of taxes of $21.8, of $26.4 (1999 - $8.6, net of taxes of $21.4).

On February 16, 2001, the Company concluded the sale of the Systems business to Dr. Terence H. Matthews for net proceeds of $302.3, after adjustments. As a result of this sale, the Company recorded a net gain of $22.6, after transaction costs and income taxes (see Recent Significant Events elsewhere in this management's discussion and analysis).

NET INCOME (LOSS)

The Company recorded a net loss of $317.0, or $2.62 per share. This compares to net income of $56.0, or $0.46 per share, in Fiscal 2000. In Fiscal 1999, net income was $26.2, or $0.20 per share.

The net loss in Fiscal 2001 resulted primarily from the charge for impairment of capital assets of $292.3, the amortization of acquired intangibles of $94.6 and the expense of $12.2 associated with early repayment of long-term debt, partially offset by income, net of taxes, from discontinued operations amounting to $13.4. In Fiscal 2000, net income was impacted by the amortization of acquired intangibles of $14.0 but offset by income, net of taxes, from discontinued operations of $18.4. Fiscal 1999 earnings included a pre-tax gain on the sale of assets of $6.0 and a combined loss, net of taxes, from the discontinued Systems and Lincoln operations amounting to $5.7.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2001, cash, cash equivalents and short-term investment balances totaled $283.7, up from $228.4 at March 31, 2000. All of the cash balances in each respective year were held in either cash or highly liquid cash equivalents.

Cash flow from operations before working capital changes amounted to $111.0 during Fiscal 2001 compared to $233.4 in Fiscal 2000 as a result of the lower operating earnings in both the continuing semiconductor operations and in the discontinued systems operations. Since March 31, 2000, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $19.8 mostly due to lower receivables and inventories that were divested with the sale of the Systems business on February 16, 2001. Management expects to further draw down inventory levels in Fiscal 2002 by reducing production in the fabs and lowering external purchases. As a standard practice, the Company maintains a minimum of critical inventory at its foundries to ensure continuity of supply for its manufacturing requirements.

Capital asset additions were $110.1 during Fiscal 2001 (2000 - $60.9; 1999 - $63.0), excluding additions of $4.9 financed by capital lease (2000- $25.2; 1999
- $22.7). Approximately $91 of the capital expenditures in Fiscal 2001 related to the Company's continuing operations. The additions were primarily related to continuing improvements to information technology resources, semiconductor manufacturing capacity and design tools and the construction of a new building for the Company's head office in Ottawa, Canada.

On February 12, 1998, the Company entered into two term loans, respectively the AXELs(SM)* Series B loan and the Tranche A Term Loan, with a syndicate of banks led by Goldman, Sachs Credit Partners L.P. as the syndication agent and the Canadian Imperial Bank of Commerce as the administrative agent. The term loans were subject to mandatory prepayments out of certain insurance proceeds, defined excess cash flow generated by the Company, and the proceeds of certain asset sales (other than inventory), equity offerings or debt issuance by the Company. Mandatory prepayments ranged from 50% to 100% of the applicable net cash proceeds. The principal of the Tranche A Term Loan was fully repaid in June 2000 as a result of a mandatory prepayment from the Company's defined excess cash flow in Fiscal 2000. The principal of the AXELs Series B loan was fully repaid

--------
* (SM) AXEL is a registered service mark of Goldman, Sachs and Co.

on February 16, 2001 as a result of a mandatory prepayment on the sale of the Systems business.

Long-term debt decreased principally due to the mandatory prepayments in the amount of $200.1 against the Company's syndicated term loans. Long-term debt also decreased due to scheduled repayments against capital lease liabilities and the settlement of capital leases related to the discontinued Systems business in connection with the sale on February 16, 2001. In total, capital lease liabilities were reduced by $73.5 in Fiscal 2001.

During Fiscal 2001, the Company acquired all of the capital stock of Vertex by issuing approximately 11 million common shares then valued at $300.7. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period.

On June 5, 2000, the Company announced its intention to make a normal course issuer bid for up to 5,706,196 common shares. These purchases were to take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period, which commenced on June 9, 2000 and ended on June 8, 2001. All repurchased shares were to be cancelled. As at June 8, 2001, no shares were purchased under the normal course issuer bid. The Company renewed the program on June 7, 2001 (see Recent Significant Events elsewhere in this management's discussion and analysis).

As at March 30, 2001, the Company's capitalization was comprised of 2 percent debt, 6 percent preferred equity, and 92 percent common equity. This compares to 30 percent debt, 4 percent preferred equity, and 66 percent common equity at the end of Fiscal 2000.

In addition to cash, cash equivalent and short-term investment balances of $283.7 as at March 30, 2001, the Company had a revolving global credit facility of approximately $25.0, of which $4.9 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $20.1 as at March 30, 2001. Management believes the Company is in a position to meet all foreseeable business cash requirements, including the Fiscal 2002 restructuring program described elsewhere in this Management's Discussion and Analysis, and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At March 30, 2001, the translation account balance was in a credit position of $4.3 as compared to a debit position of $3.4 at the end of Fiscal 2000. The weakened Canadian dollar as measured against, principally, the U.S. dollar caused the increase in the translation account balance since the end of last year.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which will be effective for the Company's March 29, 2002 year end. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects to adopt SFAS 133 in the first quarter of Fiscal 2002. As at March 30, 2001, the Company had not completed its assessment to determine the impact of adopting this pronouncement, if any, on its consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's accounting policies for revenue recognition comply with the provisions of SAB 101.

The Canadian Institute of Chartered Accountants has revised and replaced Section 3500 of the CICA Handbook, "Earnings Per Share", which will be effective for the Company's first interim period in the year ending March 29, 2002 (see note 3(m) to the consolidated financial statements). The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

European Union and the Euro

On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will trade on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. The Company's operating subsidiaries that are affected by the Euro conversion have established plans to address the issues raised by the Euro currency conversion. These issues include the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. The Company does not expect any required system conversion costs to be material due to its existing ability to transact in multiple currencies. Due to significant uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

Forward-Looking Statements

Certain statements in this Management's Discussion and Analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Zarlink, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include the following: general economic and business conditions; demographic changes; import protection and regulation; rapid technology development and changes; timing of product introductions; the mix of products/services; industry competition, industry capacity and other industry trends; and the ability of Zarlink to attract and retain key employees.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact the financial statements of the Company due to adverse changes in financial markets. Zarlink is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, the Company uses certain derivative financial instruments including interest rate swaps, foreign exchange forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the United States dollar and the U.K. pound sterling. At March 30, 2001, there were unrealized losses of $8.1 on the forward contracts. These unrealized losses are calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on March 30, 2001, if unwinding of the contracts became necessary. Additional potential losses in the net fair value of these contracts, assuming a 5 percent appreciation in the U.S. dollar against all currencies, at March 30, 2001, would have been approximately $13.6. Conversely, a 5 percent depreciation in the U.S. dollar against all currencies would have produced a gain of $13.7. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

Interest rate swaps were used in Fiscal 2001 to manage the impact of interest rate changes on earnings and cash flows, and to lower overall borrowing costs. In Fiscal 2001, the Company's main exposure to interest rate risk related to its United States dollar denominated long-term debt. On February 16, 2001, upon the sale of the Systems business, the Company repaid in full its United States dollar denominated long-term debt, and unwound its offsetting interest rate swaps. The Company did not hold any interest rate swaps as at March 30, 2001.

For Fiscal 2002, the Company's primary exposure to interest rates is expected to be in the rollover of its short-term investment portfolio. In accordance with Company policy, cash equivalent and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. The Company does not hedge the re-investment risk on its short-term investments.

The estimated potential losses discussed previously assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in market factors and do not represent projected losses in fair value that the Company expects to incur. Any future financial impact would be based on actual developments in global financial markets. Management does not foresee any significant changes in the strategies used to manage interest and foreign exchange rate risks in the near future.

      Item 8. Financial Statements and Supplementary Data

      The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

      Auditors' Report to the Shareholders

      Consolidated Balance Sheets as at March 30, 2001 and March 31, 2000

      Consolidated Statements of Income (Loss) for the years ended March 30, 2001, March 31, 2000, and March 26, 1999

      Consolidated Statements of Retained Earnings (Deficit) for the years ended March 30, 2001, March 31, 2000, and March 26, 1999

      Consolidated Statements of Cash Flows for the years ended March 30, 2001, March 31, 2000, and March 26, 1999

      Notes to the Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Mitel Corporation:

We have audited the consolidated balance sheets of Mitel Corporation as at March 30, 2001 and March 31, 2000 and the consolidated statements of income (loss) and retained earnings (deficit) and cash flows for each of the years in the three year period ended March 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 30, 2001 and March 31, 2000 and the results of its operations and its cash flows for each of the years in the three year period ended March 30, 2001 in accordance with Canadian generally accepted accounting principles.

The Company changed its method of accounting for income taxes and employee future benefits in 2001, as described in note 2.

Ottawa, Canada                              Ernst & Young LLP
May 4, 2001, except as to note 27           Chartered Accountants
which is as of June 7, 2001.

                                Mitel Corporation
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)

                                                          March 30,    March 31,
                                                            2001         2000
                                                          ---------------------
ASSETS

Current assets:
  Cash and cash equivalents                               $  283.7     $  195.5
  Short-term investments                                        --         32.9
  Accounts receivable (notes 4 & 21)                          85.5        288.2
  Inventories (note 5)                                       133.9        187.7
  Investment tax credits recoverable                          15.8         10.1
  Future income tax assets                                     1.9           --
  Prepaid expenses and other                                  23.5         20.7
                                                          ---------------------
                                                             544.3        735.1

Long-term receivables (note 6)                                15.8         18.7
Long-term investments (note 7)                                24.8           --
Fixed assets (note 8)                                        207.0        457.4
Acquired intangible assets (note 9)                           38.1          3.0
Other assets                                                   5.6         11.3
                                                          ---------------------
                                                          $  835.6     $1,225.5
                                                          =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued
    liabilities (note 10)                                 $  149.3     $  211.3
  Income and other taxes payable                               7.1         31.6
  Future income tax liabilities                                7.3           --
  Deferred revenue                                             3.1         44.1
  Current portion of long-term
    debt (note 11)                                             9.2         57.9
                                                          ---------------------
                                                             176.0        344.9
Long-term debt (note 11)                                       7.6        217.5
Pension liability (note 24)                                   17.2         17.5
Future income tax liabilities                                  7.2          9.8
                                                          ---------------------
                                                             208.0        589.7
                                                          ---------------------

Commitments and contingencies
  (notes 12 & 13)

Shareholders' equity:
  Capital stock (note 14)
     Preferred shares                                         36.6         37.0
     Common shares (2001 - 126,136,799;
       2000 - 113,997,734)                                   635.2        325.6
  Contributed surplus (note 14)                                9.2          9.2
  Retained earnings (deficit)                                (57.7)       267.4
  Translation account (note 15)                                4.3         (3.4)
                                                          ---------------------
                                                             627.6        635.8
                                                          ---------------------
                                                          $  835.6     $1,225.5
                                                          =====================

On behalf of the Board:
Dr. Henry Simon, Director                          Patrick J. Brockett, Director

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                        (in millions of Canadian dollars)

                                                        Years Ended
                                             March 30,    March 31,    March 26,
                                               2001         2000         1999
                                             ----------------------------------
Retained earnings, beginning of year
  (as previously reported)                   $267.4        $218.4        $202.9

Change in accounting policy for
  income taxes (note 2)                        (4.8)           --            --
                                             ----------------------------------

Retained earnings, beginning
  of year (as restated)                       262.6         218.4         202.9

Net income (loss)                            (317.0)         56.0          26.2
                                             ----------------------------------
                                              (54.4)        274.4         229.1

Cost of common share issue (note 14)           (0.1)           --          (7.5)

Common share repurchase (note 14)                --          (3.8)           --

Dividends on preferred shares
  (note 14)                                    (3.2)         (3.2)         (3.2)
                                             ----------------------------------
Retained earnings (deficit),
  end of year                                $(57.7)       $267.4        $218.4
                                             ==================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           (in millions of Canadian dollars, except per share amounts)

                                                        Years Ended
                                             March 30,    March 31,    March 26,
                                               2001         2000         1999
                                            -----------------------------------
Revenue                                      $674.0        $602.8        $557.7
                                            -----------------------------------
Cost of sales:
  Cost of sales other than amortization       281.0         253.3         252.1
  Amortization of manufacturing assets         54.4          65.3          65.0
                                            -----------------------------------
                                              335.4         318.6         317.1
                                            -----------------------------------
Gross margin                                  338.6         284.2         240.6
                                            -----------------------------------

Expenses:
  Selling and administrative                  139.4         107.0          95.8
  Research and development (net)
    (note 16)                                 125.2          94.4          98.0
  Amortization of acquired intangibles         94.6          14.0            --
  Impairment of capital assets (note 17)      292.3            --            --
  Gain on sale of assets (note 17)               --            --          (6.0)
                                            -----------------------------------
                                              651.5         215.4         187.8
                                            -----------------------------------
Operating income (loss) from continuing
  operations                                 (312.9)         68.8          52.8

Equity loss from investment in
  Optenia, Inc.                                (0.9)           --            --
Interest income                                13.6           8.6           5.9
Interest expense (note 11)                    (16.1)        (21.5)        (23.5)
Debt issue and other costs (note 11)          (12.2)         (0.5)         (7.2)
                                            -----------------------------------

Income (loss) from continuing operations
  before income taxes                        (328.5)         55.4          28.0

Income tax expense (recovery) (notes 17
  and 18)                                       1.9          17.8          (3.9)
                                            -----------------------------------

Net income (loss) from continuing
  operations                                 (330.4)         37.6          31.9
                                            -----------------------------------

Income (loss) from discontinued operations
  (note 19)                                    (9.2)         26.4          10.6
Gain (loss) on disposal of discontinued
  operations (note 19)                         22.6          (8.0)        (16.3)
                                            -----------------------------------
                                               13.4          18.4          (5.7)
                                            -----------------------------------

Net income (loss)                           $(317.0)       $ 56.0        $ 26.2
                                            ===================================

Net income (loss) attributable to common
  shareholders after preferred share
  dividends                                 $(320.2)      $ 52.8        $ 23.0
                                            ===================================

Net income (loss) per common share
  (note 14):
   Net income (loss) per common share
     from continuing operations:
      Basic                                 $ (2.73)      $ 0.30        $ 0.25
                                            ===================================
      Fully diluted                         $ (2.73)      $ 0.30        $ 0.25
                                            ===================================
   Net income (loss) per common share:
      Basic                                 $ (2.62)      $ 0.46        $ 0.20
                                            ===================================
      Fully diluted                         $ (2.62)      $ 0.45        $ 0.20
                                            ===================================
Weighted average number of common shares
  outstanding (millions)
      Basic                                   122.2        114.7         114.0
                                            ===================================
      Fully diluted                           122.2        120.3         115.9
                                            ===================================

        (See accompanying notes to the consolidated financial statements)

                                Mitel Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)

                                                           Years Ended
                                                  March 30,  March 31, March 26,
                                                    2001       2000      1999
                                                  ------------------------------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss)                                $(317.0)   $ 56.0    $  26.2
  Amortization of capital and other
    assets                                           210.9     157.0      143.2
  Impairment of capital assets                       292.3        --         --
  Loss (gain) on sale of capital assets
    and investments                                    2.7      (1.0)      (5.5)
  Loss related to equity investment                    0.9        --         --
  Loss (gain) on disposal of discontinued
    operations                                       (74.8)      8.0       16.3
  Investment tax credits                              (8.7)     10.1       (7.0)
  Future income taxes                                  2.0      (1.9)      (7.8)
  Change in pension liability                          2.7       5.2        0.9
  Decrease (increase) in working capital
    (note 26)                                         19.8      10.4     (119.8)
                                                   ----------------------------
    Total                                            130.8     243.8       46.5
                                                   ----------------------------

Investing activities:
  Change in short-term investments                    41.5     (33.5)      34.5
  Additions to capital and other assets             (110.1)    (61.8)     (60.7)
  Proceeds from disposal of capital
    assets and investments                             1.6       4.8       11.9
  Proceeds from sale of discontinued
    operations -  net (note 19)                      289.4       9.5         --
  Increase in long-term investments                   (7.7)       --         --
  Acquisitions, net of cash acquired
    (notes 20 and 26)                                 10.3        --      (46.6)
                                                   ----------------------------
     Total                                           225.0     (81.0)     (60.9)
                                                   ----------------------------

Financing activities:
  Increase in long-term debt                            --        --        0.4
  Repayment of long-term debt                       (200.1)    (21.3)    (132.7)
  Repayment of capital lease liabilities             (73.5)    (33.0)      (9.0)
  Debt issue costs                                      --        --       (2.0)
  Dividends on preferred shares                       (3.2)     (3.2)      (3.2)
  Issue of common shares - net (note 14)               8.8       3.9      166.4
  Repurchase of common and preferred
    shares (note 14)                                  (0.4)    (36.6)        --
                                                   ----------------------------
     Total                                          (268.4)    (90.2)      19.9
                                                   ----------------------------

Effect of currency translation on cash                 0.8      (2.4)       2.6
                                                   ----------------------------

Increase in cash and cash equivalents                 88.2      70.2        8.1

Cash and cash equivalents, beginning
  of year                                            195.5     125.3      117.2
                                                   ----------------------------

Cash and cash equivalents, end of year             $ 283.7    $195.5    $ 125.3
                                                   ============================

        (See accompanying notes to the consolidated financial statements)

                                MITEL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)

1.    NATURE OF OPERATIONS

      Mitel is an international semiconductor product supplier. The Company's principal business segments comprise the manufacture and distribution of microelectronic components. The principal markets for the Company's products are the United States, Europe, the Asia/Pacific region, and Canada.

      Discontinued Operations

      On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the communications systems business ("Systems"). Accordingly, the operations related to this business were accounted for as discontinued operations.

      On February 16, 2001, the Company sold its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Mitel transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $302.3 in cash proceeds, after adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada. (See also notes 7, 19 and 27).

2.    CHANGE IN ACCOUNTING POLICY

      Income Taxes

      Effective  April 1, 2000, the Company adopted the new  recommendations  of
      Section 3465 of the Canadian Institute of Chartered Accountants ("CICA") Handbook "Income Taxes" and has applied the provisions retroactively without restatement of the prior periods' financial statements. The adoption of this recommendation had no impact on the results of operations in Fiscal 2001. The cumulative adjustment to opening retained earnings was a reduction of $4.8 as a result of the change in accounting policy. In addition, current future income tax assets increased by $9.5; current future income tax liabilities increased by $5.3; and long-term future income tax liabilities increased by $9.0. Comparative figures were prepared by applying the previous recommendations of Section 3470, "Income Taxes", of the CICA Handbook.

      The new recommendations require the Company and its subsidiaries to adopt the liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are more likely than not to be realized. Future income tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Future income tax assets are recognized only to the extent that, in the opinion of management, they will more likely than not be realized. For fiscal years prior to the adoption of the new recommendations, income taxes were accounted for using the deferred tax allocation method, under which the income tax provision is based on the income reported in the accounts.

      Employee Future Benefits

      Effective  April 1, 2000, the Company adopted the new  recommendations  of
      Section 3461 of the CICA Handbook, "Employee Future Benefits". Under these new rules, the costs of retirement benefits, other than pensions, and certain post-employment benefits are recognized over the period in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs. The adoption of the new CICA recommendations for employee future benefits resulted in no significant impact on the Company's financial position or results of operations.

3.    ACCOUNTING POLICIES

      These consolidated financial statements have been prepared by management in accordance with Canadian generally accepted accounting principles. A reconciliation of amounts presented in accordance with United States accounting principles is detailed in note 23.

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

(A)   FISCAL YEAR END

      The Company's fiscal year end is the last Friday in March. Normally this results in a fifty-two week year with four thirteen week quarters. For Fiscal 2000, the year-end of the Company was March 31, 2000 resulting in a fifty-three week year.

(B)   BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary companies. Investments in associated companies in which the Company has significant influence are accounted for by the equity method. Investments in companies the Company does not control or over which it does not exercise significant influence are accounted for using the cost method.

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

      Amortization is provided on the bases and at the rates set out below:

      Assets                                    Basis                 Rate
      --------------------------------------------------------------------------
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

      Exchange gains or losses related to translation or settlement of foreign currency denominated long-term monetary items are deferred and amortized on a straight-line basis over the remaining life of the items.

(G)   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company enters into forward and option contracts intended to hedge its estimated net foreign currency cash requirements, and certain significant transactions, over the ensuing twelve months. The Company does not engage in a trading or speculative program. All forward and option contracts are marked to market and the resulting gains and losses are deferred and included in the measurement of the related transactions when they occur. Premiums paid with respect to option contracts are deferred and charged to net earnings over the contract period.

      The Company sometimes uses interest rate swap contracts to manage interest rate risk. Payments and receipts under interest rate swap contracts are recognized as adjustments to interest expense on a basis that matches them with the related fluctuations in the interest receipts and payments under floating rate financial assets and liabilities.

(H)   REVENUE RECOGNITION

      Continuing operations

      Revenue from the sale of products is recognized at the time goods are shipped to customers. Revenue from service is recognized at the time services are rendered. Billings in advance of services and payments received in advance of product shipments are included in deferred revenue. Estimated warranty costs associated with product revenues are accrued for at the time of the sale based on the Company's experience. The Company also accrues for distributor stock rotations and other allowances at the time of shipment based on the Company's experience. The Company's accounting policies for revenue recognition comply with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101).

      Discontinued operations

      Revenue from the sale of products was recognized at the time goods were shipped to customers. Revenue from the sale of communications systems including integration and installation services was recognized on a percentage of completion basis. Revenue from service was recognized at the time services were rendered. Billings in advance of services were included in deferred revenue. Estimated warranty costs associated with these revenues were provided for at the time of the sale.

(I)   INCOME TAXES

      Income taxes are accounted for using the liability method of accounting for income taxes. Under this method, future income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. Future income tax assets and liabilities are measured using substantively enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Future income tax assets are recognized only to the extent, in the opinion of management, it is more likely than not that the future income tax assets will be realized.

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

(J)   RESEARCH AND DEVELOPMENT COSTS

      Research costs are charged to earnings in the periods in which they are incurred. The Company interprets the criteria for deferral of development costs on a very stringent basis under which few, if any, costs qualify for deferment. In the three years ended March 30, 2001, all development costs, except acquired intangibles purchased in a business combination, were expensed as incurred. Management periodically evaluates the realizability of the purchased development costs based upon the expected future undiscounted cash flows of the related assets.

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

(L)   EMPLOYEE FUTURE BENEFITS

      The  costs of  retirement  benefits,  other  than  pensions,  and  certain post-employment  benefits  are  recognized  over the  period  in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(M)   RECENT ACCOUNTING PRONOUNCEMENTS

      The Canadian  Institute of Chartered  Accountants has revised and replaced
      Section 3500 of the CICA Handbook, "Earnings Per Share", which will be effective for the Company's first interim period in the year ending March 29, 2002. The new recommendations, which are essentially aligned with the requirements of the US Financial Accounting Standards Board Statement No. 128 on this subject, require the use of the treasury stock method instead of imputed earnings method for calculating fully diluted earnings per share. The Company has not determined the impact, if any, of this pronouncement on its consolidated financial statements.

4.    ACCOUNTS RECEIVABLE

      Included in accounts receivable was an allowance for doubtful accounts of $0.5 (2000 - $8.0). Also included in accounts receivable was an amount of $nil (2000 - $11.6) for unbilled accounts on long-term contracts. (See also notes 19 and 21).

5.    INVENTORIES

                                                     2001            2000
                                                    ----------------------
      Raw materials                                 $ 19.7          $ 53.5
      Work-in-process                                 73.0            68.3
      Finished goods                                  41.2            65.9
                                                    ----------------------
                                                    $133.9          $187.7
                                                    ======================

6.    LONG-TERM RECEIVABLES

                                                     2001            2000
                                                    ----------------------
      Investment tax credits recoverable            $ 7.8            $ 4.8
      Promissory note, bearing interest at
        8% (2000 - 8%) payable annually,
        due in June 2004 and against
        which a first deed on real
        property was pledged as security              7.1              6.1
      Other long-term receivables                     0.9              7.8
                                                    ----------------------
                                                    $15.8            $18.7
                                                    ======================

7.    LONG-TERM INVESTMENTS

                                                     2001            2000
                                                    ----------------------
      Investment in Mitel Networks
        Corporation, at cost                        $17.2            $ --
      Equity investment in Optenia, Inc.              7.6              --
                                                    ----------------------
                                                    $24.8            $ --
                                                    ======================

      On February 16, 2001, the Company sold a 90 percent ownership interest in its Communications Systems Business, subsequently renamed Mitel Networks Corporation ("MNC"), to Dr. Terence H. Matthews. As at March 30, 2001, the Company held an ownership interest of approximately ten percent in the privately-held MNC. (See also Note 19).

      On January 22, 2001, the Company completed its equity investment in privately held Optenia, Inc. ("Optenia") with a cash contribution of $7.6, an in-kind contribution of equipment with a carrying value of approximately $1.0 and skilled personnel. At March 30, 2001, the Company's equity position was 46 percent of the outstanding voting shares of Optenia. The Company expects that its equity position in Optenia will be reduced proportionally as other third party investments are finalized. Optenia is a new developer of photonic components and subsystems for high-capacity optical networks.

8.    FIXED ASSETS

                                                     2001            2000
                                                    ----------------------
      Cost:
        Land                                        $  7.5          $ 12.4
        Buildings                                     68.3           155.8
        Equipment                                    410.9           508.6
        Equipment under capital leases                95.9           150.1
        Assets under construction                      4.0              --
                                                    ----------------------
                                                     586.6           826.9
                                                    ----------------------
      Less accumulated amortization:
        Buildings                                     50.4            83.1
        Equipment                                    288.7           226.4
        Equipment under capital leases                40.5            60.0
                                                    ----------------------
                                                     379.6           369.5
                                                    ----------------------
                                                    $207.0          $457.4
                                                    ======================

      On February 16, 2001, Mitel transferred most of its Ottawa, Canada real estate to Dr. Terence Matthews as part of the Communications Systems business sale. (See also note 19).

      Assets under construction represent costs incurred to March 30, 2001 in respect of a building being constructed at the Company's head office in Ottawa, Canada. (See also note 12).

      In the year ended March 30, 2001, the Company recorded a pre-tax write-down of $145.6 in respect of a fixed asset impairment charge for its semiconductor fabrication facilities in the United Kingdom and Canada. (See also note 17).

9.    ACQUIRED INTANGIBLE ASSETS

                                                     2001            2000
                                                    ----------------------
      Cost:
        In-process technology                       $  7.6          $  5.2
        Developed technology                          34.8            23.7
        Customer base and work force                   3.1            11.6
        Goodwill                                     233.9             6.3
                                                    ----------------------
                                                     279.4            46.8
                                                    ----------------------
      Less accumulated amortization:
        In-process technology                          2.5             4.7
        Developed technology                          11.6            22.4
        Customer base and work force                   1.2            10.9
        Goodwill                                     226.0             5.8
                                                     241.3            43.8
                                                    ----------------------
                                                    $ 38.1          $  3.0
                                                    ======================

      On July 28, 2000, the Company purchased completed and in-process research and development (R&D), an assembled work-force and goodwill, amounting to $278.1 in connection with the acquisition of Vertex Networks, Incorporated ("Vertex") (see also note 20). In the year ended March 30, 2001, the Company recorded an asset impairment charge to reduce the carrying value of the Vertex goodwill by $146.7. (See also note 17).

10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                     2001            2000
                                                    ----------------------
      Trade payables                                $ 32.3          $ 68.5
      Employee-related payables                       17.5            30.8
      Provision for disposal of discontinued
        operations (note 19)                          20.2              --
      Goods received not invoiced                     13.7            12.7
      Restructuring and other provisions              10.5              --
      Other accrued liabilities                       55.1            99.3
                                                    ----------------------
                                                    $149.3          $211.3
                                                    ======================

11.   LONG-TERM DEBT

                                                                2001       2000
                                                               -----------------

      AXELs Series B, at a variable interest rate based on a
      defined US base rate plus 1.00% or a successive  three
      month  LIBOR rate plus  2.00%;  at March 31,  2000 the
      effective interest rate was 8.56%; the loan was repaid
      on February 16, 2001 (see below). (2000 - U.S. $112.5)    $  --     $163.5


      Tranche A Term Loan, at a variable interest rate based
      on a defined US base rate plus  0.50% or a  successive
      three month  LIBOR rate plus 1.50%;  at March 31, 2000
      the effective  interest  rate was 8.06%;  the loan was
      repaid in June 2000 (see below). (2000 - U.S. $18.9)         --       27.0

      Capital  leases and other,  at rates varying from 3.9%
      to 11.87% with payment terms ranging from 1 to 7 years
      (2000 - 5.8% to 10.4% with payment  terms ranging from
      1 to 5 years)                                              12.6       80.7

      Non-interest  bearing  1996  Canada-Quebec  government
      loan,  repayable  in three equal  annual  installments
      commencing July, 2001                                       4.2        4.2
                                                               -----------------
                                                                 16.8      275.4

      Less current portion                                        9.2       57.9
                                                               -----------------
                                                                $ 7.6     $217.5
                                                               =================

      The Company fully repaid the AXELs Series B loan from proceeds received from the sale of the Company's Communications Systems Business on February 16, 2001 and in accordance with mandatory prepayment conditions under the credit agreement. (See also note 19).

      The Tranche A Term Loan was fully repaid in June 2000 in accordance with the terms of the credit agreement which required mandatory prepayments from defined excess cash flows.

      Future minimum lease payments of the obligations under capital leases total $13.4 of which $8.4, $3.8, $0.9, $0.1, and $0.2 relate to fiscal years 2002 to 2006 and beyond respectively. Interest costs of $0.8 are included in the total future lease payments.

      Scheduled principal repayments, excluding obligations under capital leases, during the next five fiscal years are: 2002 - $1.4; 2003 - $1.4; 2004 - $1.4; 2005 - $nil; 2006 - $nil. Interest expense related to long-term debt was $15.1 in Fiscal 2001 (2000 - $25.9; 1999 - $37.7).

12.   COMMITMENTS

      (A)   OPERATING LEASES

            The future minimum lease payments for operating leases for which the Company was committed as at March 30, 2001 were as follows: 2002 - $9.0; 2003 - $8.2; 2004 - $7.2; 2005 - $6.3; 2006 - $5.6; 2007 and
            beyond - $18.6.

            Rental expense on operating leases from continuing operations for the year ended March 30, 2001 amounted to $4.5 (2000 - $5.1; 1999 - $4.8).

      (B)   LETTERS OF CREDIT

            The Company had letters of credit outstanding as at March 30, 2001 of approximately $6.4.

      (C)   CAPITAL EXPENDITURES

            Capital expenditure commitments under purchase orders outstanding at the end of Fiscal 2001 amounted to approximately $12.7.

13.   CONTINGENCIES

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

14.   CAPITAL STOCK

      The Company's authorized capital stock consists of an unlimited number of preferred and common shares.

      Shares outstanding                                   2001        2000
                                                       ------------------------
      Preferred shares - R&D series                      1,593,900    1,607,900
      Common shares                                    126,136,799  113,997,734

(A)   PREFERRED SHARES

      Dividends - Fixed cumulative cash dividends are payable quarterly at a rate of $2.00 per share per annum.

      Redemption - The shares are currently redeemable, at the option of the Company, at $25.00 per share plus accrued dividends.

      Purchase Obligation - The Company is required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $25.00 per share plus costs of purchase. The difference between the stated capital of the repurchased shares over the consideration paid for such shares is recorded against contributed surplus. During the year ended March 31, 2001, the Company purchased 14,000 preferred shares for cash consideration of $0.4.

(B)   COMMON SHARES

      An analysis of the changes in the number of common shares and the amount of share capital for the three years ended March 30, 2001 is as follows:

                                                     Number          Amount
                                                  -------------------------
      Balance, March 27, 1998                      108,394,631        157.3
      Public share offering, July 23, 1998           8,000,000        172.0
      Exercise of employee stock options               310,900          1.9
                                                  ------------       ------

      Balance, March 26, 1999                      116,705,531        331.2
      Repurchase of common shares                   (3,383,800)        (9.5)
      Exercise of employee stock options               676,003          3.9
                                                  -------------------------

      Balance, March 31, 2000                      113,997,734       $325.6
      Shares issued relating to acquisitions
       (see also note 20)                           10,997,968        300.7
      Exercise of employee stock options             1,141,097          8.9
                                                  -------------------------

      Balance, March 30, 2001                      126,136,799       $635.2
                                                  =========================

      On June 5, 2000, the Company announced its intention to continue its normal course issuer bid program for up to 5,706,196 common shares (5 percent of 114,123,921 common shares issued and outstanding at May 30,
      2000) between June 9, 2000 and June 8, 2001. All repurchased shares will be cancelled. In the year ended March 30, 2001, no shares were repurchased under this program. (See also note 27).

(C)   NET INCOME PER COMMON SHARE

      The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. The calculation of fully diluted earnings per share assumes that, if a dilutive effect is produced, all outstanding options had been exercised at the later of the beginning of the fiscal year and the option issue date, and includes an allowance for imputed earnings net of tax derived from the investment of funds that would have been received. In addition, the fully diluted earnings per share calculation includes common shares issued with restrictions. (See also note 20).

(D)   DIVIDEND RESTRICTIONS ON COMMON SHARES

      The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment. No common share dividend is currently being paid out.

(E)   STOCK OPTION PLANS

      At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors. Certain amendments to the plan were approved by the shareholders at the 1993, 1995 and 1998 Annual General Meetings allowing for 1,000,000, 2,000,000 and 10,200,000 additional shares, respectively, to be made available for grant. Available for grant at March 30, 2001 were 1,979,470 (2000 - 3,567,998; 1999 - 7,342,275) shares. All options granted prior to January 29, 1998 have ten year terms and options granted thereafter have six year terms. All options become fully exercisable at the end of four years of continuous employment.

      On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants in calendar 1998 at $17.78 and higher. Under the terms of the program, and with the consent of the Toronto Stock Exchange, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of $9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of six years.

      On February 21, 2001, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants after November 1, 1999 at $14.31 and higher. Under the terms of the program, and with the consent of the Toronto Stock Exchange, 2,691,350 options were cancelled and an equal number of new options were granted at an exercise price of $14.06 per share. The new grants have a term of six years.

      In connection with the sale by the Company of its worldwide Systems business on February 16, 2001 and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing, all employees of the former Systems business who held options to purchase common shares of the Company which were vested as at February 16, 2001 were provided with a period until August 14, 2002 to exercise such options if they remained employed with the buyer until at least February 15, 2002. In addition, of the remaining unvested options held by such employees as at February 16, 2001, 50 percent were accelerated to vest on February 15, 2002 (provided that such employees remain employed by the buyer as of such date) and the remaining 50 percent were cancelled as of February 16, 2001. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 14, 2002 expire on that date.

      A summary of the Company's stock option activity and related information for the three years ended March 30, 2001 is as follows:

                                               2001                         2000                        1999
                                   ---------------------------    -------------------------    ------------------------
                                                  Weighted                      Weighted                    Weighted
                                                   Average                       Average                     Average
                                    Options    Exercise Price      Options   Exercise Price    Options   Exercise Price
                                   ---------------------------    -------------------------    ------------------------
   Outstanding options:
     Balance, beginning of year      9,017,262         $12.37      5,918,988     $12.89        6,251,888     $12.30
     Granted                         6,098,025         $17.69      6,439,957     $13.03          403,000     $19.40
     Exercised                     (1,141,097)         $ 7.72       (676,003)    $ 5.84         (310,900)    $ 6.12
     Forfeited                       (841,897)         $15.98       (633,180)    $13.14         (425,000)    $15.38
     Cancelled                     (3,667,600)         $20.49     (2,032,500)    $17.85               --         --
                                   --------------------------     -------------------------    ------------------------
   Balance, end of year              9,464,693         $12.91      9,017,262     $12.37        5,918,988     $12.89
                                   ==========================     =========================    ========================
   Exercisable, end of year          2,542,251         $11.85      1,863,584     $ 9.37        2,367,963     $ 9.55
                                   ==========================     =========================    ========================

   Weighted  average  fair  value
   price   of   options   granted
   during   the  year  using  the
   Black-Scholes    fair    value
   option   pricing   model  (See
   also note 23)                                       $ 9.02                    $ 7.33                          $10.40
                                               ==============                ==============              ==============

      A summary of options outstanding at March 30, 2001 is as follows:

----------------------------------------------------------------------------------------------------------------
----------------------------- Total Outstanding ----------------------------   ------- Total Exercisable -------
                               Weighted Average   Weighted Average Remaining                  Weighted Average
Exercise Price     Options      Exercise Price         Contractual Life           Options      Exercise Price
----------------------------------------------------------------------------------------------------------------
$ 1.10-$ 5.75        146,300        $3.94                  3 years                146,300          $3.94
$ 6.39-$ 9.20      2,343,573        $7.58                  4 years                770,500          $7.48
       $ 9.32        308,750        $9.32                  4 years                308,750          $9.32
$ 9.44-$11.73      1,175,353       $10.15                  5 years                434,709          $9.96
$12.03-$17.78      4,082,975       $14.67                  6 years                354,001         $17.64
$18.33-$37.75      1,407,742       $20.66                  5 years                527,991         $19.57
                 =============                                                =============
                   9,464,693                                                    2,542,251
                 =============                                                =============

15.   TRANSLATION ACCOUNT

      The following table summarizes changes in the translation account:

                                               2001       2000       1999
                                            --------------------------------
      Balance, beginning of year            $  (3.4)    $  28.2     $   5.8

      Increase (decrease):
      Movements in exchange rates -
        U.K. pound sterling                    (9.2)      (14.3)        3.1
        U.S. dollar                            21.6       (11.4)       18.3
        Swedish krona                          (2.0)       (1.9)        1.4
        Other currencies                        0.7        (3.2)        1.2
      Reduction of net investments
       in subsidiaries                         (3.4)       (0.8)       (1.6)
                                            --------------------------------
      Balance, end of year                  $   4.3     $  (3.4)    $  28.2
                                            ================================

16.   INVESTMENT TAX CREDITS AND GOVERNMENT ASSISTANCE

      During the year, the Company recognized Canadian ITCs and other funding of $5.5 (2000 - $4.0; 1999 - $5.3) related to eligible R&D expenditures from continuing operations. Included in discontinued operations were Canadian ITCs of $8.4 in Fiscal 2001 (2000 - $10.0; 1999 - $18.4).

17.   OTHER INCOME AND COSTS

      (a) Impairment of Capital Assets

      In the year ended March 30, 2001, the Company recorded a write-down of its capital assets relating to the carrying values of the acquired intangible assets associated with Vertex and to the carrying values of the buildings and equipment associated with the fabrication facilities in Canada and in the United Kingdom.

      The asset impairment charge was as follows:

                                                                     2001
                                                                   -------
      Impairment of capital assets:
        Goodwill                                                   $ 146.7
        Fabrication facilities                                       145.6
                                                                   =======
                                                                   $ 292.3
                                                                   =======
      Income tax recovery on facilities
        impairment                                                 $  14.1
                                                                   =======

      The Company reviewed the carrying value for the acquired intangible assets of Vertex. Based on an analysis of estimated future undiscounted cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired and recorded a charge of $146.7 to write down the goodwill relating to Vertex.

      The Company also reviewed the carrying value of its fabrication facilities. Based on an analysis of estimated future undiscounted cash flows, current and expected adverse market conditions which result in a low operating rate for these facilities, and the Company's manufacturing strategy that is expected to incorporate higher degrees of outsourcing, the Company determined that the carrying values of the fabrication buildings and equipment were impaired and recorded a charge of $131.5, net of income tax recoveries of $14.1, to write down these carrying values.

      (b) Gain on Sale of Assets

      In Fiscal 1999, the Company realized a pre-tax gain of $6.0 relating to the disposal of certain non-strategic technology and other assets.

18.   INCOME TAXES

      As detailed in Note 2, the Company changed its method of accounting for income taxes as at April 1, 2000. The comparative balances are based on the deferral method of tax allocation.

      Details of income taxes were as follows:

                                              2001          2000          1999
                                            ------------------------------------
      Income (loss) from continuing
        operations before income taxes:
      Canadian                              $(206.8)      $  62.3       $  12.7
      Foreign                                (121.7)         (6.9)         15.3
                                            ------------------------------------
                                            $(328.5)      $  55.4       $  28.0
                                            ====================================
      Income tax expense (recovery):
      Current
        Canadian                            $  12.8       $  19.3       $   8.2
        Foreign                                 3.2           0.4          (6.9)
      Future
        Canadian                               (2.0)          4.5            --
        Foreign                               (12.1)         (6.4)         (5.2)
                                            ------------------------------------
                                            $   1.9       $  17.8       $  (3.9)
                                            ====================================

      Future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial
      reporting   purposes  and  the  amounts  used  for  income  tax  purposes.
      Significant components of the Company's future income tax assets and liabilities as of March 30, 2001, were as follows:

                                                                     2001
                                                                   -------
      Future income tax assets:
        Provisions                                                 $   3.3
        Impairment of fabrication facilities                          14.1
        Income tax loss carryforwards                                 15.6
        Debt issue costs                                               1.1
        Share issue costs                                              1.5
        Other - net                                                    1.1
                                                                   -------
      Future income tax assets                                        36.7
                                                                   -------
      Future income tax liabilities:
        Book and tax differences on fixed assets                      33.8
        Tax credits                                                   13.8
        Other - net                                                    1.7
                                                                   -------
      Future income tax liabilities                                   49.3
                                                                   -------
      Net future income tax liabilities                            $  12.6
                                                                   =======
      Reconciliation to Consolidated Financial Statements:
        Future income tax assets                                   $   1.9
                                                                   -------
        Less:
          Future income tax liabilities - current portion              7.3
          Future income tax liabilities - long-term portion            7.2
                                                                   -------
                                                                      14.5
                                                                   -------
      Net future income tax liabilities                            $  12.6
                                                                   =======

      The reported income tax expense from continuing operations differs from the amount computed by applying the Canadian rates to the income before income taxes. The reasons for these differences and their tax effects were as follows:

                                                    2001       2000       1999
                                                 ------------------------------
      Expected tax rate                               38%        40%        40%
                                                 ------------------------------
      Expected tax expense (recovery)            $(124.8)    $ 22.2     $ 11.2
      Foreign tax rate differences                   4.4       (2.7)      (5.9)
      Tax effect of losses not recognized           46.2        0.2        0.4
      Tax effect of amortization of acquired
        intangibles                                 91.7        4.2         --
      Tax effect of realizing benefit of prior
        years' loss carryforwards and timing
        differences                                (14.2)      (6.3)      12.7)
      Corporate minimum taxes                        2.2        0.4        0.3
      Other                                         (3.6)      (0.2)       2.8
                                                 ------------------------------
      Income tax expense (recovery)              $   1.9     $ 17.8     $ (3.9)
                                                 ==============================

      Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The loss before income taxes attributable to all foreign operations, including discontinued operations, was $103.1 (2000 - loss of $15.7; 1999 - income of $5.0).

      As at March 30, 2001, the Company had tax loss carryforwards of approximately $146.0 for which an accounting benefit was recognized on approximately $65.9 of these tax losses. The remaining tax loss carryforwards are available to reduce future years' income for tax purposes. The tax loss carryforwards for which an accounting benefit has been recognized do not expire while the remaining tax loss carryforwards of $80.1 expire in 2020. The tax loss carryforwards relate to operations in the United States, the United Kingdom and Sweden. As at March 30, 2001, the Company had Canadian ITC carryforwards of approximately $23.6, which are available to reduce future years' income taxes, for which the benefit was recognized in these financial statements. These ITCs expire during the years from 2008 to 2011.

19.   DISCONTINUED OPERATIONS

      (a) Communications Systems Business

      On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Systems business. Accordingly, the operations related to this business were accounted for as discontinued operations with November 3, 2000 being the effective measurement date.

      On February 16, 2001, the Company sold its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Mitel transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $302.3 in cash proceeds, after adjustments, in exchange for selling a 90 percent ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada. The Company must adopt a new name, subject to shareholder approval, within six months of the closing of the transaction. (See also note 27).

      The results of the Systems business operations were as follows:

                                                            2001       2000       1999
                                                          -----------------------------
      Sales for the period ended February 16, 2001        $ 515.0    $ 793.7    $ 752.7
                                                          -----------------------------
      Results of operations to the measurement date of
           November 3, 2000:

      Income (loss) before income taxes                   $ (13.7)   $  48.2    $  30.0

      Income tax (expense ) recovery                          4.5      (21.8)     (21.4)
                                                          -----------------------------
      Income (loss) from discontinued operations to the
           measurement date of November 3, 2000           $  (9.2)   $  26.4    $   8.6
                                                          =============================

      The Company recorded a gain of $22.6, net of transaction costs and other provisions to separate the Systems business totaling $32.5, as well as post-measurement date operating losses of $50.1 and income taxes of $10.6.

      The significant assets and liabilities of discontinued operations included in the financial statements were as follows:

                                                         March 30,   March 31,
                                                            2001        2000
                                                         ---------------------
      Current assets                                      $  --     $  256.7
      Long-term receivables                               $  --     $    7.8
      Fixed assets                                        $  --     $   95.6
      Patents, trademarks and other                       $  --     $    2.5
      Accounts payable and accrued liabilities            $  --     $   86.2
      Deferred revenue                                    $  --     $   27.0

      (b) Lincoln Power and Automotive

      On March 26, 1999, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Lincoln Power and Automotive business segment ("Lincoln") which was part of the Plessey Semiconductors Group acquired in Fiscal 1998 (see also note 19). Accordingly, the operations related to this business were accounted for as discontinued operations.

      On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $12.0, including cash of $9.5 and a note receivable of $2.5. The financial results of the discontinued operations were as follows:

                                                            2001       2000       1999
                                                          ------------------------------
      Sales                                               $     --   $   32.2   $   74.3
                                                          ==============================
      Income from discontinued operations,
      net of  income tax recoveries
      of $Nil (2000 - $Nil; 1999 - $0.8)                  $     --   $     --   $    2.0
                                                          ==============================
      Estimated loss on disposal of
      discontinued operations, net of income
      tax recoveries of $Nil (2000 - $3.4; 1999 - $9.7)   $     --   $    8.0   $   16.3
                                                          ==============================
      Basic loss per common share from
      discontinued operations                             $     --   $    0.7   $   0.13
                                                          ==============================
      Fully diluted loss per common share
      from discontinued operations                        $     --   $    0.7   $   0.12
                                                          ==============================

      The Lincoln operating loss of $9.8 for the ten months ended January 19, 2000 was charged to the provision for discontinued operations.

      The Fiscal 1999 income before income taxes included allocated interest expense related to long-term debt of $7.0. Interest expense was allocated to discontinued operations based on a ratio of Lincoln revenue to total Plessey revenue.

20.   ACQUISITIONS

(a) On July 28, 2000, the Company acquired privately-held Vertex, a California-based fabless semiconductor company providing silicon solutions for the enterprise switching and wide area network access markets. Mitel acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $300.7. Approximately 1.1 million shares or 10 percent of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535 thousand issued shares are subject to certain restrictions over a two-year period.

      The fair value of the consideration was based on the average closing price of the Company's common shares on the Toronto Stock Exchange shortly before and after the date of acquisition. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined and finalized by an independent valuation firm using standard valuation techniques. An amount of $278.1 was allocated to intangible assets that include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the identifiable net assets amounted to $233.9, which was recorded as goodwill. The identifiable intangible assets and the goodwill are amortized over a two-year period. The allocation to net assets included $1.6 in respect of acquisition costs and costs to integrate the operations of the acquired company.

      The purchase transaction is summarized as follows:

      Net assets acquired, at approximate
        fair value:

      Current assets                                               $ 29.9
      Capital assets                                                  2.3
      Goodwill and acquired intangible assets                       278.1
                                                                   ------

      Total assets                                                  310.3
      Current liabilities                                            (9.6)
                                                                   ------

      Total net assets                                             $300.7
                                                                   ======
      Common share consideration                                   $300.7
                                                                   ======

      The preliminary estimate of acquisition and integration costs as at July 28, 2000 was $8.6, of which $7.0 was subsequently determined to be in excess of the actual requirement. Accordingly, the excess of $7.0 was applied to reduce goodwill in the third quarter of Fiscal 2001. As at March 30, 2001, the liability in respect of acquisition and integration costs was $nil.

      In the year ended March 30, 2001, the Company recorded an asset impairment charge to reduce the carrying value of goodwill by $146.7. (See also Note
      17).

      Unaudited Pro Forma financial information for the acquisition as if the business had been acquired at the beginning of each respective fiscal year is presented as follows:

                                                     2001          2000
                                                   ----------------------
      Revenue                                      $  676.8      $  607.6
                                                   ======================
      Net loss from continuing operations          $ (230.8)     $ (113.8)
                                                   ======================
      Net loss                                     $ (217.4)     $  (94.5)
                                                   ======================
      Net loss attributable to common
        shareholders after preferred
        dividends                                  $ (220.6)     $  (97.7)
                                                   ======================
      Net loss per common share from
        continuing operations:
            Basic and fully diluted                $  (1.78)     $  (0.94)
                                                   ======================
      Net loss per common share:
            Basic and fully diluted                $  (1.68)     $  (0.79)
                                                   ======================
      Weighted average number of common
        shares outstanding (millions):
            Basic                                     131.6         124.1
                                                   ======================
            Fully diluted                             133.2         131.3
                                                   ======================

      The unaudited Pro Forma information does not include the expected operating savings or synergies as a result of the combined operations.

(b) On May 8, 1998, the Company acquired certain assets of the Customer Premises Equipment Business Unit of Centigram Communications Corporation, later operated as the Advanced Messaging business unit under the name Baypoint Innovations, for cash consideration of U.S.$22.0. The Advanced Messaging business unit formed part of the Company's discontinued Communications Systems operations. The Company also purchased receivables and inventories related to that business for approximately U.S.$4.8 in cash. The Advanced Messaging business, based in San Jose, California, provides productivity-enhancing, enterprise-wide messaging solutions to organizations around the world through a broad network of distributors and agents. The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined by an independent valuation firm using standard valuation techniques. An amount of $35.9 was allocated to identifiable intangible assets that include completed and in-process research and development and other intangible assets. The difference between the purchase price and the fair value of the net identifiable assets amounted to $0.6, which was recorded as goodwill. The identifiable intangible assets and the goodwill were amortized over a two year period. The allocation to net identifiable assets included $2.9 in respect of the acquisition costs and costs to integrate the operations of the acquired company. As at March 30, 2001 and March 31, 2000, the liability in respect of acquisition and integration costs was $nil (March 26, 1999 was $1.3). The purchase transaction was summarized as follows:

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
                                                                     =======

(c) On May 19, 1998, the Company acquired the products, technology, research and development facilities and sales and marketing organization of Glasgow-based TSc for cash consideration of $8.0. TSc, later defined as ISDN PBX, provided ISDN business products for the small to medium enterprise market. The ISDN PBX business unit formed part of the Company's discontinued Communications Systems operations. The acquisition was accounted for by the application of the purchase accounting method in which the results of operations were included in the Company's accounts from the date of acquisition. An amount of $4.5 was allocated to identifiable intangible assets relating to completed research and development. The difference between the purchase price and the fair value of the net identifiable assets amounted to $2.0, which was recorded as goodwill. The completed research and development and the goodwill were amortized over a two year period. The allocation to net identifiable assets included $2.0 in respect of the acquisition costs and costs to integrate the operations of the acquired company. The liability in respect of acquisition and integration costs was $nil at the end of Fiscal 2001, 2000, and 1999. The purchase transaction was summarized as follows:

      Net assets acquired, at approximate fair values:

      Current assets                                                 $  2.4
      Capital assets                                                    7.6
                                                                     ------
      Total assets                                                     10.0
                                                                     ------

      Current liabilities                                               2.0
                                                                     ------

      Total net assets                                               $  8.0
                                                                     ======
      Cash consideration                                             $  8.0
                                                                     ======

21.   RELATED PARTY TRANSACTIONS

      During the year ended March 30, 2001, the Company sold to and purchased from jointly controlled and significantly influenced enterprises products and services valued at approximately $nil (2000 - $2.7; 1999 - $3.8) and $1.1 (2000 - $0.9; 1999 - $1.0) respectively. These transactions for products and services were under usual trade terms and were measured at their exchange amounts.

      Included in accounts receivable as at March 30, 2001 were amounts due from jointly controlled and significantly influenced enterprises of $0.3 (2000
      - $0.5).

22.   INFORMATION ON BUSINESS SEGMENTS

      The Company's reportable business segments from continuing operations are comprised of the Communications and Medical groups. Reportable segments are business units that offer different products and services and are managed separately because of these differences. Prior to the Company adopting formal plans to sell the Systems business, the Company's reportable business segments were comprised of the Systems and Semiconductor groups.

      The Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. The Communications business includes network access products that provide connectivity to the network's core backbone such as feeder, aggregation and transmission applications and those that address the multi-protocol physical and network layers. In addition, the Communications business includes user access products that allow users to connect to the network. These products include wireless and infotainment applications. The Communications business also includes custom products that involve the design of custom applications-specific integrated circuits ("ASICs") as well as custom foundry services for external parties.

      The Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

      The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Mitel does not allocate amortization of intangibles, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

                                                                                Unallocated
Year Ended March 30, 2001                           Communications    Medical      Costs          Total
                                                    ------------------------------------------------------
      Total external sales revenue                      $625.4        $ 48.6       $   --         $674.0
      Amortization of buildings and equipment             96.4           1.0           --           97.4
      Amortization of acquired intangibles                  --            --         94.6           94.6
      Impairment of capital assets                          --            --        292.3          292.3
      Segment's operating income (loss) from
           continuing operations                          72.6           1.4       (386.9)        (312.9)

                                                                                Unallocated
Year Ended March 31, 2000                           Communications    Medical      Costs          Total
                                                    ------------------------------------------------------
      Total external sales revenue                      $562.4        $ 40.4       $   --         $602.8
      Amortization of buildings and equipment             77.0           0.8           --           77.8
      Amortization of acquired intangibles                  --            --         14.0           14.0
      Segment's operating income from continuing
           operations                                     72.4          10.4        (14.0)          68.8

                                                                                Unallocated
Year Ended March 26, 1999                           Communications    Medical      Costs          Total
                                                    ------------------------------------------------------
      Total external sales revenue                      $509.8        $ 47.9       $   --         $557.7
      Amortization of buildings and equipment             84.0           0.9           --           84.9
      Amortization of acquired intangibles                  --            --           --             --
      Gain on sale of assets                                --            --         (6.0)          (6.0)
      Segment's operating income from continuing
           operations                                     37.8           9.0          6.0           52.8

Geographic Segments

      Revenues from continuing operations from external customers are attributed to countries based on location of the selling organization.

Geographic information is as follows:

                                 2001                              2000                    1999
                   -------------------------------   ---------------------------------   ----------
                                        Acquired                            Acquired
                                Fixed  Intangible                Fixed     Intangible
                    Revenue    Assets    Assets      Revenue     Assets      Assets       Revenue
                   -------------------------------   ---------------------------------   ----------
Canada              $117.8      $ 64.5    $ 38.1     $130.9      $140.4      $  0.4        $ 66.9
United States        259.0         5.6        --      227.6        11.2         1.8         227.8

United Kingdom       232.9       116.6        --      195.2       285.4         0.8         198.8
Sweden                37.9        19.1        --       26.0        19.3          --          30.2
Other foreign
countries             26.4         1.2        --       23.1         1.1          --          34.0
                   -------------------------------   ---------------------------------   ----------
Consolidated
total               $674.0      $207.0    $ 38.1     $602.8      $457.4      $  3.0        $557.7
                   ===============================   =================================   ==========

      Major Customers

      For the year ended March 30, 2001, the Company had revenues from one external customer, a major distributor, which exceeded 10 percent of total net revenues (2000 - nil; 1999 - nil). Sales to this distributor in Fiscal 2001 amounted to $96.8 and related to the Communications segment.

23.   UNITED STATES ACCOUNTING PRINCIPLES

      The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada (Canadian GAAP) which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as follows:

(A) Purchased R&D under Canadian GAAP is capitalized and amortized over the remaining useful life of the technology to which it relates. Under U.S. GAAP, the purchased in-process R&D is expensed at the time of acquisition. The Company has not established the technical feasibility of the in-process R&D and it has no alternative future use.

(B) Under Canadian GAAP, unrealized and realized gains and losses on foreign currency transactions identified as hedges may be deferred as long as there is reasonable assurance that the hedge will be effective. Under U.S. GAAP, deferral is allowed only on foreign currency transactions intended to hedge identifiable firm foreign currency commitments.

(C) Under Canadian GAAP, exchange gains or losses related to translation of foreign currency denominated long-term monetary items are deferred and amortized over the remaining life of the items. Under U.S. GAAP, deferral is not allowed and such gains or losses are included in the determination of net income.

(D) Under Canadian GAAP, certain costs related to the acquirer may be recognized in the purchase price allocation when accounting for business combinations. These costs, subject to certain conditions, qualify where they are a direct substitute for costs that would otherwise be incurred with respect to the acquired business. Under U.S. GAAP, only costs relating directly to the acquired business may be considered in the purchase price allocation. This has resulted in a difference in the valuation of goodwill at the time of the purchase and in the subsequent amortization of the goodwill.

(E) Under U.S. GAAP the fully diluted earnings per share is computed in accordance with the treasury stock method and based on the weighted average number of common shares and dilutive common share equivalents.

(F) U.S. GAAP requires the presentation of comprehensive income, which includes all changes in shareholders' equity during a period except shareholders transactions. In addition, items defined as other comprehensive income such as foreign currency translation adjustments, are separately classified in the financial statements and the accumulated balance of other comprehensive income (loss) is reported separately in shareholders' equity on the balance sheet.

(G) Redeemable preferred shares are excluded from shareholders' equity under requirements of the SEC.

(H) Under Canadian GAAP, stock issue costs may be shown as an adjustment to retained earnings. The carrying amount of capital stock is shown net of issue costs under U.S. GAAP.

(I)   Reductions in stated capital and deficit are not recorded under U.S. GAAP.
      The  Company  had  previously   undertaken   stated  capital  and  deficit
      reductions in fiscal years 1985, 1986, 1987 and 1992.

(J) Under Canadian GAAP, the fair value of the share consideration in a business combination is based on the quoted market value of the shares shortly before and after the date of acquisition. Under US GAAP, the fair value of the share consideration is based on the quoted market value of the shares shortly before and after the first date on which the number of shares becomes fixed and the proposed transaction is announced. This can result in a difference in the fair value of the purchase price and the resulting valuation of goodwill at the time of the purchase and in the subsequent amortization of the goodwill.

(K) As allowed under SFAS 123, Accounting for Stock-Based Compensation, management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options for purposes of reconciliation to U.S. GAAP because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations for U.S. GAAP purposes at the grant date of the Company's options.

      Under Canadian GAAP, there is no requirement to record a stock option compensation expense when the terms of a previously fixed stock option are modified. Under U.S. GAAP, a stock option compensation expense must be recorded in the Company's results of operations when the terms of a previously fixed stock option are modified.

(L) Under Canadian GAAP, shares contingently issuable to employees in connection with an acquisition, under certain conditions, form part of the cost of the purchase at the date of acquisition. Under U.S. GAAP, shares contingently issuable to employees in connection with an acquisition are excluded from the purchase price and recorded as stock compensation expense.

(M) Under Canadian GAAP, the impairment of fixed assets is determined by comparing the carrying value, less related future income taxes, to the future undiscounted cash flows. Under U.S. GAAP, the comparison is made to fair value which is estimated by reference to discounted expected future cash flows.

(N) Under Canadian GAAP, the use of substantively enacted income tax rates is used in determining income tax expense. Under U.S. GAAP, the effect of an enacted change in tax rates is only recognized in income tax expense at the date of enactment.

(O) The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which will be effective for the Company's March 29, 2002 year end. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company expects to adopt SFAS 133 in the first quarter of Fiscal 2002. As at March 30, 2001, the Company had not completed its assessment to determine the impact of adopting this pronouncement, if any, on its consolidated financial statements.

      The following table reconciles the net income as reported on the consolidated statements of income to the net income that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                                        2001        2000        1999
                                                                      --------------------------------
Net income (loss) from continuing operations in accordance with
 Canadian GAAP                                                        $ (330.4)   $   37.6    $   31.9

Acquirer's redundancy provisions                                           2.0         4.2        (3.4)
Write-off of acquired in-process technology                               (7.6)         --          --
Amortization of acquired in-process technology                             2.5          --          --
Amortization of  goodwill                                                  1.2          --          --
Impairment of capital assets                                             (67.4)         --          --
Stock compensation expense                                                (5.7)         --          --
Adjustment to deferred income taxes                                         --          --       (16.3)
Income tax expense                                                        (2.4)         --          --
Effect of deferral accounting related to foreign exchange contracts       (8.6)         --         1.4
Translation of foreign currency denominated debt                          (1.1)        8.8       (14.1)
                                                                      --------------------------------

U.S. GAAP and SEC requirements:
Net income (loss) from continuing operations                            (417.5)       50.6        (0.5)

Income (loss) from discontinued operations                                (7.4)       31.5         7.4
Gain (loss) on disposal of discontinued operations                        20.1        (8.0)      (16.3)
                                                                      --------------------------------
Net income (loss)                                                       (404.8)       74.1        (9.4)
Less: dividends on cumulative preferred shares                             3.2         3.2         3.2
                                                                      --------------------------------
Net income (loss) attributable to common shareholders                 $ (408.0)   $   70.9    $  (12.6)
                                                                      ================================
Net income (loss) per common share from continuing operations:
   Basic                                                              $  (3.47)   $   0.41    $  (0.03)
                                                                      ================================
   Diluted                                                            $  (3.47)   $   0.40    $  (0.03)
                                                                      ================================
Net income (loss) per common share:
   Basic                                                              $  (3.37)   $   0.62    $  (0.11)
                                                                      ================================
   Diluted                                                            $  (3.37)   $   0.61    $  (0.11)
                                                                      ================================
Weighted average shares for basic EPS (millions)                         121.1       114.7       114.0
Weighted average issued shares subject to restrictions (millions)          1.1          --          --
Weighted average shares on conversion of stock options (millions)           --         2.4         1.5
                                                                      ================================
Adjusted weighted average shares and share equivalents (millions)        122.2       117.1       115.5
                                                                      ================================

      The following options were excluded in the computation of diluted earnings per share from continuing operations because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive: options outstanding for the year ended March 30, 2001 to purchase nil (2000 - 3,424,622; 1999 - 3,142,250) shares of common stock at an average exercise price of $nil (2000 - $19.19; 1999 - $17.90) per share.

      US GAAP earnings included foreign exchange losses of $9.7 for the year ended March 30, 2001 (2000 - foreign exchange gains of $9.4; 1999 - foreign exchange losses of $14.0)

      The components of comprehensive income (loss) are as follows:

                                                                        2001        2000        1999
                                                                      --------------------------------
      Net income (loss) - U.S. GAAP                                   $(404.8)   $ 74.1       $(9.4)
      Change in foreign currency adjustment                               7.7     (31.6)       22.4
      Comprehensive income (loss)                                     $(397.1)   $ 42.5       $13.0
                                                                      ================================

                                                                                   2001        2000
                                                                                ----------------------
      Balance sheet items, which vary,  in conformity
        with U.S. GAAP and SEC requirements:
      Prepaid expenses and other                                                 $  12.7     $  21.2
      Future income taxes                                                        $   1.2     $     -
      Fixed assets                                                               $ 154.2     $ 445.6
      Acquired intangible assets                                                 $   6.2     $   2.5
      Long-term receivables:  long-term deferred tax asset                       $   7.8     $   5.1
      Accounts payable and accrued liabilities                                   $ 149.3     $ 212.9
      Income and other taxes payable                                             $   8.1     $  31.6
      Redeemable preferred shares                                                $  33.8     $  34.2
      Shareholders' equity:
        Common shares                                                            $1076.8     $ 763.1
        Contributed surplus                                                      $     -     $     -
        Accumulated other comprehensive income                                   $   4.3     $  (3.4)
        Deficit                                                                  $(584.0)    $(171.2)

      Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 2001, 2000, and 1999:

                                                                             2001       2000         1999
                                                                           --------------------------------
      U.S. GAAP Pro Forma net income (loss) attributable to
       common shareholders after preferred dividends                       $(437.6)     $48.7      $(23.3)
      U.S. GAAP Pro Forma net income (loss) per common share:
        Basic                                                              $  (3.61)    $ 0.42     $ (0.20)
        Diluted                                                            $  (3.61)    $ 0.42     $ (0.20)

                                                                             2001       2000         1999
                                                                           --------------------------------
      Risk-free interest rate                                                  5.08%     6.02%       5.04%
      Dividend yield                                                            nil       nil         nil
      Volatility factor of the expected market price
        of the Company's common stock                                         0.583     0.509       0.495
      Weighted-average expected life of the options                         6 years   6 years     6 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis (see also note 14).

24.   PENSION PLANS

      The Company maintains several defined contribution and three defined benefit pension plans for its employees. The components of the pension expense were as follows:

                                                                             2001           2000           1999
                                                                          --------------------------------------
      Continuing operations:
        Defined contribution plans                                         $ 2.0           $ 1.5          $ 1.4
        Defined benefit plans (see table below)                              3.4             5.6            1.7
                                                                          --------------------------------------
        Pension expense from continuing operations                           5.4             7.1            3.1
                                                                          --------------------------------------
      Discontinued operations:
        Defined contribution plans                                           4.5             4.8            4.9
        Defined benefit plans (see table below)                              4.5             1.4            2.2
                                                                          --------------------------------------
        Pension expense from discontinued operations                         9.0             6.2            7.1
                                                                          --------------------------------------
      Pension expense                                                      $14.4           $13.3          $10.2
                                                                          ======================================

                                                                             2001           2000           1999
                                                                          --------------------------------------
      Defined benefit pension expense:
        Employer service cost                                               $ 7.8          $ 6.4          $ 3.5
        Interest cost                                                         7.1            6.0            5.3
        Expected asset return                                                (7.1)          (5.4)          (4.9)
        Net amortization and deferral                                         0.1             --             --
                                                                          --------------------------------------
        Net periodic pension expense                                          7.9            7.0            3.9
        Less:  discontinued operations                                        4.5            1.4            2.2
                                                                          --------------------------------------
      Defined benefit pension expense from continuing operations            $ 3.4          $ 5.6          $ 1.7
                                                                          ======================================

(a)   Defined Contribution Pension Plans

      Both the Company and the employees contribute to these plans based on the employees' earnings.

(b)   Defined Benefit Pension Plans

      The Company's policy is to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by pension regulatory authorities.

      There is one contributory defined benefit plan that covers substantially all employees of Mitel Semiconductor Limited ("MSL"), a wholly owned subsidiary of the Company. This plan provides pension benefits based on length of service and final pensionable earnings. Employee contributions are based on pensionable earnings. The actuarial report in connection with this defined benefit plan, updated to March 30, 2001, was based on projections of employees' compensation levels to the time of retirement.

      For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

      As at March 30, 2001, the actuarial present value of MSL accrued pension benefits was $12.3 (2000 - $6.9).

      The second defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan. The associated pension liability is calculated each year by the Pension Registration Institute and is insured in its entirety by Forsakringsbolaget Pensionsagaranti. The pension liability of $12.6 (82.8
      SEK) (2000 - $13.0 (76.9 SEK)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

      The third defined benefit plan covers all employees in Germany with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under the plan. The pension liability is actuarially determined each year and is insured in its entirety by the Swiss Life Insurance Company. The pension liability of $5.0 (7.0 DEM) (2000 - $4.7 (6.6 DEM)) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Germany.

      On February 16, 2001, the Company sold its worldwide Systems business (see note 19). As part of the divestiture, the contributory defined benefit pension plan for the employees of Mitel Telecom Limited was assumed by the buyer as part of the Systems business sale. The plan provided pension benefits based on length of service and final pensionable earnings. Employee contributions were based on pensionable earnings. An actuarial report in connection with this defined benefit plan, updated to February 16, 2001, was based on projections of employees' compensation levels to the time of retirement.

      The following table shows the plans' funded status reconciled with amounts reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                                 2001            2000
                                                               -----------------------
      Change in accrued pension benefits:
        Benefit obligation at beginning of year                 $115.6          $101.7
        Service cost                                              11.6            11.6
        Interest cost                                              7.1             6.0
        Plan participants' contributions                           1.8             2.4
        Actuarial (gain) loss                                     (2.1)            2.2
        Benefits paid                                             (1.2)           (1.5)
        Foreign exchange                                          (4.7)           (6.8)
        Divestiture of Systems business                          (94.4)              -
                                                               -----------------------
        Benefit obligation at end of year                         33.7           115.6
                                                               -----------------------

      Change in plan assets:
        Fair value of plan assets at beginning of year            94.5            81.6
        Actual return on plan assets                              (3.8)            5.7
        Employer contributions                                     7.4             8.3
        Employee contributions                                     3.8             5.2
        Benefits paid                                             (1.2)           (1.5)
        Foreign exchange                                          (3.1)           (4.8)
        Divestiture of Systems business                          (83.9)              -
                                                               -----------------------
        Fair value of plan assets at end of year                  13.7            94.5
                                                               -----------------------

      Unfunded status                                            (20.0)          (21.1)
      Unrecognized net actuarial loss                              3.7             4.5
                                                               =======================
         Net pension benefit liability                          $(16.3)         $(16.6)
                                                               =======================

The net pension benefit liability is reflected in the consolidated balance sheet as follows:

                                                                 2001            2000
                                                               -----------------------
      Other assets                                              $  0.9          $  0.9
      Pension liability                                          (17.2)          (17.5)
                                                               =======================
      Net pension benefit liability                             $(16.3)         $(16.6)
                                                               =======================

      Assumptions:                                                2001           2000       1999
                                                                ---------------------------------
        Discount rate                                                6%           6%        6%-8%
        Compensation increase rate                               3-4.5%         3%-5%       3%-6%
        Investment return assumption                                 9%           8%         8%

25.   FINANCIAL INSTRUMENTS

(a)   Fair Value

      The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, long-term receivables, accounts payable, long-term debt, interest rate swaps and foreign exchange forward and option contracts. Due to the short-term maturity of cash and cash equivalents, short-term investments and accounts payable, the carrying values of these instruments are reasonable estimates of their fair value. The fair value of long-term debt was determined by discounting future payments of interest and principal at estimated interest rates that would be available to the Company at year-end. The fair value of interest rate swaps was determined by discounting, at market rates, the future net cash payments. The fair value of the foreign exchange forward and option contracts reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The fair value of financial instruments approximate their carrying value with the following exceptions:

                                              2001               2000
                                      ---------------------------------------
                                      Carrying    Fair      Carrying     Fair
                                       amount    Value       amount     value
                                      ---------------------------------------
Long-term debt:
   Non-interest bearing 1996
     Canada-Quebec government loan      $4.2      $3.9         $4.2     $3.6

Derivatives
   Interest rate swap                     --        --           --     $1.8

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

      At March 30, 2001, the Company owned nil call option contracts (2000 - four U.S.-to-Canadian dollar call option contracts outstanding) for a total notional value of $nil U.S. dollars (2000 - US$40.0). The total premium paid for options in Fiscal 2001 was $nil (2000 - $1.2). The cost of the premium is deferred and amortized over the life of the options. The fair value of the options at March 30, 2001, was $nil (2000 - $0.5).

      The notional amounts for forward contracts represent the U.S. dollar equivalent of an amount exchanged. Most of the forward contracts mature within six months with the longest maturity extending to February 2002. At March 30, 2001, deferred gains totaled $4.1 (2000 - $6.4) and deferred losses totaled $12.2 (2000 - $1.6). The following table presents the net notional amounts of the forward contracts in U.S. dollars:

               Buy (Sell): (U.S. dollars)                 2001         2000
                                                    -------------------------
               Forward contracts:
                 British pounds                         $ 19.0         $(60.7)
                 Canadian dollars                        147.6           88.3
                 Swedish krona                             4.5            8.2
                 Euro                                      2.1            2.6
                 Other                                     0.1            0.6
                                                    =========================
               Total                                    $173.3         $ 39.0
                                                    =========================

(c)   Credit Risk

      The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and derivative contracts. Cash and cash equivalents and short-term investments are invested in government and commercial paper with investment grade credit rating.

      The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk (see also note 22).

      Mitel is exposed to credit risk in the event of non-performance by its counterparties on its foreign exchange contracts. The Company does not anticipate non-performance, by any of the counterparties, as it deals with counterparties that are major financial institutions. The Company anticipates the counterparties will satisfy their obligations under the contracts.

(d)   Interest Rate Risk

      The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities.

(e)   Unused Bank Lines of Credit

      The Company has a line of credit for $25.0, of which up to $5.0 is available for letters of credit. At March 30, 2001, $4.9 (U.S.$2.4) (2000
      - $2.4) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit amounting to approximately $20.1 (U.S. 12.7) (2000 - $106.6) at a rate of interest based on the prime lending rate plus 0.25%. Amounts stated for Fiscal 2000 related to a previous credit facility that was cancelled in Fiscal 2001.

26.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                              2001            2000           1999
                                                          -----------------------------------------
      Net change in non-cash working capital
       balances related to operating activities:

      Accounts receivable                                     $ 81.9         $ 22.4        $ (19.0)
      Inventories                                              (25.3)           1.1          (28.7)
      Accounts payable and accrued liabilities                 (29.6)         (18.8)         (75.4)
      Deferred revenue                                          (6.9)           9.2            3.0
      Other                                                     (0.3)          (3.5)           0.3
                                                          -----------------------------------------
                                                              $ 19.8         $ 10.4        $(119.8)
                                                          =========================================
      Cash interest paid                                      $ 15.1         $ 26.0        $  38.7
                                                          =========================================
      Cash taxes paid                                         $ 23.7         $  2.9        $  17.2
                                                          =========================================

      The following table summarizes the Company's cash flows from (used in) investing activities from acquisitions:

                                                              2001            2000           1999
                                                          -----------------------------------------

      Cash acquired                                          $ (11.1)         $ --          $  --
      Net assets acquired other than cash                     (289.6)           --           (46.6)
                                                          -----------------------------------------
      Total purchase price                                    (300.7)           --           (46.6)
      Less: cash acquired                                       11.1            --             --
      Less: non-cash consideration paid                        300.7            --             --
      Less: cash paid for other investments                     (0.8)           --             --
                                                          =========================================
      Acquisitions, net of cash acquired                     $  10.3          $ --          $(46.6)
                                                          =========================================

27.   SUBSEQUENT EVENTS

      (a)   Change in Operating Name

      Following the sale of the name "Mitel", on May 29, 2001, the Company adopted Zarlink Semiconductor as its operating name. The Company expects to formally change its name to Zarlink Semiconductor Inc., subject to shareholder approval at its next annual general shareholders' meeting on July 25, 2001.

      (b)   Workforce Reduction

      On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in the light of current adverse market conditions. Accordingly, the Company will record in the first quarter of Fiscal 2002 a pre-tax special charge of approximately $37.0 related to that program. The special charge comprises a workforce reduction charge of approximately $28.4 primarily relating to the cost of severance and benefits for the termination of approximately 430 employees throughout the world in Fiscal 2002. In addition, the special charge includes the cost of lease and contract settlements approximating $8.6. The Company will employ approximately 2,000 people worldwide after the restructuring is completed in the first quarter of Fiscal 2002.

      (c)   Common Share Repurchase Program

      On June 7, 2001, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,308,907 common shares, representing 5 percent of 126,178,148 common shares issued and outstanding at May 28, 2001. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2001 and ending on June 8, 2002, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the previous program during the period from June 9, 2000 to June 8, 2001.

28.   COMPARATIVE FIGURES

      Certain of the 2000 and 1999 comparative figures have been reclassified so as to conform to the presentation adopted in 2001.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      The following table sets forth the name, age and position with the Company of each director and nominee for director of the Company.

      Name                             Age    Director Since         Positions
      Andre Borrel                     64     July 23, 1998          Director
      Patrick J. Brockett(3)           53     April 9, 2001          Director, President and CEO
      Jean-Jacques Carrier(4)          50     October 28, 1998       Director
      Anthony L. Craig                 55     May 16, 1996           Director
      Hubert T. Lacroix(1,3,4)         45     July 21, 1992          Director
      Kirk K. Mandy(3,4)               45     July 23, 1998          Director
      Donald G. McIntyre               53     July 23, 1998          Director
      Donald W. Paterson(1,2)          68     May 16, 1996           Director
      Kent H.E. Plumley(3)             65     August 22, 2000        Director
      Dr. Henry Simon(3,4)             71     July 21, 1992          Director and Chairman
      Dr. Semir D. Sirazi(1)           46     September 27, 1999     Director
      Peter van Cuylenburg(2,4)        53     March 15, 1996         Director
      Jonathan I. Wener(2)             50     July 21, 1992          Director

----------
(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)

(2)   Member of the Compensation and Human Resources Development Committee

(3)   Member of the Nominating Committee

(4)   Member of the Executive Committee

      Mr. Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel is a director of Chartered Semiconductors Manufacturing in Singapore and Pixtech in the United States

      Mr.  Brockett  joined the  Company in April  2001 as  President  and Chief
Executive Officer. Prior to that he held a variety of executive management positions at National Semiconductor Corporation.

      Mr. Carrier joined the Company in 1993 as Vice President of Finance and Chief Financial Officer and became Senior Vice President of Finance and Chief Financial Officer in October 1998.

      Mr. Craig has been Chairman and CEO of Arbinet Holdings, an internet telecommunications exchange company since January 2000. From June 1998 to December 1999 he was President of Tamandra Inc. and, from 1996 to 1998, he was President and Chief Executive Officer of Global Knowledge Network. From October 1993 to January 1996, he was Vice President, World Wide Sales Operations of Digital Equipment Corporation and from June 1992 to June 1993, he was Senior Vice President, International for Oracle Corporation. He is also a director of Global Knowledge Network.

      Mr. Lacroix has been Executive Chairman of Telemedia Corporation, a media and telecommunications company, since February 2000. Prior to his appointment, he was a partner with McCarthy Tetrault (law firm) since 1984. He is also a director of G.T.C. Transcontinental Group Ltd., ITS Investments Limited Partnership and Secor Inc..

      Mr. Mandy joined the Company in 1984 serving in executive management positions until his appointment as President and Chief Executive Officer on July 23, 1998. Mr. Mandy retired from the Company and was appointed Vice-Chairman of the Board of Directors on April 6, 2001. He also serves on the board of directors of several private companies.

      Mr. McIntyre joined the Company in 1987 as Vice President, General Counsel and Secretary and became Vice President, Human Resources, General Counsel and Secretary in 1991. In October 1998 he was appointed Senior Vice President of Human Resources, General Counsel and Secretary. Mr. McIntyre also served as a director of the Company from 1993 to 1996.

      Mr. Paterson has been President of Cavandale Corporation, a strategic advisor, since September 1988. Mr. Paterson is also a director of Lorus Therapeutics Inc.

      Mr. Plumley has been a partner in Osler, Hoskin & Harcourt since May 1990. He is also a director of Bridgewater Systems Corp and Optenia, Inc.

      Dr. Simon is Chairman of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994.

      Dr. Sirazi has been a consultant to the semiconductor, networking and telecommunications industries since July 1997. He has held a variety of executive management positions at U.S. Robotics/3COM and Zenith Electronics Corporation. He is an active advisor and investor to several private companies in the high-technology field and serves on the board of directors of these companies.

      Mr. van Cuylenburg is Chairman of Pixelfusion plc and Elixent Ltd. and a director of QAD Inc. Mr. van Cuylenburg has been an independent advisor to high technology companies since 1999. . He was President, DLT & Storage Systems Group, of Quantum Corporation from September 1996 to October 1999. From January 1996 to August 1996, he was an independent consultant to Xerox Corporation.

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

      The Board of Directors and the members of the Corporation's management are committed to the highest standard of corporate governance. The Corporation's principal objective in directing and managing its business and affairs is to enhance shareholder value. The Corporation believes that effective corporate governance improves corporate performance and benefits all shareholders.

      The Board of Directors of the Corporation has always endorsed the concept, principles and practices of sound corporate governance and believes that the Corporation is in substantial compliance with the Governance Guidelines.

      The following is a summary of the particulars of the system of corporate governance of the Corporation.

Mandate of the Board

      The Board of Directors establishes the overall policies for the Corporation and monitors and evaluates the Corporation's strategic direction and retains plenary power for those functions not specifically delegated by it to management. Accordingly, the mandate of the Board of Directors is to supervise the management of the business and affairs of the Corporation with a view to evaluate, on an ongoing basis, whether the Corporation's resources are being managed in a manner consistent with enhancing shareholder value, ethical considerations and corporate social responsibility. In order to better fulfill its mandate, the Board of Directors has formally acknowledged its responsibility for, among other matters:

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

      Long-term goals and strategies for the Corporation are developed as part of its annual strategic planning process with the Board of Directors, which also includes the preparation of a detailed one-year operating plan. Through this process, led by the President and Chief Executive Officer and senior management of the Corporation, the Board of Directors adopts the operating plan for the coming financial year and monitors senior management's relative progress through a regular reporting and review process. The Board of Directors reviews on a quarterly basis the extent to which the Corporation has met the current year's operating plan.

      To comply with the Governance Guidelines which recommend that a board of directors should assume responsibility for succession planning, including appointing, training and monitoring senior management, the Board of Directors reviews all appointments of officers.

      The Board of Directors has put policies in place to ensure effective, timely and non-selective communications between the Corporation, its stakeholders and the public. The Board, or the appropriate committee thereof, reviews the content of the Corporation's major communications to shareholders and the investing public, including the quarterly and annual reports, and approves the proxy circular, the annual information form and any prospectuses that may be issued. The disclosed information is released through mailings to shareholders, news wire services, the general media and a home page on the internet.

      The Corporation has an investor relations group which responds to analyst, institutional and individual shareholder inquiries and maintains a toll-free telephone line for ease of contact. Individual queries, comments or suggestions can be made at any time by calling or writing directly to the Corporation's registered office in Ottawa, Ontario, Canada. In addition, the Corporation has a communications group to respond to inquiries from media, government and the public. Together, these groups deal with stakeholder concerns and ensure that all inquiries receive a full and timely response.

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

      The directors of the Corporation have examined the relevant definitions of the Governance Guidelines and have individually considered their respective interests in and relationships with the Corporation. As a consequence, the Board of Directors has determined that on a rigorous application of these definitions, it would be composed of six unrelated directors out of nine board members. The Board of Directors continues to seek two additional unrelated directors with semiconductor industry and customer perspectives. This will further strengthen the Corporation's commitment to good corporate governance practices.

      The Governance Guidelines also recommend that a board of directors should examine its size. The Board of Directors believes that the number of nine directors will be sufficient and appropriate to effectively conduct business. The Board of Directors, as presently constituted, brings together a mix of skills, backgrounds and individual attributes that the Board of Directors considers appropriate to the stewardship of the Corporation.

      The Governance Guidelines also recommend that, in circumstances where a corporation has a "significant shareholder" (that is, a shareholder with the ability to exercise the majority of the votes for the election of the directors of a corporation), the Board of Directors should include a number of directors who do not have interests in or relationships with either the corporation or the significant shareholder and should fairly reflect the investment in the corporation by shareholders other than the significant shareholder. The Corporation does not presently have a significant shareholder.

      A further Governance Guideline recommends that the Audit Committee be made up of outside and unrelated directors only. This guideline also states that other board committees should be comprised of outside directors, a majority of whom should be unrelated directors. The Corporation currently has four committees, being the Audit Committee, the Compensation Committee, the Nominating Committee and the Executive Committee. All of these committees, as presently constituted, comply with the Governance Guideline recommendations. It is the intention of the Board of Directors to reevaluate from time to time the composition of the various committees.

      The four committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assist the Board of Directors in efficiently carrying out its responsibilities. The Committee members are reviewed and appointed yearly after the election of Directors at the Meeting. Set out below is a general description of the committees of the Board and their respective mandates.

Audit Committee

      The Corporation has a standing Audit Committee, required to be composed of three outside directors who are financially literate and at least one of whom has accounting or related financial management expertise. Information regarding the functions performed by the Audit Committee, its membership, and the number of meetings held during the fiscal year, is set forth in the "Report of the Audit Committee," included in the Circular.

      The Audit Committee is presently composed of three outside and unrelated directors who are current members of the Board of Directors: Hubert T. Lacroix, Donald W. Paterson and Semir Sirazi.

Compensation Committee

      The mandate of the Compensation Committee is outlined above under "Report on Executive Compensation". This mandate further includes a review of the compensation of directors to ensure the compensation realistically reflects the responsibilities and risk involved in being an effective director. The Compensation Committee is presently composed of three outside and unrelated directors who are current members of the Board of Directors: Donald W. Paterson, Peter van Cuylenburg and Jonathan I. Wener.

      Pursuant to an agreement entered into on August 1, 2000 between the Corporation and Canderel Holdings Ltd., a corporation of which Mr. Jonathan Wener acts as Chairman, Canderel Holdings Ltd. was engaged as construction manager in connection with the construction of a new building at the north end of the current Ottawa facility of the Corporation at a cost of approximately $15.5 million and Canderel will receive a fee of 5.5 % of the project costs, plus all reasonable disbursements incurred in connection with the project. Management considers the services performed to be very professional and at a competitive cost in the marketplace.

Nominating Committee

      The  mandate  of the  Nominating  Committee  is to  seek  out  and  review potential additional Board of Director candidates as submitted by search consultants retained by the Corporation, to evaluate the structure, responsibility and composition of committees of the Board of Directors and to make recommendations to the Board of Directors with respect thereto. The Nominating Committee is presently composed of four outside and unrelated directors: Dr. Henry Simon, Hubert T. Lacroix, Kirk K. Mandy and Kent H.E. Plumley and one inside and related director: Patrick J. Brockett. In view of the contribution to the Corporation of the President and Chief Executive Officer, Patrick J. Brockett, the Board of Directors considered the participation of Mr. Brockett on the Nominating Committee to be essential and concluded that he should serve on such Committee.

Executive Committee

      The mandate of the Executive Committee is to supervise, control and manage the business and affairs of the Corporation when the Board is not in session in order to execute in a timely fashion corporate plans and programs. The Executive Committee is presently composed of four outside and unrelated directors who are current members of the Board of Directors: Hubert T. Lacroix, Kirk K. Mandy, Dr. Henry Simon, and Peter van Cuylenburg and one inside and related director: Jean-Jacques Carrier. In view of the contribution to the Corporation and the focus on financial performance provided by the Senior Vice President of Finance and Chief Financial Officer, Jean-Jacques Carrier, the Board of Directors considered the participation of Mr. Carrier to be appropriate.

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

Decisions Requiring Prior Approval by the Board of Directors

      The Board of Directors has delegated to the President and Chief Executive Officer and senior management the responsibility for the day-to-day management of the business of the Corporation, subject to compliance with the plans approved from time to time by the Board of Directors. In addition to those matters, which must by law or by the articles of the Corporation be approved by the Board of Directors, the Board of Directors has specified limits to management's responsibility as recommended in the Governance Guidelines, and retains responsibility for significant changes in the Corporation's affairs, such as approval of major capital expenditures, debt and equity financing arrangements and significant acquisitions and divestitures.

Other

      The Board of Directors considers that orienting and educating new directors is an important element of ensuring responsible corporate governance and the Governance Guidelines recommend that a corporation should provide such an orientation and education program for new directors. Therefore, in addition to having extensive discussions with the Chairman of the Board of Directors and the President and Chief Executive Officer with respect to the business and operations of the Corporation, a new director receives a record of public and other information concerning the Corporation and prior minutes of recent meetings of the Board of Directors and applicable committees. The details of the orientation of each new director will be tailored to that director's individual needs and areas of interest. By ensuring that Board members are properly informed of the business of the Corporation, the Board considers that it complies with the Governance Guidelines.

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

Executive Officers

      The names, ages and positions with the Company of the executive officers of the Company, other than Mssrs. Brockett, Carrier, and McIntyre who are listed in the table of directors, are as follows:

      Name                    Age     Positions
      ----                    ---     ---------
      Mark E. Levi            64      Vice President, Corporate Marketing
      Shirley J. Mears        46      Vice President, Treasurer
      Timothy R. Saunders     40      Vice President and Corporate Controller

      Mr. Levi was appointed Vice President, Corporate Marketing on May 7, 2001. From April 1990 until his appointment, Mr. Levi served as Vice President, Analog Marketing at National Semiconductor Corporation.

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

Item 11. Executive Compensation

      The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 2001 was $15,505,395. This amount includes salary, bonuses, severance payments, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

      The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 2001 for the provision of pension, retirement and similar benefits to the directors and executive officers the Company as a group was $359,891, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $45,049 for the above executive officers.

Summary Compensation Table

      The following table sets forth compensation information for the three fiscal years ended March 30, 2001, March 31, 2000 and March 26, 1999, respectively, for the Chief Executive Officer, the four other most highly compensated executive officers of the Corporation who were serving as executive officers of the Corporation on March 30, 2001 and two other executive officers who would have been included in the four most highly compensated executive officers of the Corporation, but for the fact that they were no longer serving as executive officers of the Corporation on March 30, 2001 (collectively, the "Named Executive Officers").

-----------------------------------------------------------------------------------------------------------
                                                   Annual Compensation           Long-Term

                                        --------------------------------------
                                                                               Compensation
                                                                                  Awards
                                                       Bonus         Other      Securities
           Name and                                   (Annual       Annual         Under       All Other
          Principal             Fiscal               Incentive      Compen-       Options       Compen-
           Position              Year     Salary      Awards)      sation(1)      Granted      sation(2)
                                           ($)          ($)           ($)           (#)           ($)
------------------------------------------------------------------------------------------------------------

Kirk K. Mandy(3)                 2001    598,514     1,082,901        --          150,000      5,444,861
President and Chief              2000    519,208      795,000         --          245,000        81,142
Executive Officer                1999    434,089      100,000         --            --           66,319

Paul Butcher(4)                  2001    311,815      302,076                       --          816,260
Senior Vice President            2000    259,229      275,000         --          134,100        25,453
and General Manager, Mitel       1999    267,285       58,729         --            --           95,515
Communications Systems

Jean-Jacques Carrier             2001    284,152      300,000         --          50,000       1,447,123
Senior Vice President of         2000    281,025      275,000         --          110,000        44,150
Finance and Chief Financial      1999    266,836       40,000         --            --           42,668
Officer

Donald G. McIntyre               2001    257,235      300,000         --          50,000       1,341,701
Senior Vice President of         2000    230,187      275,000         --          110,000        38,869
Human Resources, General         1999    211,139       40,000         --            --           36,934
Counsel and Secretary

Moris Simson(5)                  2001    253,362         --           --            --          947,943
Senior Vice President            2000    259,352      275,000         --          100,000        38,026
Corporate Strategy &             1999       --           --           --            --             --
Development

Shirley J. Mears                 2001    174,866      150,000         --          10,000        284,668
Vice President, Treasurer        2000    167,428       66,375         --          22,400         26,505
                                 1999    155,461       8,000          --                         25,279

Francois Cordeau(6)              2001    289,509         --                       50,000       1,091,794
Senior Vice President and        2000    255,435      275,000       143,729       120,000       440,517
General Manager,                 1999    242,791       40,000       248,372         --           36,971
Semiconductor Division
----------------------------------------------------------------------------------------------=============

----------
(1) The value of benefits not exceeding the lesser of $50,000 and 10% of the sum of salary and bonuses has been omitted for each of the Named Executive Officers.

(2) "All Other Compensation" includes contributions made and accrued by the Corporation to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $46,239 for the Named Executive Officers. It also includes amounts for the exercise of stock options based on the excess of the market price of the common shares on the date of exercise over the exercise price thereof and severance payments for Messrs. Mandy and Simson.

(3) The employment of Kirk K. Mandy with the Corporation terminated effective April 6, 2001. See "Other Compensation - Executive Termination Agreements". (4) The employment of Paul Butcher with the Corporation terminated effective February 16, 2001. See "Other Compensation - Executive Termination Agreements".

(5)   The employment of Moris Simson with the Corporation  terminated  effective
      January  15,  2001.  See  "Other  Compensation  -  Executive   Termination
      Agreements".

(6) The employment of Francois Cordeau with the Corporation terminated effective April 27, 2001. See "Other Compensation - Executive Termination Agreements".

Employee Share Ownership Plan

      The Employee Share Ownership Plan was approved by the Board of Directors in May 1997. The purpose of this plan is to enable employees to invest in equity shares of the Corporation through employee savings. Employees make contributions by means of payroll deductions and common shares of the Corporation are purchased twice per month by Computershare Trust Company of Canada who assumed the administration role for Montreal Trust Company of Canada (the trustee appointed to administer the plan) through normal market facilities. The Corporation pays all brokerage commissions, transfer taxes, and other charges and expenses of the purchase and sale of the common shares except for sales of fewer than 100 shares, in which case the employee is responsible for such costs.

      During April 2001, the Corporation implemented a matching contribution in connection with the Employee Share Ownership Plan which provides for a contribution by the Corporation equal to 15% of each employee's contribution under the Plan, subject to a maximum of $500 per employee per year. A total contribution by the Corporation of approximately $200,000 is estimated under this plan for the next year.

1991 Stock Option Plan for Key Employees and Non-Employee Directors

      The 1991 Stock Option Plan for Key Employees and Non-Employee Directors (the "Option Plan") provides for the granting of non-transferable options to purchase common shares to certain key employees and non-employee directors of the Corporation and its subsidiaries as determined from time to time by the Compensation and Human Resources Development Committee (the "Compensation Committee") administering the Option Plan. The Option Plan was approved by the Shareholders at the 1991 Annual and Special Meeting of Shareholders and certain amendments were approved by the Shareholders at the 1993, 1995 and 1998 Annual and Special Meetings of Shareholders. Further amendments were made to the Option Plan by the directors on May 9, 2001 (see "Amendments to the 1991 Stock Option Plan for Key Employees and Non-Employee Directors").

      All options granted under the Option Plan must be exercised within a maximum of ten years following the date of grant or within such other shorter time or times as may be determined by the Compensation Committee at the time of grant. Since 1998, all option grants have had a six-year term. Under the terms of the Option Plan, up to twenty-five percent of the common shares in respect of each option may be purchased after one year from the date of grant, up to fifty percent after two years from the date of grant, up to seventy-five percent after three years from the date of grant and up to one hundred percent after four years from the date of grant or at such other time or times as may be determined by the Compensation Committee at the time of grant.

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

      The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 30 days following the date the employee's employment is terminated; provided, however, that the Board of Directors of the Corporation may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated, for up to a maximum of three years following the date of termination of the employee's employment (but in no event after the expiration date of such option). In the event the employee's employment has been terminated for cause, the employee's options may be exercised only during the next business day following the date of personal delivery of a written notice by the Corporation to the employee confirming such termination.

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

      On January 11, 2000, the Board of Directors of the Corporation decided that all unvested stock options held by each director, the President and Chief Executive Officer, the then five Senior Vice Presidents and any other executives of the Corporation as may be designated by the Board of Directors from time to time will be accelerated and become fully vested and immediately exercisable in the event of (i) the making by any person of a take-over bid (as defined in the Securities Act (Ontario)) for the common shares of the Corporation, or (ii) a change of control (whether in fact or in law and as more fully defined in such Board resolution) of the Corporation.

      In connection with the sale by the Corporation of its worldwide communications systems business on February 16, 2001 and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing (February 16, 2001), all employees of the former systems business who held options to purchase common shares of the Corporation which were vested as at February 16, 2001 were provided with a period until August 14, 2002 to exercise such options if they remained employed with the buyer until at least February 15, 2002. In addition, of the remaining unvested options held by such employees as at February 16, 2001, 50% were accelerated to vest on February 15, 2002 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of February 16, 2001. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 14, 2002 expire on that date.

      In addition, on March 5, 2001, the Corporation offered certain of its semiconductor employees (other than directors and senior executive officers of the Corporation) an opportunity to exchange options granted to such employees after November 1, 1999 at prices which varied up to $35.60 for new options exercisable at a lower price of $14.06, which was the market price (as defined in the Option Plan) of the common shares on February 21, 2001, as approved by The Toronto Stock Exchange. The vesting period for any new option granted to any employees who chose to exchange their former options in this manner restarted as of February 21, 2001 and the optionholders thereby forfeited any vesting which had already accrued as at such date with respect to the former options. This one-time offer was made to employees in recognition of the fact that, due to recent market conditions, certain recently awarded options no longer were providing the appropriate level of incentive to such employees.

      Under the terms of the Option Plan, the maximum number of common shares as to which options may be granted is 16,000,000 (representing approximately 12.7% of the common shares outstanding as of May 30, 2001). As of May 30, 2001, the closing price of the common shares of the Company on The Toronto Stock Exchange was $13.65 and therefore the total market value as of such date of the 10,504,267 common shares (excluding 4,613,496 common shares as to which options have been previously exercised) that are or may be subject to options pursuant to the Option Plan was $143,383,245.

      During Fiscal 2001, the Company granted options to purchase up to 6,098,025 common shares to 965 employees and nine non-employee directors of the Company at an average exercise price of $17.69 per share, of which options for 300,000 common shares were granted to four executive officers at an average exercise price of $17.94 per share. During Fiscal 2001, seven executive officers of the Company exercised options to purchase 338,500 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $7,032,462.48 as of such date.

      As at May 30, 2001, there were outstanding under the Option Plan options for an aggregate of 10,504,267 common shares at prices ranging from $1.10 to $37.35 per share and expiring at various dates through 2007. Of such options, options for an aggregate of 1,744,800 common shares were held by seven executive officers, three of whom are directors of the Company.

Stock Option Grants in Last Fiscal Year

      The following table sets forth the details regarding options granted to the Named Executive Officers under the Option Plan during Fiscal 2001.

                        Option Grants During Fiscal 2001

--------------------------------------------------------------------------------------------------------
                                                                         Market Value
                                           % of Total                     of Securities
                           Securities       Options                        Underlying
                             Under         Granted to       Exercise      Options/SARS
                            Options        Employees           or          on the Date
                            Granted        in Fiscal      Base Price(1)     of Grant         Expiration
          Name                (#)             2001        ($/Security)    ($/Security)          Date
--------------------------------------------------------------------------------------------------------

Kirk K. Mandy                50,000           (2)             37.35           38.90         May 4, 2006
                            100,000           1.70            14.06           13.75      February 21, 2007

Paul Butcher                  Nil

Jean-Jacques Carrier         50,000           (2)             14.06           13.75      February 21, 2007

Donald G. McIntyre           50,000           (2)             14.06           13.75      February 21, 2007

Moris Simson                  Nil

Shirley J. Mears              Nil

Francois Cordeau             50,000           (2)             14.06           13.75      February 21, 2007
----------------------------------------------------------------------------------------------------------

(1) Exercise price is determined by the five day averaging formula as defined in the Option Plan and market value is the market price on The Toronto Stock Exchange on the date of grant.

(2)   The percentage of total options granted was less than 1%.

Year End Option Values Table

      The following table summarizes, for each of the Named Executive Officers, the aggregated options exercised during Fiscal 2001 and option values at March 30, 2001.

                 Aggregated Options Exercised During Fiscal 2001
                        and Fiscal Year-End Option Values

=======================================================================================================
                        Securities    Aggregate                                  Value of Unexercised
                         Acquired       Value      Unexercised Options at        In-the-Money Options
         Name          On Exercise    Realized          March 30, 2001             at March 30, 2001
                           (#)           ($)                 (#)                          ($)
                                                 --------------------------   -------------------------
                                                 Exercisable  Unexercisable   Exercisable Unexercisable
=======================================================================================================

Kirk K. Mandy             91,250      2,061,637     433,750       150,000       871,550             --

Paul Butcher              30,250        773,560      51,025       121,575       114,486        265,158

Jean-Jacques Carrier      70,000      1,400,250     125,000       145,000       376,350        254,100

Donald G. McIntyre        57,000      1,296,440      86,250       143,750       209,600        236,800

Moris Simson              50,000        550,225       6,250            --            --             --

Shirley J. Mears          10,000        228,750      36,975        19,925       127,869         45,012

Francois Cordeau          30,000        721,600      55,000       163,750        43,713        326,538
=======================================================================================================

OTHER COMPENSATION

Employment Agreement of the President and CEO

      On March 20, 2001, the Corporation entered into an employment agreement with Mr. Patrick J. Brockett with respect to his employment as President and Chief Executive Officer.

      Pursuant to the agreement, Mr. Brockett is entitled to receive an annual base salary in the amount of $775,000, plus an annual bonus, conditional upon the successful achievement by Mr. Brockett of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual bonus will be equal to 30% of the annual base salary, (ii) if the objectives are achieved in full, the annual bonus will be equal to 60% of the annual base salary, and (iii) if all objectives are exceeded by at least 25%, the annual bonus will be equal to 120% of the annual base salary. The bonus objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Corporation within 45 days following the commencement of each fiscal year.

      Mr. Brockett is also entitled to customary benefits and options to purchase one million common shares priced as follows: (i) 25% of such options are priced at the market price (as defined in the Option Plan) in effect on April 9, 2001 (being the start date by Mr. Brockett of his employment with the Corporation) (the "Initial Market Price"), (ii) 25% of such options are priced at 120% of the Initial Market Price, (iii) 25% of such options are priced at 144% of the Initial Market Price, and (iv) the remaining 25% of such options are priced at 173% of the Initial Market Price. The options provide for staggered equal vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

      Mr. Brockett's employment agreement provides further that, in the event that the Corporation terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to two times his annual base salary and average earned annual bonus over the previous three fiscal years (or such shorter period during which Mr. Brockett will then have been employed by the Corporation), (ii) a payment of two years' regular annual contributions to the Executive Pension Plan (or a contribution equal to 30% of the then current base salary, to the extent Mr. Brockett is not then participating in the Executive Pension Plan) and (iii) continuous group life and health benefits coverage during such two-year period. In addition, Mr. Brockett will have a period of six months following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

Executive Termination Agreements

      In addition to the termination package provided to the Corporation's President and CEO, Patrick J. Brockett, under the terms of his employment agreement described above, the Corporation has entered into executive termination arrangements with five senior executives (the "Executives"), including two of the Named Executive Officers, to provide for certain entitlements in the event of the involuntary termination of the Executives' employment with the Corporation in any circumstances considered to constitute a "termination without good legal cause", as such term is interpreted by the Courts of the Province of Ontario from time to time.

      The agreements generally provide that, in the event of such an involuntary termination of employment without good legal cause, the Executive would receive as compensation: (i) for three Executives - two times the Executive's annual base salary and annual target bonus, and (ii) for two Executives - one and one half times the Executive's annual base salary and average annual bonus, based on the actual bonus payments made to such Executive for the previous two fiscal years.

      In addition to such compensation, the agreements provide for continued contributions to the Executive Pension Plan and continuous group life and health benefits coverage during the two or one and one half year period, as applicable. In all cases, the Executives have a period of six months following the date of termination to exercise all stock options that are vested up to the end of the exercise period.

      These agreements replace the former VP Termination Policy of the Corporation as well as all previous compensation arrangements entered into with the Executives and were developed under the direction of the Compensation Committee in consultation with outside compensation and independent legal advisors in order to reflect current North American competitive market practices.

      In accordance with the terms of the executive termination agreement entered into with Mr. Kirk K. Mandy on January 12, 2000, the Corporation made a lump sum payment of $3 million to Mr. Mandy on April 12, 2001 in connection with the termination of Mr. Mandy's employment as President and Chief Executive Officer of the Corporation. In addition to this lump sum, Mr. Mandy will receive certain payments on account of the Executive Pension Plan and on account of group benefits, as provided for under his executive termination agreement. Finally, all unvested options to purchase common shares (other than the two most recent grants of 50,000 and 100,000 options, respectively) held by Mr. Mandy were accelerated as of April 12, 2001 and are exercisable for a two-year period following the date of his termination. The remaining options held by Mr. Mandy will continue as director options and will vest in accordance with the terms of the Option Plan as long as Mr. Mandy remains a director of the Corporation.

      Pursuant to negotiations with the buyer of the systems business, all of the unvested options to purchase common shares held by Mr. Paul Butcher as of February 16, 2001 were accelerated following the sale by the Corporation of its systems business, provided that Mr. Butcher remains in the employ of the buyer at least until February 15, 2002, and such options are exercisable only from February 15, 2002 to August 14, 2002.

      Pursuant to the termination and severance agreement entered into on December 18, 2000 with Mr. Moris Simson in connection with his departure from the Corporation to start up Optenia, Inc., the Corporation made a lump sum payment to Mr. Simson in the amount of $310,000 (representing one year's salary) plus $155,000 (representing his annual target bonus), in addition to a one-year contribution to the Executive Pension Plan. Furthermore, 50% of each grant of unvested options to purchase common shares held by Mr. Simson were accelerated and remain exercisable for a two-year period following the termination of his employment with the Corporation (unless Mr. Simson voluntarily resigns from Optenia, Inc. prior to such time, in which case the exercise period is reduced to six months following his departure from Optenia, Inc.). The Corporation has a 43% equity interest in Optenia, Inc.

      Pursuant to the executive termination agreement entered into with Mr. Francois Cordeau on January 12, 2000, the Corporation undertook, further to Mr. Cordeau's departure from the Corporation on April 27, 2001, to continue payment of Mr. Cordeau's base salary for a period of six months commencing on April 30, 2001 and ending on October 26, 2001. A lump sum payment of $483,115.38
(representing 18 months' base salary) will be made to Mr. Cordeau by the Corporation on November 9, 2001. In addition, the Corporation paid a target bonus to Mr. Cordeau on May 11, 2001 in the amount of $318,000 (representing two years of annual target bonus). Furthermore, Mr. Cordeau will receive regular monthly installments from May to October 2001 totaling $23,850, a lump sum payment of $23,850 on November 9, 2001 and a further lump sum payment of $47,700 on April 27, 2002, for a total amount representing a two-year contribution on account of the Executive Pension Plan. Finally, all of Mr. Cordeau's unvested options were accelerated and remain exercisable for one year following the October 26, 2001 effective termination date.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

      During the fiscal year ended March 30, 2001, each director who was not a salaried officer of the Corporation or its subsidiaries received an annual stipend of $10,000 and a director's fee of $2,000 for each meeting of the Board of Directors or any Committee thereof attended in person and for each day spent on the affairs of the Corporation or $1,250 for each telephone meeting of the Board of Directors and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $6,000. The Corporation also pays the Chairman of the Board of Directors, when such person is not an employee of the Corporation, an annual stipend of $100,000 (inclusive of Board and Committee meeting fees) and a per diem of $2,500 for attendance on Corporation business to an annual maximum of $50,000.

      The following table summarizes the aggregate number of unexercised options held by non-employee directors at May 30, 2001.

                 Option Information For Non-Employee Directors

    |==============================|====================================|
    |                              |   exercised Options at May 30, 2001|
    |            Date of Grant     |      Exercisable / Unexercisable   |
    |------------------------------|------------------------------------|
    | January 26, 1993             |           50,000 / --              |
    |------------------------------|------------------------------------|
    | May 12, 1994                 |           48,000 / --              |
    |------------------------------|------------------------------------|
    | May 17, 1995                 |           60,000 / --              |
    |------------------------------|------------------------------------|
    | March 15, 1996               |           20,000 / --              |
    |------------------------------|------------------------------------|
    | May 16, 1996                 |          104,500 / --              |
    |------------------------------|------------------------------------|
    | July 24, 1996                |           20,000 / --              |
    |------------------------------|------------------------------------|
    | May 22, 1997                 |          153,500 / --              |
    |------------------------------|------------------------------------|
    | March 12, 1998               |          120,000 / 37,500          |
    |------------------------------|------------------------------------|
    | July 17, 1998                |          100,000 / --              |
    |------------------------------|------------------------------------|
    | July 23, 1998                |           12,500 / 12,500          |
    |------------------------------|------------------------------------|
    | May 20, 1999                 |          168,750 / 70,000          |
    |------------------------------|------------------------------------|
    | August 27, 1999              |            5,000 / 15,000          |
    |------------------------------|------------------------------------|
    | January 12, 2000             |          140,000 / 120,000         |
    |------------------------------|------------------------------------|
    | May 4, 2000                  |           12,500 / 37,500          |
    |------------------------------|------------------------------------|
    | August 22, 2000              |               -- / 20,000          |
    |------------------------------|------------------------------------|
    | February 21, 2001            |              -- / 280,000          |
    |==============================|====================================|

DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

      As at May 30, 2001, the Corporation had in force Directors' and Officers' Liability Insurance policies in the amount of U.S. $30,000,000 for the benefit of the directors and officers of the Corporation and its subsidiaries. The total amount of the premiums paid by the Corporation for the policies in effect for the fiscal year ended March 30, 2001 was Cdn. $283,720. No portion of these premiums was paid by the directors and officers of the Corporation. The policies do not provide for a deductible for any loss in connection with a claim against a director or an officer. For claims brought against the Corporation relating to violations of United States securities laws governed by the United States
Securities and Exchange Commission ("SEC"), a deductible applies of U.S. $500,000. For other claims brought against the Corporation in Canada, a deductible applies of Cdn. $100,000. For claims brought against the Corporation in the United States (excluding SEC violations) and the rest of the world, a deductible applies of U.S. $250,000.

INDEBTEDNESS OF OFFICERS, DIRECTORS AND EMPLOYEES

      As at May 30, 2001, no officer, director, employee, or former officer, director or employee of the Corporation or its subsidiaries was indebted to the Corporation in connection with the purchase of securities of the Corporation.

      As at May 30, 2001, the aggregate amount of indebtedness of the Corporation incurred, other than in connection with the purchase of securities of the Corporation and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Corporation or its subsidiaries, amounted to $40,262.01.

REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee is comprised of three current members of the Board of Directors: Peter van Cuylenburg, the Chairman of the Committee, Donald
W. Paterson and Jonathan Wener.

      It is the responsibility of the Compensation Committee to recommend to the Board of Directors compensation policies and levels, compensation plans, stock option/purchase plans and benefit plans. The Compensation Committee is also responsible for developing and reviewing succession plans that sustain the long-term viability of the Corporation.

General Principles of Executive Compensation

      Compensation  of  executive   officers,   including  the  Named  Executive
Officers, is determined by the Board of Directors upon recommendations made by the Compensation Committee.

      The Corporation's executive compensation programs are designed to attract and retain competent individuals who can ensure the current and long-term success of the Corporation. Each component of the Corporation's executive compensation program is designed to be competitive with leading Canadian and U.S. high technology companies of similar size.

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

Base Salary

      Base salary recommendations are determined based on market data for positions of similar responsibilities and complexity in the comparator group, internal equity comparisons and the individual's ability and experience. The Corporation's base salaries are competitive with those of the comparator group.

Annual Incentive Compensation Arrangements

      The Corporation's annual incentive plans are intended to incent individuals to focus on achievement of current year Operating Income targets and key strategic performance objectives within each of the business units. Individual target awards and performance weightings within the plans are dependent on the individual's ability to influence results. Operating Income targets are set by the Board of Directors at the commencement of the fiscal year and awards for business unit and individual performance are payable if the corporate Operating Income is at least 85% of target performance. Payments may be made for performance below this threshold at the Board of Directors' discretion.

Long-Term Incentive

      Options  to  purchase  common  shares are  granted to the Named  Executive
Officers and other key employees to sustain commitment to long-term profitability and maximize shareholder value over the long term. Under the terms and conditions of the Option Plan, participants are granted options which are exercisable for periods of time determined by the Compensation Committee to a maximum of ten years following the date of grant at an exercise price equal to the average market price of the Corporation's common shares on The Toronto Stock Exchange during the five trading day period immediately preceding the date of grant. See "Executive Compensation - 1991 Stock Option Plan for Key Employees and Non-Employee Directors".

Compensation of the President and Chief Executive Officer

      In April 2001, Patrick J. Brockett was appointed President and Chief Executive Officer of the Corporation. Mr. Brockett's compensation was approved by the Compensation Committee and the Board of Directors.

      The base salary and long-term incentive components of Mr. Brockett's compensation are determined in accordance with the policies applying to all executive officers of the Corporation. Mr. Brockett's current base salary is $775,000.

      Mr. Brockett's annual discretionary bonus is determined, at each fiscal year end, based on the Compensation Committee's assessment of Mr. Brockett's performance, particularly in improving the Corporation's long-term profitability and financial condition. See "Other Compensation - Employment Agreement of the President and CEO".

      The Compensation Committee of the Board of Directors, whose names are set out below, has approved the issue of this Report on Executive Compensation and its inclusion in this Circular.

Mr. Donald W. Paterson

Mr. Peter van Cuylenburg

Mr. Jonathan I. Wener

Performance Graph

      The following graph compares the cumulative total Shareholder return on $100 invested in common shares of the Corporation with the cumulative total return of The Toronto Stock Exchange 300 Stock Index for the five most recently completed fiscal years, assuming reinvestment of all dividends.


                                [Graph omitted}


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as at May 30, 2001 with respect to (1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, each of the Named Executive Officers and all executive officers and directors as a group.

                                                             Class of Shares     Amount Beneficially     Percent of
            Name and Address                                                            Owned             Class(1)

            Andre Borrel                                     Common                    28,750                (6)
                     Chemin du bois de Seyme, 1
                     1253 Vandoeuvres - GE - Suisse
            *Patrick J. Brockett                             Common                      --                  (6)
            *Paul Butcher                                    common                    53,525                (6)
            *Jean-Jacques Carrier                            common                    177,500               (6)
            *Francois Cordeau                                common                    218,750               (6)
            Anthony L. Craig                                 common                    37,200                (6)
                     33 Whitehall Street, 19th Floor
                     New York, NY 10004

            Hubert T. Lacroix                                common                    126,278               (6)
                     1 Place Ville Marie, Suite 3333
                     Montreal, Quebec H3B 3N2

            Mark Levi                                        Common                      --                  (6)
            Kirk K.  Mandy                                   common                    449,250               (6)
                     400 March Road
                     Kanata, ON  K2K 3H4

            *Donald G. McIntyre                              common                    107,500               (6)
            *Shirley Mears                                   common                    40,075                (6)
            Donald W. Paterson                               common                    49,250                (6)
                     141 Adelaide St. West, Suite 1200
                     Toronto, Ontario M5H 3L9

            Kent H. E. Plumley                               Common                      --                  (6)
                     1500 - 50 O'Connor Street
                     Ottawa, ON  K1P 6L2

            *Tim Saunders                                    common                    34,900                (6)
            Dr. Henry Simon                                  common                    218,750               (6)
                     1 Telegraph Hill
                     London, England NW3 7NU

            *Moris Simson                                    common                     6,250                (6)
            Dr. Semir D. Sirazi                              common                    10,000                (6)
                     500 Elmwood Ave
                      Wilmette, Illinois 60091

            Peter van Cuylenburg                             common                    73,750                (6)
                     720 Bair Island Road
                     Redwood City, CA  94063

            Jonathan I. Wener                                common                    269,230               (6)
                     2000 Peel Street, Suite 900
                     Montreal, Quebec H3A 2W5

            19  directors  and  executive   officers  as  a  common                   1,900,958
            group(3,5)                                       R&D Preferred               nil

----------
* These officers are located c/o Mitel Corporation, 400 March Road, Ottawa, Ontario, Canada K2K 3H4.

The persons named hold the sole investment and voting power except as set forth below:

(1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.

(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Borrel - 28,750; Mr. Brockett - nil; Mr. Butcher - 51,025; Mr. Carrier - 147,500; Mr. Cordeau - 218,750; Mr. Craig - 35,750;
      Mr. Lacroix - 117,750; Mr. Levi - nil; Mr. Mandy - 446,250; Mr. McIntyre - 107,500; Ms. Mears - 40,075; Mr. Paterson - 47,250; Mr. Plumley - nil; Mr. Saunders - 34,900; Dr. Simon - 93,750; Mr. Simson - 6,250; Dr. Sirazi - 10,000; Mr. van Cuylenburg - 73,750 and Mr. Wener - 167,750.

(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 51,250; Mr. Craig - 51,250; Mr. Lacroix - 51,250; Mr. Mandy - 137,500; Mr. Paterson - 51,250;
      Mr. Plumley - 40,000; Dr. Simon - 51,250; Dr. Sirazi - 50,000; Mr. van Cuylenburg - 51,250, and Mr. Wener - 51,250.

(4) The holdings of Mr. Wener are held by and registered in the name of MOI-MEME Holdings Inc. Mr. Wener is the sole shareholder of MOI-MEME Holdings Inc.

(5)   Represents less than 1% of the class.

      Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

      Item 13. Certain Relationships and Related Transactions

      During the fiscal year ended March 30, 2001 the Company engaged as construction manager of the building of its Phase V, Canderel Holdings Ltd. of which Jonathan Wener, a member of the Board of Directors, is Chairman. Project construction costs are estimated at approximately $15.5 million, of which Canderel will receive a fee of 5.5% of the project costs, plus all reasonable disbursements incurred in connection with the project. Management considers the services performed to be very professional and at a competitive cost in the marketplace.

                                     PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      a) The following financial statements and supplementary data are filed as part of this report under

Item 8:

      1. Consolidated Financial Statements.                                                    Page Number
                                                                                           (within the 10-K)
      Auditor's Report to the Shareholders                                                         33

      Consolidated Balance Sheets at March 30, 2001, March 31, 2000, and March 26, 1999            34

      Consolidated Statements of Income and Retained Earnings for the fiscal years ended
      March 30, 2001, March 31, 2000, and March 26, 1999                                           36

      Consolidated Statements of Cash Flows for the fiscal years ended
      March 30, 2001, March 31, 2000, and March 26, 1999                                           37

      Notes to the Consolidated Financial Statements                                               38

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

      3. Exhibits

         Exhibit             Description
         Number

      2.1 Acquisition Agreement by and among Mitel Corporation, 3755461 Canada Inc. and Dr. Terence H. Matthews, dated as of January 2, 2001 (the "Acquisition Agreement")(incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 2, 2001). The following exhibits to the Acquisition Agreement were omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Commission upon request.

      Omitted exhibits:

      Schedule 1.1(nn)           Financial Statements Schedule
      Schedule 1.1(nnn)          Permitted Encumbrances
      Schedule 2.2               Purchase Price Allocation Schedule
      Schedule 2.3               Audit Report Schedule
      Schedule 3.4               Authorized and Issued Capital - Vendor Group
      Schedule 3.6               Loan Agreement Particulars
      Schedule 3.7               Vendor Group Subsidiaries
      Schedule 3.8               Violations
      Schedule 3.9               Locations
      Schedule 3.11              Real and Leased Property
      Schedule 3.13              Real Property Leases
      Schedule 3.16(a)-(g)       Business Intellectual Property
      Schedule 3.19              Material Contracts
      Schedule 3.20              Licenses and Permits
      Schedule 3.21              Consents
      Schedule 3.25              Tax Matters
      Schedule 3.26              Legal and Regulatory Proceedings
      Schedule 3.28              Environmental Matters
      Schedule 3.29              Employee Plans Excluding United States
      Schedule 3.30              Employee Benefit Plans - United States
      Schedule 3.31              Collective Agreements
      Schedule 3.32              Employees and Contractors
      Schedule 3.34              Customers and Suppliers
      Schedule 3.35              Product Warranties
      Schedule 3.36              Grants
      Schedule 6.1(a)            Restructuring
      Schedule 6.2(a)            Current Corporate Structure
      Schedule 6.2(b)            Reorganization
      Schedule 6.2(d)(i)         Lease Agreement
      Schedule 6.2(d)(ii)        Phase V Lease
      Schedule 6.2(e)            License Agreement
      Schedule 6.3(a)            Transition Plan Agreement
      Schedule 6.11              Non-Competition Agreement
      Schedule 6.22              Employees
      Schedule 6.23              Tangible Personal Property
      Schedule 7.1(i)            Form of Opinion of Vendor's Counsel (Canada, UK
                                   and US)

      Schedule 7.1(m)            Supply Agreement
      Schedule 7.1(n)            Shareholders Agreement
      Schedule 7.1(p)            Form of Release
      Schedule 7.3(f)            Form of Opinion of Purchaser's Counsel


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

      3.8 Certificate and Articles of Amendment of Mitel Corporation dated August 24, 1995 (incorporated by reference to Exhibit 3.8 to Form 10-K for the fiscal year ended March 29, 1996)

      10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Mitel Telecom Limited, Portskewett, Gwent, Wales and Mitel Corporation, Kanata, Ontario, Canada (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 27, 1998)

      10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27, 1998)

      10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company p.l.c. and Mitel Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27, 1998)

      10.4 Agreement and Plan of Reorganization and Merger by and among Mitel Corporation, U.S. Acquisition Corp. and Vertex Networks, Incorporated ("Vertex"), dated as of June 6, 2000 (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Form 10-K for the fiscal year ended March 31, 2000 filed on June 22, 2000). Except for the Escrow Agreement and

            Restricted Stock Agreement listed below as Exhibits 2.2 and 2.3, respectively, the following exhibits to the Merger Agreement were omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Commission upon request.

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


      10.5 Form of Escrow Agreement to be executed and delivered by the Company, the Shareholder Representatives (as defined in the Merger Agreement) and the Escrow Agent named therein (incorporated by reference to Exhibit 2.2 to Form 10-K for the fiscal year ended March 31, 2000 filed on June 22, 2000).

      10.6 Form of Restricted Stock Agreement to be executed and delivered by the Company and certain holders of capital stock of Vertex (incorporated by reference to Exhibit 2.3 to Form 10-K for the fiscal year ended March 31, 2000 filed on June 22, 2000).

      21    Subsidiaries of the Company

      23    Consent of Ernst & Young

      24    Power of Attorney (included on the signature page to this Form 10-K)

      (b) Reports on Form 8-K. The Company filed a Current Report on Form 8-K in the fourth quarter of the fiscal year ended March 30, 2001. The Report was dated February 16, 2001 and related to the sale of its worldwide communications systems business, the name "Mitel" and most of its Ottawa, Canada real estate to a company controlled by Dr. Terence H. Matthews.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MITEL CORPORATION

                                                   By:   /s/ Patrick J. Brockett
                                                         (Patrick J. Brockett)
                                                     ---------------------------
         Dated:    June 28, 2001                         President and Chief
                                                            Executive Officer

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

         Signature                                  Title                                   Date
         ---------                                  -----                                   ----
         /s/ Henry Simon                   Chairman of the Board                          June 28, 2001
    -----------------------------
         (Henry Simon)

         /s/ Kirk K Mandy                  Vice Chairman of the Board                     June 28, 2001
    -----------------------------
         (Kirk K. Mandy)

         /s/ Patrick J. Brockett           President and Chief Executive Officer          June 28, 2001
    -----------------------------
         (Kirk K. Mandy)

         /s/ Andre Borrel                  Director                                       June 28, 2001
    -----------------------------
         (Andre Borrel)

         /s/ Jean-Jacques Carrier          Senior Vice President of Finance and           June 28, 2001
    -----------------------------          Chief Financial Officer
         (Jean-Jacques Carrier)

         /s/ Anthony L. Craig              Director                                       June 28, 2001
    -----------------------------
         (Anthony Craig)

         /s/ Peter van Cuylenburg          Director                                       June 28, 2001
    -----------------------------
         (Peter van Cuylenburg)

         /s/ Hubert T. Lacroix             Director                                       June 28, 2001
    -----------------------------
         (Hubert T. Lacroix)

         /s/ Donald G. McIntyre            Senior Vice President of Human                 June 28, 2001
    -----------------------------          Resources, General Counsel and
         (Donald G. McIntyre)              Secretary


         /s/ Donald W. Paterson            Director                                       June 28, 2001
    -----------------------------
         (Donald W. Paterson)

         /s/ Kent Plumley                  Director                                       June 28, 2001
    -----------------------------
         (Kent Plumley)

         /s/ Semir D. Sirazi               Director                                       June 28, 2001
    -----------------------------
          (Semir D. Sirazi)

         /s/ Jonathan I. Wener             Director                                       June 28, 2001
    -----------------------------
         (Jonathan I. Wener)

                                   SCHEDULE II

                                MITEL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 30, 2001
                        (in millions of Canadian dollars)

                                                         Additions

                                   Balance,
                                   Beginning       Charged to        Charged to                           Balance, End
         Description               of Period         expense       other accounts      Deductions          of Period

         Allowance for doubtful accounts:
         Fiscal 2001                     $ 8.0            $ 3.0                --         $ (10.5)           $ 0.5
         Fiscal 2000                       8.7              2.6                --            (3.3)             8.0
         Fiscal 1999                      10.2              0.2                --            (1.7)             8.7

         Restructuring and other provisions:
         Fiscal 2001                     $  --            $16.8                --         $  (6.3)          $ 10.5
         Fiscal 2000                      32.2               --                --           (32.2)              --
         Fiscal 1999                      59.3             13.7               0.4           (41.2)            32.2

      (1)Amounts charged to other accounts are in respect of acquisition costs and costs to integrate the operations of the acquired companies with Mitel Corporation.

                                    ANNEX "A"
                                GLOSSARY OF TERMS

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

      BluetoothTM: The industry name for a radio system specification that allows very short-range transmission of voice and data between electronic devices, without connecting wires.

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

                       SECURITIES AND EXCHANGE COMMISSION

                                MITEL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE PERIOD ENDING MARCH 30, 2001

                                    EXHIBITS