Form 10-Q
period 2001-06-29
MITEL CORP
filed 2001-08-13
CIK 352435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2001

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8139

                           ZARLINK SEMICONDUCTOR INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         CANADA                               NONE
              ------------------------------           -----------------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)           Identification No.)

                    400 March Road
                 Ottawa, Ontario, Canada                     K2K 3H4
                 -----------------------                   -----------
                  (Address of principal                   (Postal Code)
                    executive offices)

       Registrant's telephone number, including area code: (613) 592-0200

                                Mitel Corporation
                      -----------------------------------------
                     (Former name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  (X)     No  ( )

The number of common shares outstanding as at July 31, 2001 was 126,262,973.

                           ZARLINK SEMICONDUCTOR INC.

                                      INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
            June 29,  2001 and March 30,  2001 .............................   3

            Consolidated Statements of Retained Earnings (Deficit) -
            Three months ended June 29, 2001 and June 30, 2000 .............   4

            Consolidated Statements of Income (Loss) -
            Three months ended June 29, 2001 and June 30, 2000 .............   5

            Consolidated Statements of Cash Flows -
            Three months ended June 29, 2001 and June 30, 2000 .............   6

            Notes to the Consolidated Financial Statements .................   7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................  15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET  RISK .......................................................  23

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................  24

                           Zarlink Semiconductor Inc.
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                            June 29,   March 30,
                                                              2001        2001
                                                            --------   ---------
ASSETS

Current assets:
  Cash and cash equivalents                                $  237.1    $  283.7
  Accounts receivable                                          67.5        85.5
  Inventories (note 4)                                         89.8       133.9
  Investment tax credits recoverable                           11.8        15.8
  Future income tax assets                                      5.5         1.9
  Prepaid expenses and other                                   18.6        23.5
                                                           --------    --------
                                                              430.3       544.3

Long-term receivables (note 5)                                 15.5        15.8
Long-term investments (note 6)                                 27.2        24.8
Fixed assets (note 7)                                         200.1       207.0
Acquired intangible assets (note 8)                            23.0        38.1
Other assets                                                    2.5         5.6
                                                           --------    --------

                                                           $  698.6    $  835.6
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 9)        $  148.5    $  146.5
  Income and other taxes payable                                9.0         7.1
  Future income tax liabilities                                  --         7.3
  Deferred revenue                                              6.0         5.9
  Current portion of long-term debt                             8.3         9.2
                                                           --------    --------
                                                              171.8       176.0
Long-term debt                                                  4.9         7.6
Pension liability                                              16.1        17.2
Future income tax liabilities                                   6.7         7.2
                                                           --------    --------
                                                              199.5       208.0
                                                           --------    --------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                          36.2        36.6
     Common shares                                            635.8       635.2
  Contributed surplus                                           9.2         9.2
  Deficit                                                    (174.6)      (57.7)
  Translation account (note 11)                                (7.5)        4.3
                                                           --------    --------
                                                              499.1       627.6
                                                           --------    --------
                                                           $  698.6    $  835.6
                                                           ========    ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                            Three Months Ended
                                                           June 29,    June 30,
                                                             2001        2000
                                                           --------    --------

Retained earnings (deficit), beginning of period           $  (57.7)   $  262.6

Net income (loss) for the period                             (116.1)       21.5
                                                           --------    --------
                                                             (173.8)      284.1

Dividends on preferred shares (note 12)                        (0.8)       (0.8)
                                                           --------    --------

Retained earnings (deficit), end of period                 $ (174.6)   $  283.3
                                                           ========    ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                June 29,       June 30,
                                                                                  2001           2000
                                                                                ----------     ---------
Revenue                                                                         $   105.0      $   183.8
                                                                                ---------      ---------

Cost of sales:
  Cost of sales other than amortization (note 4)                                     91.4           73.4
  Amortization of manufacturing assets                                                7.4           13.4
                                                                                ---------      ---------
                                                                                     98.8           86.8
                                                                                ---------      ---------
Gross margin                                                                          6.2           97.0
                                                                                ---------      ---------

Expenses:
  Selling and administrative                                                         26.0           29.6
  Research and development (net) (note 13)                                           31.4           24.5
  Special charge (note 14)                                                           53.6             --
  Amortization of acquired intangibles  (note 8)                                     15.8            0.1
                                                                                ---------      ---------
                                                                                    126.8           54.2
                                                                                ---------      ---------
Operating income (loss) from continuing operations                                 (120.6)          42.8
Equity loss from investment in Optenia, Inc.                                         (0.8)            --
Interest income                                                                       3.2            3.0
Interest expense                                                                     (0.3)          (5.3)
Debt issue costs                                                                       --           (0.6)
                                                                                ---------      ---------
Income (loss) from continuing operations before income taxes                       (118.5)          39.9
Income tax recovery (expense)                                                         2.4          (12.4)
                                                                                ---------      ---------
Net income (loss) from continuing operations                                       (116.1)          27.5
                                                                                ---------      ---------
Loss from discontinued operations                                                      --           (6.0)
                                                                                ---------      ---------

Net income (loss) for the period                                                $  (116.1)     $    21.5
                                                                                =========      =========

Net income (loss) attributable to common shareholders
 after preferred share dividends                                                $  (116.9)     $    20.7
                                                                                =========      =========

Net income (loss) per common share from continuing operations (note 10):
      Basic                                                                     $    (0.94)    $     0.23
                                                                                =========      =========
      Diluted                                                                   $    (0.94)    $     0.22
                                                                                =========      =========

Net income (loss) per common share (note 10):
      Basic                                                                     $    (0.94)    $     0.18
                                                                                =========      =========
      Diluted                                                                   $    (0.94)    $     0.17
                                                                                =========      =========

Weighted average number of common shares outstanding (millions):
      Basic                                                                         124.6          114.2
                                                                                =========      =========
      Diluted                                                                       127.6          119.3
                                                                                =========      =========

        (See accompanying notes to the consolidated financial statements)

                                            Zarlink Semiconductor Inc.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (in millions of Canadian dollars)

                                                    (Unaudited)

                                                                                 Three Months Ended
                                                                                June 29,     June 30,
                                                                                  2001         2000
                                                                                --------     --------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss) for the period                                              $ (116.1)    $   21.5
  Amortization of capital and other assets                                          28.7         31.1
  Loss on disposal of capital assets                                                 0.6          2.0
  Loss related to equity investment                                                  0.8           --
  Investment tax credits                                                             4.0           --
  Future income taxes                                                              (11.3)        (2.5)
  Change in pension liability                                                        0.2          0.1
  Decrease (increase) in working capital (note 17)                                  75.0        (51.5)
                                                                                --------     --------

    Total                                                                          (18.1)         0.7
                                                                                --------     --------

Investing activities:
  Change in short-term investments                                                    --        (38.7)
  Expenditures for capital and other assets                                        (21.0)       (26.9)
  Proceeds from disposal of capital assets                                            --          0.6
  Proceeds from sale of prior year discontinued operations - net                     2.0           --
  Increase in long-term investments                                                 (3.1)          --
                                                                                --------     --------

     Total                                                                         (22.1)       (65.0)
                                                                                --------     --------

Financing activities:
  Repayment of long-term debt                                                       (1.4)       (27.1)
  Repayment of capital lease liabilities                                            (2.1)       (12.0)
  Dividends on preferred shares                                                     (0.8)        (0.8)
  Issue of common shares (note 10)                                                   0.6          2.6
  Repurchase of preferred shares (note 10)                                          (0.4)          --
                                                                                --------     --------

     Total                                                                          (4.1)       (37.3)
                                                                                --------     --------

Effect of currency translation on cash                                              (2.3)         0.1
                                                                                --------     --------

Decrease in cash and cash equivalents                                              (46.6)      (101.5)

Cash and cash equivalents, beginning of period                                     283.7        195.5
                                                                                --------     --------

Cash and cash equivalents, end of period                                        $  237.1     $   94.0
                                                                                ========     ========

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 29, 2001 and the results of operations and the changes in financial position for the three month periods ended June 29, 2001 and June 30, 2000, in accordance with Canadian generally accepted accounting principles. (See also Note 16).

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 30, 2001. The Company's fiscal year-end is the last Friday in March.

      Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

2.    Name change

      On May 29, 2001, the Company adopted Zarlink Semiconductor as its operating name. On July 25, 2001, the Company formally changed its name from Mitel Corporation to Zarlink Semiconductor Inc. ("Zarlink") after receiving shareholder approval at its annual general shareholders' meeting on that date.

3.    Change in accounting policy

      Effective March 31, 2001, the beginning of Fiscal 2002, the Company adopted the new recommendations of Section 3500 of the Canadian Institute of Chartered Accountants ("CICA") Handbook "Earnings Per Share" and has applied the provisions retroactively with restatement of earnings per share for all periods presented. The adoption of these recommendations had no impact on the earnings per share in Fiscal 2002.

      The new recommendations, which are essentially aligned with the requirements of the U.S. Financial Accounting Standards Board Statement No. 128 on this subject, require the use of the treasury stock method instead of the imputed earnings method for calculating diluted earnings per share.

4.    Inventories:

                                                    June 29,        March 30,
                                                      2001             2001
                                                    --------        ---------

      Raw materials                                 $   22.8        $   19.7
      Work-in-process                                   46.6            73.0
      Finished goods                                    20.4            41.2
                                                    --------        --------
                                                    $   89.8        $  133.9
                                                    ========        ========

      During the quarter ended June 29, 2001, the Company reviewed its inventory requirements during the next 12 months in light of the current semiconductor industry-wide slow down and higher channel inventories. As a result of this review in the first quarter of Fiscal 2002, the Company recorded an excess inventory charge to cost of sales amounting to $45.0 for inventories estimated to be beyond its needs for the next 12 months.

5.    Long-term receivables

                                                                                           June 29,      March 30,
                                                                                            2001           2001
                                                                                           --------      ---------

      Investment tax credits recoverable                                                   $  7.8         $  7.8
      Promissory  note,  bearing  interest at 8%, payable  annually,  due in June
      2004 (see  below)  and  against  which a first  deed on real  property  was             6.8
      pledged as security                                                                                    7.1
      Other long-term receivables                                                             0.9            0.9
                                                                                           ------         ------
                                                                                           $ 15.5         $ 15.8
                                                                                           ======         ======

      The promissory note was fully repaid in advance on July 12, 2001.

6.    Long-term investments

                                                         June 29,    March 30,
                                                           2001        2000
                                                         -------     ---------
      Investments held at cost:
        Mitel Networks Corporation                       $  17.2     $  17.2

        Other investments                                    3.1          --
                                                         -------     -------
                                                            20.3        17.2

      Equity investment in Optenia, Inc.                     6.9         7.6
                                                         -------     -------
                                                         $  27.2     $  24.8
                                                         =======     =======

7.    Fixed assets

                                                    June 29,       March 30,
                                                      2001           2001
                                                    --------       ---------

      Cost                                          $  579.7       $  586.6
      Accumulated amortization                        (379.6)        (379.6)
                                                    --------       --------
                                                    $  200.1       $  207.0
                                                    ========       ========

8.    Acquired intangible assets

                                                       June 29,     March 30,
                                                         2001         2001
                                                       --------     ---------
      Cost:
        In-process technology                          $    7.6     $    7.6
        Developed technology                               34.8         34.8
        Customer base and work force                         --          3.1
        Goodwill                                             --        233.9
                                                       --------     --------
                                                           42.4        279.4
                                                       --------     --------
      Less accumulated amortization:
        In-process technology                               3.5          2.5
        Developed technology                               15.9         11.6
        Customer base and work force                         --          1.2
        Goodwill                                             --        226.0
                                                       --------     --------
                                                           19.4        241.3
                                                       --------     --------
                                                       $   23.0     $   38.1
                                                       ========     ========

      During the first quarter of Fiscal 2002, the Company determined that the balance of the acquired intangibles associated with the customer base and work force and goodwill amounting to $7.5 was impaired due to the effects of the Fiscal 2002 workforce reduction program (see also Note 14). The write down of $7.5 was included with the regular amortization of acquired intangibles on the income statement. In addition, fully amortized acquired intangible assets of $237.8 were removed from the accounts of the Company at June 29, 2001.

9.    Accounts payable and accrued liabilities

                                                           June 29,  March 30,
                                                             2001       2001
                                                           --------  ---------

      Trade payables                                       $  11.0   $  32.3
      Employee-related payables                               19.2      17.5
      Goods received not invoiced                              5.6      13.7
      Provision for disposal of discontinued operations       19.0      20.2
      Restructuring provisions (note 14)                      41.9      10.5
      Other accrued liabilities                               51.8      52.3
                                                           -------   -------
                                                           $ 148.5   $ 146.5
                                                           =======   =======

10.   Capital stock:

       a)                                        June 29,        March 30,
                                                   2001            2001
                                               -----------     -----------

      Shares outstanding:
        Preferred shares - R&D Series            1,582,000       1,593,900
        Common shares                          126,227,276     126,136,799

      There were 11,900 preferred shares repurchased during the three months ended June 29, 2001.

      On June 7, 2001, the Company announced its intention to continue its normal course issuer bid program for up to 6,308,907 common shares (5 percent of 126,178,148 common shares issued and outstanding at May 28,
      2001) between June 9, 2001 and June 8, 2002. All repurchased shares will be cancelled. In the quarter ended June 29, 2001, no shares were repurchased under the normal course issuer bid.

      b)    A summary of the Company's stock option activity is as follows:

                                                  Three Months Ended
                                              June 29,          June 30,
                                                2001              2000
                                             -----------        ---------
      Outstanding options:
      Balance, beginning of period             9,464,693        9,017,262
      Granted                                  1,382,000          284,500
      Exercised                                  (90,477)        (335,937)
      Forfeited                                 (449,142)        (168,788)
                                              ==========        =========
      Balance, end of period                  10,307,074        8,797,037
                                              ==========        =========

      Available for grant at June 29, 2001 were 1,046,612 (March 30, 2001 - 1,979,470) common shares. The exercise prices on stock options outstanding range from $1.10 to $37.35 per share with exercise periods extending to June 2008.

      c) The net income per common share figures were calculated based on net income after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. Diluted earnings per share is computed in accordance with the treasury stock method and based on the average number of common shares and dilutive common share equivalents. (See also note 3).

11.   The following table summarizes changes in the translation account:

                                                          Three Months Ended
                                                         June 29,   June 30,
                                                           2001       2000
                                                         --------   --------
      Balance, beginning of period                       $  4.3     $  (3.4)
      Increase:
        Movements in exchange rates -
           United Kingdom Pound Sterling                   (5.7)      (17.2)
           United States Dollar                            (3.6)        5.7
           Swedish Krona                                   (1.5)        1.5
           Other currencies                                (1.0)       (0.1)
                                                         ------     -------
      Balance, end of period                             $ (7.5)    $ (13.5)
                                                         ======     =======

12. The Company has not declared or paid any dividends on its common shares. During the first quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.   Research and development

      The research and development expenses from continuing operations were net of $1.2 in R&D government assistance, including ITCs, for the three month period ended June 29, 2001 (three months ended June 30, 2000 - $1.0).

14.   Special charge

      On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $53.6 related to that program in the quarter ended June 29, 2001. The special charge comprises a workforce reduction charge of approximately $41.4 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge includes the cost of lease and contract settlements of approximately $12.2. The Company will employ approximately 2,000 people worldwide after the restructuring is completed in Fiscal 2002. As at June 29, 2001, the balance of the restructuring provision included in accounts payable and accrued liabilities amounted to $41.9 (March 30, 2001 - $10.5).

15.   Information on business segments

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

      The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. Zarlink does not allocate amortization of intangibles, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those described in Note 3 to the consolidated financial statements as at March 30, 2001.

                                                                                                            Unallocated
Three Months Ended June 29, 2001                                           Communications        Medical       Costs         Total
                                                                           --------------        -------    -----------    --------
      Revenue                                                                $  90.6             $  14.4     $     --      $  105.0
      Amortization of buildings and equipment                                   12.8                 0.1           --          12.9
      Amortization of acquired intangibles                                        --                  --         15.8          15.8
      Excess inventory charge to cost of sales                                    --                  --         45.0          45.0
      Special charge                                                              --                  --         53.6          53.6
      Segment's operating income (loss) from continuing
      operations                                                                (9.9)                3.7       (114.4)       (120.6)

                                                                                                            Unallocated
Three Months Ended June 30, 2000                                           Communications        Medical       Costs         Total
                                                                           --------------        -------    -----------    --------

Revenue                                                                       $ 172.2            $ 11.6       $   --         $ 183.8
Amortization of buildings and equipment                                          21.4               0.2           --            21.6
Amortization of acquired intangibles                                               --                --          0.1             0.1
Segment's operating income from continuing
operations                                                                       40.6               2.3         (0.1)           42.8

16.   United States accounting principles

      The consolidated financial statements have been prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP), which, in the case of the Company, conform in all material respects with those in the United States (U.S. GAAP) and with the requirements of the Securities and Exchange Commission (SEC), except as fully described in
      Note 23 to the consolidated financial statements as at March 30, 2001.

      The following table reconciles the net income (loss) as reported on the consolidated statements of income (loss) to the net income (loss) that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                                                               Three Months Ended
                                                                                            June 29,        June 30,
                                                                                              2001            2000
                                                                                           ---------        --------

      Net income (loss) from continuing operations for the period in                       $  (116.1)       $  27.5
      accordance with Canadian GAAP
      Acquirer's redundancy provisions                                                           1.3            0.5
      Amortization of acquired in-process technology                                             0.9             --
      Amortization of goodwill                                                                  12.7             --
      Depreciation of capital assets                                                             2.1             --
      Stock compensation expense                                                                (6.0)            --
      Income tax expense                                                                         1.7             --
      Effect of deferral accounting related to foreign exchange contracts                        9.7            7.6
      Translation of foreign currency denominated debt                                            --           (3.5)
                                                                                           ---------        -------

      U.S. GAAP and SEC requirements:
      Net income (loss) from continuing operations for the period                              (93.7)          32.1
      Loss from discontinued operations                                                           --           (5.5)
                                                                                           ---------        -------
      Net income (loss) for the period                                                         (93.7)          26.6
      Less: dividends on cumulative preferred shares                                            (0.8)          (0.8)
                                                                                           ---------        -------
      Net income (loss) attributable to common shareholders                                $   (94.5)       $  25.8
                                                                                           =========        =======

      Net income (loss) per common share from continuing operations:
         Basic                                                                             $    (0.76)      $   0.27
                                                                                           ==========       ========
         Diluted                                                                           $    (0.76)      $   0.26
                                                                                           ==========       ========

      Net income (loss) per common share:
         Basic                                                                             $    (0.76)      $   0.23
                                                                                           ==========       ========
         Diluted                                                                           $    (0.76)      $   0.22
                                                                                           ==========       ========

      Weighted average shares for basic EPS (millions)                                          124.6          114.2
      Weighted average shares on conversion of stock options (millions)                           1.5            5.1
      Weighted average issued shares subject to restrictions (millions)                           1.5             --
                                                                                           ----------       --------
      Adjusted weighted average shares and share equivalents (millions)                         127.6          119.3
                                                                                           ==========       ========

      The  following   options  were  excluded  in  the   computation  of  share
      equivalents because the options' exercise price exceeded the average market price of the common shares:

      i) Options outstanding for the three months ended June 29, 2001 to purchase 6,177,630 shares of common stock at an average price of $16.19 per share;

      ii) Options outstanding for the three months ended June 30, 2000 to purchase 158,500 shares of common stock at an average price of $35.27 per share.

      U.S. GAAP earnings included foreign exchange gains of $10.7 for the three months ended June 29, 2001 (three months ended June30, 2000 -$3.7).

        The components of comprehensive income (loss) were as follows:

                                                                   Three Months Ended
                                                                 June 29,      June 30,
                                                                   2001          2000
                                                                ---------      --------
       Net income (loss) for the period                         $  (93.7)      $  26.6
       Other comprehensive loss:
         Unrealized net derivative losses on cash flow hedges       (1.8)           --
         Change in foreign currency translation adjustment         (11.8)        (10.1)
                                                                --------         -----

      Comprehensive income (loss) for the period                $ (107.3)      $  16.5
                                                                ========       =======

      Balance sheet items, which vary, in conformity with U.S. GAAP and SEC requirements:

                                                          June 29,    March 30,
                                                            2001         2001
                                                          --------    ---------
      Prepaid expenses and other                          $   15.6    $    12.7
      Future income taxes                                 $    5.5    $     1.2
      Fixed assets                                        $  150.6    $   154.2
      Acquired intangible assets                          $    4.8    $     6.2
      Income and other taxes payable                      $    9.0    $     8.1
      Redeemable preferred shares                         $   33.4    $    33.8
      Shareholders' equity:
        Common shares                                     $ 1,082.9   $ 1,076.8
        Contributed surplus                               $     --    $      --
        Accumulated other comprehensive
          income (loss)                                   $    (9.3)  $     4.3
        Deficit                                           $  (678.5)  $  (584.0)

      Effective April 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No.138,
      "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". The standards require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not considered hedges must be adjusted to their fair value through an adjustment to income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in its fair value will be either offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings.

      The Company's objectives and strategies for holding and issuing derivatives are to manage its foreign exchange exposure by minimizing the economic impact of unfavorable foreign currency movements to the Company's consolidated statements of income (loss). Currently, the Company does not enter into fair value hedges.

      The Company has entered into a number of foreign currency forward contracts and has designated such contracts as hedges against potential foreign currency sales and purchases. Forward contracts used to hedge future revenue and expenditure streams are designated as cash flow hedges, and by fiscal year-end will hedge the foreign currency exposure for the entire fiscal year. The change in fair value of these designated foreign currency forward contracts is recorded as a gain (loss) in the Company's statements of income (loss) when the contracts mature.

      The initial adoption of SFAS 133 did not have a material effect on the financial position or results of operations of the Company. During the quarter, the Company recorded a $1.2 net reduction in the quarter's earnings, representing a loss of $1.4 on hedge ineffectiveness and a gain of $0.2 on the change in the value of the derivative instruments maturing during the quarter. The Company also recorded a charge to other comprehensive income for the quarter of $1.8 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges.

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

17. Net change in non-cash working capital balances related to operating activities:

                                                          Three Months Ended
                                                         June 29,    June 30,
                                                           2001       2000
                                                         --------   ---------
      Accounts receivable                                $  15.5    $  (9.1)
      Inventories                                           39.8      (14.9)
      Accounts payable and accrued liabilities              15.6      (27.2)
      Deferred revenue                                       0.3        0.2
      Other                                                  3.8       (0.5)
                                                         -------    -------
                                                         $  75.0    $ (51.5)
                                                         =======    =======

18.   Comparative figures

      Certain of the Fiscal 2001 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

On May 29, 2001, the Company adopted Zarlink Semiconductor ("Zarlink") as the operating name of Mitel Corporation. The Company formally changed its legal name to Zarlink Semiconductor Inc. after receiving shareholder approval at the Company's annual general shareholders' meeting on July 25, 2001. Zarlink is a global provider of semiconductors for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit ("ASIC") solutions for applications such as pacemakers, hearing aids and portable instruments. The Company presently employs approximately 2,000 people worldwide, including over 500 designers, in its semiconductor business.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three months ended June 29, 2001, compared with the corresponding period in the previous year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 30, 2001.

RECENT SIGNIFICANT EVENTS
-------------------------

Recent Industry Slow Down

Beginning late in the third quarter of Fiscal 2001, the communications semiconductor industry experienced a significant downturn in sales. Management believes that a variety of factors have combined to create market uncertainties that will likely extend through most of the 2002 fiscal year. These factors include a large inventory build-up in the telecommunications and data equipment sectors, a reduced demand for infrastructure equipment from the telephone companies, especially by Competitive Local Exchange Carriers ("CLECs") in the United States, and a slowing of the growth rate of the U.S. and world economies in general.

Special and Excess Inventory Charges Recorded in the First Quarter of
Fiscal 2002

During the quarter ended June 29, 2001, the Company recorded pre-tax special and excess inventory charges to income amounting to $106.1. The associated tax recovery on these charges amounted to $6.5. These charges are described in the paragraphs that follow.

On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $53.6 related to that program in the quarter ended June 29, 2001. The special charge comprises a workforce reduction charge of approximately $41.4 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge includes the cost of lease and contract settlements of approximately $12.2. The Company will employ approximately 2,000 people worldwide after the restructuring is completed in Fiscal 2002.

In the quarter ended June 29, 2001, the Company determined that the balance of the acquired intangibles associated with the customer base and work force and goodwill amounting to $7.5 was impaired. The impairment was due to the effects of the Fiscal 2002 workforce reduction program on the former Vertex Networks, Incorporated ("Vertex") operations that were acquired on July 28, 2000. The write down of $7.5 was included with the regular amortization of acquired intangibles on the income statement. The carrying value of acquired intangible assets was $23.0 as at June 29, 2001. Management believes the carrying value of the acquired intangibles will be recovered from estimated future undiscounted cash flows by directing Vertex's acquired technology to research and development ("R&D") programs focused on the convergence of Internet Protocol ("IP") and time division multiplex ("TDM") switching.

In keeping with Zarlink's drive to concentrate its R&D resources on high-growth opportunities, the R&D team in Irvine, California, which originated from the Vertex acquisition last year, will become a Design Center supporting the Network Access convergence strategy. The Irvine Design Center will focus its expertise in IP switching technology and Quality of Service ("QoS") on speeding the development of products that support IP traffic in converged, multi-format, wide area networks. Management believes that this step strengthens the ability of the Network Access group to compete in the WAN convergence market, where Zarlink already competes in such areas as network timing and synchronization, TDM switching, voice echo cancellation, inverse multiplexing for ATM (IMA), and SARs.

During the quarter ended June 29, 2001, the Company reviewed its inventory requirements during the next 12 months in light of the current semiconductor industry-wide slow down and higher channel inventories. As a result of this review and in the first quarter of Fiscal 2002, the Company recorded an excess inventory charge to cost of sales amounting to $45.0 for inventories estimated to be beyond its needs for the next 12 months.

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

RESULTS OF CONTINUING OPERATIONS
--------------------------------

Business Segment Review
-----------------------

Zarlink's continuing operations as a semiconductor company are comprised of two reportable business segments Communications and Medical. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels.

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

Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

                                                                 Three Months Ended
                                                               June 29,       June 30,
      (millions Cdn$, except per share amounts)                  2001          2000
                                                              ---------      ---------
      Consolidated revenue from continuing operations         $   105.0      $   183.8
      Communications segment revenue                               90.6          172.2
      Medical segment revenue                                      14.4           11.6

      Operating income (loss) from continuing operations         (120.6)          42.8
      Communications segment operating income (loss)               (9.9)          40.6
      Medical segment operating income                              3.7            2.3

      Net income (loss) from continuing operations               (116.1)          27.5
      Net income (loss) per common share from
      continuing operations - Basic                               (0.94)          0.23
      Net income (loss)                                          (116.1)          21.5
      Net income (loss) per common share - Basic                  (0.94)          0.18
      Weighted average common shares outstanding (millions)
        - Basic                                                   124.6          114.2

Revenue from continuing operations for the quarter totaled $105.0, down 43 percent from $183.8 in the first quarter of Fiscal 2001.

Sales continue to be adversely affected by customer and channel inventory adjustments in the Company's network and user access business, a trend that began during the second half of Fiscal 2001. The Company, and the semiconductor communications industry in general, has experienced a reduction in the orders normally booked and shipped in the same quarter ("turns"), and order re-scheduling and cancellations, both resulting from market uncertainties. Since the fourth quarter of Fiscal 2001, the Company has experienced a significant decrease in order cancellations and delays with customers instead only placing orders to meet their short-term needs. Management believes that these adverse industry trends may continue through most of Fiscal 2002.

During this slowdown, the Company continued to secure design wins and introduced new products to the market.

In the quarter ended June 29, 2001, the Company recorded a net loss from continuing operations of $116.1, or $0.94 per share, after excess inventory and other charges to cost of sales of $45.0, a pre-tax restructuring charge of $53.6 and the amortization of acquired intangibles of $15.8. This compares to net income from continuing operations of $27.5, or $0.23 per share, in the first quarter of Fiscal 2001, after the amortization of acquired intangibles of $0.1.

Communications Segment

                                                       Three Months Ended
                                                      June 29,     June 30,
(millions of Canadian dollars)                          2001         2000
                                                      --------     --------
      Communications revenue by product:
        Network Access                                $   40.0     $  84.7
        User Access                                       20.0        28.4
        Custom Products                                   30.6        59.1
                                                      --------     -------
      Total Communications                            $   90.6     $ 172.2
                                                      ========     =======

      Communications revenue mix by product:
        Network Access                                    44%         49%
        User Access                                       22%         17%
        Custom Products                                   34%         34%
                                                      --------     -------
      Total Communications                               100%        100%
                                                      ========     =======

      Communications operating income (loss)          $   (9.9)    $  40.6
                                                      ========     =======

Communications sales for the quarter ended June 29, 2001 reached $90.6, representing a decrease of 47 percent over the $172.2 achieved in the first quarter of Fiscal 2001. The increase was principally due to the factors described elsewhere in this Management's Discussion and Analysis under Recent Significant Events - Recent Industry Slowdown.

In the first quarter of Fiscal 2002, Communications operating loss was $9.9, compared to operating income of $40.6 recorded last year in the same period. The loss was due to the lower sales volumes across the segment.

Medical Segment

                                                        Three Months Ended
                                                      June 29,     June 30,
(millions of Canadian dollars)                         2001         2000
                                                      --------     --------
      Revenue:
        Medical                                        $ 14.4       $ 11.6
                                                       ======       ======
      Medical operating income                         $  3.7       $  2.3
                                                       ======       ======

For the quarter ended June 29, 2001, sales reached $14.4, a 24 percent increase over the $11.6 achieved in the same quarter of Fiscal 2001 due to growing markets and new product introductions. For the first quarter, Medical recorded an operating income of $3.7 up from $2.3 last year as a result of improved margins resulting from favorable manufacturing yields.

Geographic Revenue

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:

                                                Three Months                 Three Months
                                                    Ended          % of          Ended          % of
                                                June 29, 2001      Total     June 30, 2000      Total
                                                -------------    --------    -------------     -------
      United States                               $  33.5           32%        $   71.6           39%
      Europe                                         38.0           36             53.5           29
      Asia - Pacific                                 23.1           22             50.7           28
      Canada                                          7.4            7              5.7            3
      Other Regions                                   3.0            3              2.3            1
                                                  -------          ---         --------          ---
                                                  $ 105.0          100%        $  183.8          100%
                                                  =======          ===         ========          ===

For the quarter ended June 29, 2001, the net movement in exchange rates from the same period in Fiscal 2001 negatively impacted total revenue from continuing operations by 1 percent ($0.9). The negative foreign exchange impact was primarily a result of changes in the UK pound sterling and the Swedish Krona exchange rates, partially offset by positive changes in the U.S. dollar exchange rate.

GROSS MARGIN
------------

                                                             Three Months Ended
                                                             June 29,   June 30,
       (millions Cdn$)                                         2001      2000
                                                             --------   --------

     Gross margin                                              $6.2     $97.0
     As a percent of revenue                                    6%       53%
     As a percent of revenue, excluding excess inventory
     and other charges of $45.0                                49%       53%

During the quarter ended June 29, 2001, the Company reviewed its inventory requirements during the next 12 months in light of the current semiconductor industry-wide slow down and higher channel inventories. As a result of this review in the first quarter of Fiscal 2002, the Company recorded an excess inventory charge to cost of sales amounting to $45.0 for inventories estimated to be beyond its needs for the next 12 months.

Excluding the effect of the excess inventory and other charge of $45.0, the Company's gross margin as a percent of revenue was 49 percent. The lower gross margin in the first quarter of Fiscal 2002 compared to the same quarter of Fiscal 2001 was principally attributable to lower sales volumes in the communications segment and the associated negative manufacturing variances resulting from lower manufacturing plant utilization.

OPERATING EXPENSES
------------------

Selling and Administrative ("S&A")

                                                          Three Months Ended
                                                         June 29,     June 30,
      (millions Cdn$)                                      2001         2000
                                                         --------     --------

      S&A expenses                                         $26.0       $29.6
      As a percent of revenue                               25%         16%

S&A expenses from continuing operations increased as a percentage of revenue in the first quarter of Fiscal 2002 from the previous year due to the lower sales volumes in Fiscal 2002. However, actual S&A expenses decreased from last year primarily due to cost reduction programs and the effects of the restructuring  program  implemented  mid-way  through the quarter ended June 29,
2001. Since the fourth quarter of Fiscal 2001, S&A expenses declined sequentially by $9.6.

Research and Development

                                                             Three Months Ended
                                                            June 29,    June 30,
      (millions Cdn$)                                         2001        2000
                                                            --------    --------

      R&D expenses                                            $31.4       $24.5
      As a percent of revenue                                  30%         13%

First quarter R&D expenses from continuing operations in Fiscal 2002 were net of $1.2 in R&D government assistance, including investment tax credits (June 30, 2001 - $1.0).

In the communication segment's network access product line, the focus was in the following areas:

      o Building network timing and synchronization products for high speed applications;
      o Delivering multi-channel carrier-class convergence solutions, including TDM/ATM to IP;
      o Supporting high-speed access using digital subscriber line ("DSL") solutions;
      o Providing high quality voice in packet switching applications via QoS solutions and,
      o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

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

The increased R&D expenses in the first quarter of Fiscal 2002 was due to incremental R&D resulting from the consolidation of Vertex, which was acquired on July 28, 2000, coupled with the increased R&D activity in the network and user access product lines. Management expects that R&D spending will continue at similar levels through Fiscal 2002.

Amortization of Acquired Intangibles

Amortization of acquired intangibles increased in the first quarter of Fiscal 2002 to $15.8 from $0.1 in Fiscal 2001. The higher amortization in the first quarter of Fiscal 2002 related to regular amortization of $8.3 associated with the acquisition of Vertex on July 28, 2000 as well as an incremental write down of $7.5 associated with the impairment of goodwill and other acquired intangibles (See Recent Significant Events Special and Excess Inventory Charges Recorded in the First Quarter of Fiscal 2002). The

Company's policy is to amortize acquired intangible assets over a two-year period from the date of acquisition, which management believes represents the estimated useful life.

Other Operating Income and Expense Items

INTEREST INCOME
---------------

Interest income was $3.2 for the quarter ended June 29, 2001 as compared to $3.0 in the same period in Fiscal 2001. The increase was due to higher average cash balances on hand.

INTEREST EXPENSE
----------------

Interest expense was $0.3 for the quarter ended June 29, 2001, compared with $5.9 for the same period in Fiscal 2001. Management expects interest expense to decrease in Fiscal 2002 compared to Fiscal 2001 as a result of the full repayment of the U.S. dollar denominated long-term debt in Fiscal 2001.

INCOME TAXES

Income tax recovery from continuing operations for quarter ended June 29, 2001 was $2.4, compared with income tax expense of $12.4 for the same period in Fiscal 2001. The income tax recovery included recoveries of $6.6 associated with the special and excess inventory charge recorded in the first quarter of Fiscal 2002. Excluding the tax recovery on these special charges, the Company recorded a tax expense of $4.2. The tax expense was recorded on higher taxable income in Canada without the benefit of tax recoveries in other jurisdictions.

BACKLOG
-------

                                                         June 29,     March 30,
      (millions Cdn$)                                      2001          2001
                                                         --------     ---------

      Backlog from continuing operations                  $126.8       $177.9

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

NET INCOME (LOSS)
-----------------

The Company recorded a net loss of $116.1, or $0.94 per share in the quarter ended June 29, 2001. This compares to net income of $21.5, or $0.18 per share, in the same period of Fiscal 2001.

The net loss in Fiscal 2002 resulted primarily from the charge for restructuring and excess inventories of $53.6 and $45.0, respectively, and the amortization of acquired intangibles of $15.8. In the quarter ended June 30, 2000, net income was impacted by the loss, net of taxes, from discontinued operations of $6.0.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 29, 2001, cash, cash equivalents and short-term investment balances totaled $237.1, down from $283.7 at March 30, 2001. All of the cash balances in each respective period were held in either cash or highly liquid cash equivalents.

Cash outflow from operations before working capital changes amounted to $93.1 during the first three months of Fiscal 2002 compared to an inflow of $52.2 in the first quarter of Fiscal 2001 as a result of the special and other charges and lower operating earnings on reduced sales. Since March 30, 2001, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $75.0 mostly due to lower receivables resulting from improved collections and the write-down of inventories. Management expects to further draw down inventory levels in Fiscal 2002 by reducing production in the fabs and lowering external purchases. As a standard practice, the Company maintains a minimum of critical inventory at its foundries to ensure continuity of supply for its manufacturing requirements.

Cash paid for capital asset additions amounted to $21.0 during the first quarter of Fiscal 2002 (three months ended June 30, 2000 - $23.8). The additions were primarily related to continuing improvements to information technology resources, design tools and the construction of a new building for the Company's head office in Ottawa, Canada.

Long-term debt decreased due to scheduled repayments against capital leases.

No shares were purchased under the normal course issuer bid described elsewhere in this management's discussion and analysis (see Recent Significant Events ).

In addition to cash, cash equivalent and short-term investment balances of $237.1 as at June 29, 2001, the Company had a revolving global credit facility of approximately $25.0, of which $2.4 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $22.6 as at June 29, 2001. Management believes the Company is in a position to meet all foreseeable business cash requirements, including the Fiscal 2002 restructuring program described elsewhere in this Management's Discussion and Analysis, and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER
-----

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At June 29, 2001, the translation account balance was in a debit position of $7.5 as compared to a credit position of $4.3 at the end of Fiscal 2001. The strengthened Canadian dollar as measured against, principally, the U.K. pound sterling and the U.S. dollar caused the decrease in the translation account balance since the end of last year.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations subsequent to June 30, 2001 to be accounted for under the purchase method of accounting. The pooling-of-interests method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and, instead, the carrying value of goodwill will be evaluated for impairment on at least an annual basis. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

European Union and the Euro
---------------------------

On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro eliminates currency exchange rate risk between the member countries. The Company's operating subsidiaries that were affected by the Euro conversion established plans to address the issues raised by the Euro currency conversion. These issues included the need to adapt computer and financial systems, competitive impacts of cross-border price transparency, and recalculating currency risk. The required system conversion costs were not material due to Zarlink's existing ability to transact in multiple currencies. Due to significant uncertainties, the Company cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on the Company's financial condition or its results of operations.

Forward-Looking Statements
--------------------------

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact Zarlink's financial statements due to adverse changes in financial markets. Zarlink is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Zarlink uses certain derivative financial instruments, including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

Zarlink currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Zarlink relate to the U.S. dollar, U.K. pound sterling and the Euro. As at June 29, 2001, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 30, 2001.

PART II - OTHER INFORMATION

ITEM 6. Reports on Form 8-K

a)    Reports on Form 8-K

The Company filed a Current Report on Form 8-K in the three months ended June 29, 2001. The Report was dated June 7, 2001 and related to the continuation of the common stock repurchase program.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ZARLINK SEMICONDUCTOR INC.
                                                --------------------------

August 9, 2001                                  /s/ JEAN-JACQUES CARRIER
--------------                                  --------------------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President of Finance
                                                  and Chief Financial Officer