Form 10-Q
period 2001-09-28
ZARLINK SEMICONDUCTOR INC
filed 2001-11-08
CIK 352435

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2001
                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8139

                           ZARLINK SEMICONDUCTOR INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       CANADA                               NONE
            ------------------------------           -------------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

                  400 March Road
                  Ottawa, Ontario, Canada                  K2K 3H4
                -------------------------                -----------
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

Yes  (X)     No  ( )

The number of common shares outstanding as at October 31, 2001 was 126,624,684.

                           ZARLINK SEMICONDUCTOR INC.

                                      INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets -
            September  28, 2001 and March 30, 2001 .........................  3

            Consolidated Statements of Retained Earnings (Deficit)-
            Three months ended September 28, 2001 and September 29, 2000 ...  4
            Six months ended September 28, 2001 and September 29, 2000 .....  4

            Consolidated Statements of Income (Loss)-
            Three months ended September 28, 2001 and September 29, 2000  ..  5
            Six months ended September 28, 2001 and September 29, 2000 .....  5

            Consolidated Statements of Cash Flows -
            Six months ended September 28, 2001 and September 29, 2000  ....  6

            Notes to the Consolidated Financial Statements .................  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS ................................ 14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK ........................................................ 23

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ................................... 24

                           Zarlink Semiconductor Inc.
                     (incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                          Sept. 28,    March 30,
                                                            2001         2001
                                                          ---------    ---------

ASSETS

Current assets:
  Cash and cash equivalents                               $  209.1    $  283.7
  Accounts receivable                                         56.3        85.5
  Inventories (note 4)                                        84.3       133.9
  Investment tax credits recoverable                            --        15.8
  Future income tax assets                                     5.5         1.9
  Prepaid expenses and other                                  23.3        23.5
                                                          --------    --------
                                                             378.5       544.3

Long-term receivables (note 5)                                24.6        15.8
Long-term investments (note 6)                                26.3        24.8
Fixed assets (note 7)                                        209.8       207.0
Acquired intangible assets (note 8)                           17.7        38.1
Other assets                                                   2.5         5.6
                                                          --------    --------

                                                          $  659.4    $  835.6
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities (note 9)       $  123.6    $  146.5
  Income and other taxes payable                               2.9         7.1
  Future income tax liabilities                                 --         7.3
  Deferred revenue                                             6.4         5.9
  Current portion of long-term debt                            7.3         9.2
                                                          --------    --------
                                                             140.2       176.0
Long-term debt                                                 4.0         7.6
Pension liability                                             17.4        17.2
Future income tax liabilities                                 15.8         7.2
                                                          --------    --------
                                                             177.4       208.0
                                                          --------    --------
Shareholders' equity:
  Capital stock (note 10)
     Preferred shares                                         36.0        36.6
     Common shares                                           638.4       635.2
  Contributed surplus                                          9.1         9.2
  Deficit                                                   (208.5)      (57.7)
  Translation account (note 11)                                7.0         4.3
                                                          --------    --------
                                                             482.0       627.6
                                                          --------    --------
                                                          $  659.4    $  835.6
                                                          ========    ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
             CONSOLIDATED STATEMENTS OF RETAINED EARNINGS (DEFICIT)
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                                    Three Months Ended               Six Months Ended
                                                                 Sept. 28,       Sept. 29,       Sept. 28,       Sept. 29,
                                                                   2001            2000            2001            2000
                                                                 ---------       ---------       ---------       ---------
Retained earnings (deficit), beginning of period                 $ (174.6)       $  283.3        $  (57.7)       $  262.6

Net income (loss) for the period                                    (33.1)            6.6          (149.2)           28.1
                                                                 --------        --------        --------        --------
                                                                   (207.7)          289.9          (206.9)          290.7

Cost of common share issue                                             --            (0.7)             --            (0.7)

Dividends on preferred shares (note 12)                              (0.8)           (0.8)           (1.6)           (1.6)
                                                                 --------        --------        --------        --------

Retained earnings (deficit), end of period                       $ (208.5)       $  288.4        $ (208.5)       $  288.4
                                                                 ========        ========        ========        ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

                                                                                Three Months Ended          Six Months Ended
                                                                              Sept. 28,    Sept. 29,     Sept. 28,     Sept. 29,
                                                                                2001         2000          2001          2000
                                                                              ---------    ---------     ---------     ---------
Revenue                                                                        $  77.5      $ 194.3      $  182.5      $ 378.1
                                                                               -------      -------      --------      -------

Cost of sales:
  Cost of sales other than amortization (note 4)                                  48.9         82.1         140.3        155.5
  Amortization of manufacturing assets                                             4.9         12.6          12.3         26.0
                                                                               -------      -------      --------      -------
                                                                                  53.8         94.7         152.6        181.5
                                                                               -------      -------      --------      -------
Gross margin                                                                      23.7         99.6          29.9        196.6
                                                                               -------      -------      --------      -------

Expenses:
  Selling and administrative                                                      24.0         33.7          50.0         63.3
  Research and development (net) (note 13)                                        28.7         27.5          60.1         52.0
  Special charge (note 14)                                                          --           --          53.6           --
  Amortization of acquired intangibles  (note 8)                                   5.4         23.9          21.2         24.0
                                                                               -------      -------      --------      -------
                                                                                  58.1         85.1         184.9        139.3
                                                                               -------      -------      --------      -------
Operating income (loss) from continuing operations                               (34.4)        14.5        (155.0)        57.3
Equity loss from investment in Optenia, Inc.                                      (1.4)          --          (2.2)          --
Interest income                                                                    2.3          3.4           5.5          6.4
Interest expense                                                                  (0.3)        (4.8)         (0.6)       (10.1)
Debt issue costs                                                                    --           --            --         (0.6)
                                                                               -------      -------      --------      -------
Income (loss) from continuing operations before income taxes                     (33.8)        13.1        (152.3)        53.0
Income tax recovery (expense)                                                      0.7        (11.9)          3.1        (24.3)
                                                                               -------      -------      --------      -------
Net income (loss) from continuing operations                                     (33.1)         1.2        (149.2)        28.7
                                                                               -------      -------      --------      -------
Income (loss) from discontinued operations                                          --          5.4            --         (0.6)
                                                                               -------      -------      --------      -------

Net income (loss) for the period                                               $ (33.1)     $   6.6        (149.2)     $  28.1
                                                                               =======      =======      ========      =======

Net income (loss) attributable to common shareholders
 after preferred share dividends                                               $ (33.9)     $   5.8      $ (150.8)     $  26.5
                                                                               =======      =======      ========      =======

Net income (loss) per common share from continuing
operations (note 10):
      Basic                                                                    $ (0.27)     $    --      $  (1.20)     $  0.23
                                                                               =======      =======      ========      =======
      Diluted                                                                  $ (0.27)     $    --      $  (1.20)     $  0.22
                                                                               =======      =======      ========      =======

Net income (loss) per common share (note 10):
      Basic                                                                    $ (0.27)     $  0.05      $  (1.20)     $  0.23
                                                                               =======      =======      ========      =======
      Diluted                                                                  $ (0.27)     $  0.05      $  (1.20)     $  0.22
                                                                               =======      =======      ========      =======

Weighted average number of common shares outstanding
(millions):
      Basic                                                                      125.6        121.3         125.4        117.7
                                                                               =======      =======      ========      =======
      Diluted                                                                    127.8        127.1         127.6        122.8
                                                                               =======      =======      ========      =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in millions of Canadian dollars)
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                               Sept. 28,           Sept. 29,
                                                                                 2001                2000
                                                                               ---------           ---------
CASH PROVIDED BY (USED IN)

Operating activities:
  Net income (loss) for the period                                              $ (149.2)          $   28.1
  Amortization of capital and other assets                                          44.3               83.4
  Investment tax credits                                                              --                5.2
  Loss on disposal of capital assets                                                 0.5                2.4
  Loss related to equity investment                                                  2.2                 --
  Future income taxes                                                               (1.6)              (3.4)
  Change in pension liability                                                        0.4                0.3
  Decrease (increase) in working capital (note 17)                                  61.5              (49.4)
                                                                                --------           --------

    Total                                                                          (41.9)              66.6
                                                                                --------           --------

Investing activities:
  Change in short-term investments                                                    --               39.3
  Expenditures for capital and other assets                                        (33.7)             (44.0)
  Proceeds from disposal of capital assets                                           0.3                1.1
  Proceeds from repayment of note receivable                                         6.9                 --
  Acquisitions                                                                        --               10.3
  Proceeds from sale of prior year discontinued operations - net                     2.0                 --
  Increase in long-term investments                                                 (3.1)                --
                                                                                --------           --------

     Total                                                                         (27.6)               6.7
                                                                                --------           --------

Financing activities:
  Repayment of long-term debt                                                       (1.4)             (27.1)
  Repayment of capital lease liabilities                                            (4.1)             (19.3)
  Dividends on preferred shares                                                     (1.6)              (1.6)
  Issue of common shares - net (note 10)                                             3.2                7.0
  Repurchase of common and preferred shares (note 10)                               (0.7)              (0.1)
                                                                                --------           --------

     Total                                                                          (4.6)             (41.1)
                                                                                --------           --------

Effect of currency translation on cash                                              (0.5)              (0.1)
                                                                                --------           --------

Increase (decrease) in cash and cash equivalents                                   (74.6)              32.1

Cash and cash equivalents, beginning of period                                     283.7              195.5
                                                                                --------           --------

Cash and cash equivalents, end of period                                        $  209.1           $  227.6
                                                                                ========           ========

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (in millions of Canadian dollars, except per share amounts)
                                   (Unaudited)

1. In the opinion of Management, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 28, 2001 and the results of operations and the changes in financial position for the three and six month periods ended September 28, 2001 and September 29, 2000, in accordance with Canadian generally accepted accounting principles. (See also Note 16).

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

2.    Name change

      On July 25, 2001, the Company formally changed its name from Mitel Corporation to Zarlink Semiconductor Inc. ("Zarlink") after receiving shareholder approval at its annual general shareholders' meeting on that date. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and the Toronto Stock Exchange on September 7, 2001. All reports required to be filed by the Company under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, prior to September 7, 2001 were filed under the name "Mitel Corporation".

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

4.    Inventories:

                                                   Sept. 28,      March 30,
                                                     2001           2001
                                                   ---------     ----------

      Raw materials                                 $ 23.3        $  19.7
      Work-in-process                                 44.3           73.0
      Finished goods                                  16.7           41.2
                                                    ======        =======
                                                    $ 84.3        $ 133.9
                                                    ======        =======

      During the first quarter ended June 29, 2001, and in light of the current semiconductor industry-wide slow down and higher channel inventories, the Company recorded an excess inventory charge to cost of sales amounting to $45.0 for inventories estimated to be beyond its needs for the following 12 months.

5.    Long-term receivables

                                                                                       Sept. 28,     March 30,
                                                                                         2001           2001
                                                                                       ---------     ---------
        Investment tax credits recoverable                                              $ 23.7         $ 7.8
        Promissory note, bearing interest at 8%, payable annually, due in
        June 2004 (see below) and against which a first deed on real
        property was pledged as security                                                    --           7.1
        Other long-term receivables                                                        0.9           0.9
                                                                                        ------        ------
                                                                                        $ 24.6        $ 15.8
                                                                                        ======        ======

      The promissory note was fully repaid in advance on July 12, 2001.

6.    Long-term investments

                                                                                       Sept. 28,     March 30,
                                                                                         2001           2001
         Investments held at cost:
           Mitel Networks Corporation                                                   $ 17.2        $ 17.2
           Other investments                                                               3.5            --
                                                                                        ------        ------
                                                                                          20.7          17.2
         Equity investment in Optenia, Inc.                                                5.6           7.6
                                                                                        ------        ------
                                                                                        $ 26.3        $ 24.8
                                                                                        ======        ======

7.    Fixed assets

                                                                                       Sept. 28,     March 30,
                                                                                         2001           2001
                                                                                       ---------     ---------
         Cost                                                                          $ 614.8       $ 586.6
         Accumulated amortization                                                       (405.0)       (379.6)
                                                                                       =======       =======
                                                                                       $ 209.8       $ 207.0
                                                                                       =======       =======

8.    Acquired intangible assets

                                                                                       Sept. 28,     March 30,
                                                                                         2001           2001
                                                                                       ---------     ---------
         Cost:
           In-process technology                                                        $  7.6       $   7.6
           Developed technology                                                           34.8          34.8
           Customer base and work force                                                     --           3.1
           Goodwill                                                                         --         233.9
                                                                                        ------       -------
                                                                                          42.4         279.4
                                                                                        ------       -------
         Less accumulated amortization:
           In-process technology                                                           4.4           2.5
           Developed technology                                                           20.3          11.6
           Customer base and work force                                                     --           1.2
           Goodwill                                                                         --         226.0
                                                                                        ------       -------
                                                                                          24.7         241.3

                                                                                        ------       -------
                                                                                        $ 17.7       $  38.1
                                                                                        ======       =======

      During the first quarter of Fiscal 2002, the Company determined that the balance of the acquired intangibles associated with the customer base and work force and goodwill amounting to $7.5 was impaired due to the workforce reduction program (see also Note 14). The write down of $7.5 was included with the regular amortization of acquired intangibles on the income statement in the six months ended September 28, 2001. In addition, fully amortized acquired intangible assets of $237.0 were removed from the accounts of the Company at September 28, 2001.

9.    Accounts payable and accrued liabilities

                                                          Sept. 28,    March 30,
                                                             2001           2001
                                                          ---------    ---------

      Trade payables                                       $   15.1     $ 32.3
      Employee-related payables                                18.3       17.5
      Goods received not invoiced                               1.8       13.7
      Provision for disposal of discontinued operations        17.9       20.2
      Restructuring provisions (note 14)                       22.6       10.5
      Other accrued liabilities                                47.9       52.3
                                                           --------     ------
                                                           $  123.6     $146.5
                                                           ========     ======

10.   Capital stock:

      a)                                             Sept. 28,        March 30,
                                                       2001             2001
                                                   ------------      -----------
           Shares outstanding:
             Preferred shares - R&D Series            1,582,000        1,593,900
             Common shares                          126,572,488      126,136,799

      There were 29,300 preferred shares repurchased during the six months ended September 28, 2001 for cash consideration of $0.7, of which 11,900 were cancelled as at September 28, 2001.

      On June 7, 2001, the Company announced its intention to continue its normal course issuer bid program for up to 6,308,907 common shares (5 percent of 126,178,148 common shares issued and outstanding at May 28,
      2001) between June 9, 2001 and June 8, 2002. All repurchased shares will be cancelled. In the six months ended September 28, 2001, no shares were repurchased under the normal course issuer bid.

      b)    A summary of the Company's stock option activity is as follows:

                                               Six Months Ended
                                             Sept. 28,    Sept. 29,
                                               2001          2000
                                             ---------    ---------

            Outstanding options:
            Balance, beginning of period     9,464,693    9,017,262
            Granted                          1,586,500    1,255,400
            Exercised                         (435,689)  (1,003,086)
            Forfeited                         (902,069)    (406,164)
                                             =========    =========
            Balance, end of period           9,713,435    8,863,412
                                             =========    =========

      Available for grant at September 28, 2001 were 1,295,039 (March 30, 2001 - 1,979,470) common shares. The exercise price on outstanding stock options ranges from $2.25 to $37.35 per share with exercise periods extending to January 2008.

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

11.   The following table summarizes changes in the translation account:

                                           Three Months Ended      Six Months Ended
                                          Sept. 28,    Sept. 29,  Sept. 28,  Sept. 29,
                                             2001        2000       2001       2000
                                          ---------    ---------  ---------  ---------
    Balance, beginning of period            $ (7.5)    $ (13.5)    $  4.3     $  (3.4)
    Increase:
      Movements in exchange rates -
         United Kingdom Pound Sterling         9.3         1.5        3.6       (15.7)
         United States Dollar                  3.0         6.2       (0.6)       11.9
         Swedish Krona                         0.7        (1.7)      (0.8)       (1.8)
         Other currencies                      1.5        (2.7)       0.5        (1.2)
                                            ------     -------     ------     -------
    Balance, end of period                  $  7.0     $ (10.2)    $  7.0     $ (10.2)
                                            ======     =======     ======     =======

12. The Company has not declared or paid any dividends on its common shares. During the second quarter, a $0.50 per share dividend was declared and paid on the preferred shares.

13.   Research and development

      R&D government assistance, including ITCs, amounted to nil during the six month period ended September 28, 2001. In Fiscal 2001, research and development expenses from continuing operations were net of $1.0 and $2.1 in R&D government assistance, including ITCs, for the respective three and six month periods ended September 29, 2000.

14.   Special charge

      On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $53.6 related to that program in the quarter ended June 29, 2001. The special charge comprised a workforce reduction charge of approximately $41.4 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge included the cost of lease and contract settlements of approximately $12.2. As at September 28, 2001, the balance of the restructuring provision included in accounts payable and accrued liabilities amounted to $22.6 (March 30, 2001 - $10.5).

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

                                                                                                         Unallocated
Three Months Ended September 28, 2001                                       Communications    Medical       Costs         Total
                                                                            --------------    -------    -----------      -----
      Revenue                                                                   $  66.2       $  11.3      $   --       $  77.5
      Amortization of buildings and equipment                                      10.1           0.1          --          10.2
      Amortization of acquired intangibles                                           --            --         5.4           5.4
      Segment's operating income (loss) from continuing
      operations                                                                  (33.0)          4.0        (5.4)        (34.4)

                                                                                                         Unallocated
Three Months Ended September 29, 2001                                       Communications    Medical       Costs         Total
                                                                            --------------    -------    -----------      -----
      Revenue                                                                  $  182.8       $  11.5       $  --      $  194.3
      Amortization of buildings and equipment                                      22.2           0.3          --          22.5
      Amortization of acquired intangibles                                           --            --        23.9          23.9
      Segment's operating income from continuing
      operations                                                                   37.6           0.8       (23.9)         14.5

                                                                                                         Unallocated
Six Months Ended September 28, 2001                                         Communications    Medical       Costs         Total
                                                                            --------------    -------    -----------      -----
      Revenue                                                                  $  156.8       $  25.7     $   --       $  182.5
      Amortization of buildings and equipment                                      22.9           0.2         --           23.1
      Amortization of acquired intangibles                                           --            --       21.2           21.2
      Excess inventory charge to cost of sales                                       --            --       45.0           45.0
      Special charge                                                                 --            --       53.6           53.6
      Segment's operating income (loss) from continuing
      operations                                                                  (42.9)          7.7     (119.8)        (155.0)

                                                                                                         Unallocated
Six Months Ended September 29, 2001                                         Communications    Medical       Costs         Total
                                                                            --------------    -------    -----------      -----
      Revenue                                                                  $  355.0       $  23.1       $  --      $  378.1
      Amortization of buildings and equipment                                      43.6           0.5          --          44.1
      Amortization of acquired intangibles                                           --            --        24.0          24.0
      Segment's operating income from continuing
      operations                                                                   78.2           3.1       (24.0)         57.3

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

      The following table reconciles the net income (loss) as reported on the consolidated statements of income (loss) to the net income (loss) that would have been reported had the financial statements been prepared in accordance with U.S. GAAP and the requirements of the SEC:

                                                                                  Three Months Ended            Six Months Ended
                                                                                Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                                                  2001           2000          2001          2000
                                                                                ---------     ---------     ---------     ---------
Net income (loss) from continuing operations for the period in
accordance with Canadian GAAP                                                   $   (33.1)    $     1.2     $  (149.2)    $    28.7
Acquirer's redundancy provisions                                                      1.3           0.8           2.6           1.3
Write-off of acquired in-process technology                                            --          (5.9)           --          (5.9)
Amortization of acquired in-process technology                                        0.9           0.5           1.8           1.0
Amortization of goodwill                                                              3.3          (0.9)         16.0          (0.9)
Depreciation of capital assets                                                        2.2            --           4.3            --
Stock compensation expense                                                           (3.7)         (1.7)         (9.7)         (1.7)
Income tax expense                                                                     --            --           1.7            --
Effect of deferral accounting related to foreign exchange contracts                  (1.1)          2.3           8.6           9.9
Translation of foreign currency denominated debt                                     --            (3.2)         --            (6.7)
                                                                                ---------     ---------     ---------     ---------
U.S. GAAP and SEC requirements:
Net income (loss) from continuing operations for the period                         (30.2)         (6.9)       (123.9)         25.7
Loss from discontinued operations                                                      --           5.4            --          (0.6)
                                                                                ---------     ---------     ---------     ---------
Net income (loss) for the period                                                    (30.2)         (1.5)       (123.9)         25.1
Less: dividends on cumulative preferred shares                                        0.8           0.8           1.6           1.6
                                                                                ---------     ---------     ---------     ---------
Net income (loss) attributable to common shareholders                           $   (31.0)    $    (2.3)    $  (125.5)    $    23.5
                                                                                =========     =========     =========     =========

Net income (loss) per common share from continuing operations:
   Basic                                                                        $   (0.25)   $    (0.06)   $    (1.00)   $     0.20
                                                                                =========     =========     =========     =========
   Diluted                                                                      $   (0.25)   $    (0.06)   $    (1.00)   $     0.20
                                                                                =========     =========     =========     =========

Net income (loss) per common share:
   Basic                                                                        $   (0.25)   $    (0.02)   $    (1.00)   $     0.20
                                                                                =========     =========     =========     =========

                                                                                  Three Months Ended            Six Months Ended
                                                                                Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                                                  2001           2000          2001          2000
                                                                                ---------     ---------     ---------     ---------
   Diluted                                                                      $   (0.25)   $    (0.02)   $    (1.00)   $     0.19
                                                                                ---------    ----------    ----------    ----------

Weighted average shares for basic EPS (millions):                                   125.6         121.3         125.4         117.7
Weighted average shares on conversion of stock options (millions)                     1.4           4.7           1.4           4.5
Weighted average issued shares subject to restrictions (millions)                     0.8           1.1           0.8           0.6
                                                                                ---------    ----------    ----------    ----------
Adjusted weighted average shares and share equivalents (millions)                   127.8         127.1         127.6         122.8
                                                                                =========     =========     =========     =========

      The  following   options  were  excluded  in  the   computation  of  share
      equivalents because the options' exercise price exceeded the average market price of the common shares:

      i) Options outstanding for the three months ended September 28, 2001 to purchase 5,306,179 shares of common stock at an average price of $16.54 per share;

      ii) Options outstanding for the six months ended September 28, 2001 to purchase 5,366,492 shares of common stock at an average price of $16.34 per share;

      iii) Options outstanding for the six months ended September 29, 2000 to purchase 189,500 shares of common stock at an average price of $34.64 per share.

      U.S. GAAP earnings included a foreign exchange loss of $1.1 for the three months ended September 28, 2001 and a gain of $7.8 for the six months ended September 28, 2001 (three months ended September 29, 2000 - $0.4 gain; six months ended September 29, 2000 - $4.1 gain).

      The components of comprehensive income (loss) were as follows:

                                                                                 Three Months Ended        Six Months Ended
                                                                               Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
                                                                                 2001         2000         2001         2000
                                                                               ---------    ---------    ---------    ---------
 Net income (loss) for the period                                               $ (30.2)     $ (1.5)     $ (123.9)     $  25.1
 Other comprehensive loss:
   Unrealized net derivative gain (losses) on cash flow hedges                      0.9          --          (0.9)          --
   Change in foreign currency translation adjustment                               14.5         3.3           2.7         (6.8)
                                                                                -------      ------      --------      -------

Comprehensive income (loss) for the period                                      $ (14.8)     $  1.8      $ (122.1)     $  18.3
                                                                                =======      ======      ========      =======

      Balance sheet items, which vary, in conformity with U.S. GAAP and SEC requirements:

                                                         Sept. 28,    March 30,
                                                           2001         2001
                                                         ---------    ---------
Prepaid expenses and other                               $    20.2    $    12.7
Future income taxes                                      $     5.5    $     1.2
Fixed assets                                             $   163.9    $   154.2
Acquired intangible assets                               $     3.6    $     6.2
Income and other taxes payable                           $     2.9    $     8.1
Redeemable preferred shares                              $    33.2    $    33.8
Shareholders' equity:
  Common shares                                          $ 1,089.2    $ 1,076.3
  Contributed surplus                                    $      --    $      --
  Accumulated other comprehensive income (loss)          $     6.1    $     4.3
  Deficit                                                $  (709.5)   $  (584.0)

      During the second quarter of Fiscal 2002, the Company recorded a $1.0 net reduction in the quarter's earnings, representing loss of $1.1 on hedge ineffectiveness and a gain of $0.1 on the change in the value of the derivative instruments maturing during the quarter. The Company also recorded a gain to other comprehensive income for the second quarter of $0.9 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges.

      During the six months ended September 28, 2001, the Company recorded a $2.2 net reduction in the earnings, representing loss of $2.5 on hedge ineffectiveness and a gain of $0.3 on the change in the value of the derivative instruments maturing during the quarter.

      The Company also recorded a gain to other comprehensive income for the second quarter of $0.9 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges (six months ended September 28, 2001 - loss of $0.9).

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

17. Net change in non-cash working capital balances related to operating activities:

                                                            Six Months Ended
                                                         Sept. 28,     Sept. 29,
                                                           2001          2000
                                                         ---------    ----------
      Accounts receivable                                 $  29.7      $   4.7
      Inventories                                            50.1         (1.2)
      Accounts payable and accrued liabilities              (19.5)       (47.4)
      Deferred revenue                                        0.2         (3.5)
      Other                                                   1.0         (2.0)
                                                          -------      --------
                                                          $  61.5      $ (49.4)
                                                          =======      ========

18.   Comparative figures

      Certain of the Fiscal 2001 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(in millions of Canadian dollars, except per share amounts)

The Company changed its legal name to Zarlink Semiconductor Inc. after receiving shareholder approval at the Company's annual general shareholders' meeting on July 25, 2001. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and the Toronto Stock Exchange on September 7, 2001.

Zarlink is a global provider of semiconductors for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit ("ASIC") solutions for applications such as pacemakers, hearing aids and portable instruments. The Company presently employs approximately 2,000 people worldwide, including approximately 500 designers.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and six months ended September 28, 2001, compared with the corresponding periods in the previous year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 30, 2001.

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

Special and Excess  Inventory  Charges  Recorded in the First  Quarter of Fiscal
2002

During the first quarter ended June 29, 2001, the Company recorded pre-tax special and excess inventory charges to income amounting to $106.1. The associated tax recovery on these charges amounts to $6.0. These charges are described in the paragraphs that follow.

On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $53.6 related to that program in the quarter ended June 29, 2001. The special charge comprised a workforce reduction charge of approximately $41.4 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge included the cost of lease and contract settlements of approximately $12.2. As at September 28, 2001, the Company employed approximately 2,000 people worldwide.

In the first quarter ended June 29, 2001, the Company determined that the balance of the acquired intangibles associated with the customer base and work force and goodwill amounting to $7.5 was impaired. The impairment was due to the effects of the Fiscal 2002 workforce reduction program on the former Vertex Networks, Incorporated ("Vertex") operations that were acquired on July 28, 2000. The write down of $7.5 was included with the regular amortization of acquired intangibles on the income statement in the first quarter and for the six months ended September 28, 2001. The carrying value of acquired intangible assets was $17.7 as at September 28, 2001. Management believes the carrying value of the acquired intangibles will be recovered from estimated future undiscounted cash flows by directing

Vertex's acquired technology to research and development ("R&D") programs focused on the convergence of Internet Protocol ("IP") and time division multiplex ("TDM") switching.

In keeping with Zarlink's drive to concentrate its R&D resources on high-growth opportunities, the R&D team in Irvine, California, which originated from the Vertex acquisition last year, has become a Design Center supporting the Network Access convergence strategy. The Irvine Design Center will focus its expertise in IP switching technology and Quality of Service ("QoS") on speeding the development of products that support IP traffic in converged, multi-format, wide area networks. Management believes that this step strengthens the ability of the Network Access group to compete in the WAN convergence market, where Zarlink already competes in such areas as network timing and synchronization, TDM switching, voice echo cancellation, inverse multiplexing for ATM (IMA), and SARs.

During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the next 12 months in light of the current semiconductor industry-wide slow down and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales amounting to $45.0 for inventories estimated to be beyond its needs for the following 12 months in the first quarter of Fiscal 2002.

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

Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

                                                                                  Three Months Ended       Six Months Ended
                                                                                Sept. 28,    Sept. 29,   Sept. 28,    Sept. 29,
(millions Cdn$, except per share amounts)                                         2001         2000        2001         2000
                                                                                ---------    ---------   ---------    ---------
Consolidated revenue from continuing operations                                 $    77.5    $   194.3   $   182.5    $   378.1
Communications segment revenue                                                       66.2        182.8       156.8        355.0
Medical segment revenue                                                              11.3         11.5        25.7         23.1

Operating income (loss) from continuing operations                                  (34.4)        14.5      (155.0)        57.3
Communications segment operating income (loss)                                      (33.0)        37.6       (42.9)        78.2
Medical segment operating income                                                      4.0          0.8         7.7          3.1

Net income (loss) from continuing operations                                        (33.1)         1.2      (149.2)        28.7
Net income (loss) per common share from continuing operations -  Basic              (0.27)          --       (1.20)        0.23
Net income (loss)                                                                   (33.1)         6.6      (149.2)        28.1
Net income (loss) per common share - Basic                                          (0.27)        0.05       (1.20)        0.23
Weighted average common shares outstanding (millions) - Basic                       125.6        121.3       125.4        117.7

      Revenue from continuing operations for the quarter totaled $77.5, down 60 percent from $194.3 in the second quarter of Fiscal 2001.

      Sales continue to be adversely affected by customer and channel inventory adjustments in the Company's network and user access business, a trend that began during the second half of Fiscal 2001. Reflecting the semiconductor communications industry in general, the Company has experienced a reduction in the orders normally booked and shipped in the same quarter ("turns"), as well as increased order push-outs and cancellations, both resulting from market uncertainties. Since the fourth quarter of Fiscal 2001, the Company has experienced a significant decrease in order push-outs and cancellations, with customers typically placing orders to meet their short-term needs. Management believes that these adverse industry trends may continue through most of Fiscal 2002.

      During this slowdown, the Company continued to secure design wins and introduced new products to the market.

      In the six months ended September 28, 2001, the Company recorded a net loss from continuing operations of $149.2, or $1.20 per share, after excess inventory and other charges to cost of sales of $45.0, a pre-tax restructuring charge of $53.6 and the amortization of acquired intangibles of $21.2. This compares to net income from continuing operations of $28.1, or $0.23 per share, in the first half of Fiscal 2001, after the amortization of acquired intangibles of $24.0.

      Communications Segment

                                                          Six Months Ended
                                                        Sept. 28,   Sept. 29,
      (millions Cdn$)                                     2001        2000
                                                        ---------   ---------
      Communications revenue by product:
        Network Access                                  $   70.2    $  166.7
        User Access                                         34.6        68.7
        Custom Products                                     52.0       119.6
                                                        --------    --------
      Total Communications                              $  156.8    $  355.0
                                                        ========    ========

                                                          Six Months Ended
                                                        Sept. 28,   Sept. 29,
      (millions Cdn$)                                     2001        2000
                                                        ---------   ---------
Communications revenue mix by product:
  Network Access                                              45%         47%
  User Access                                                 22%         19%
  Custom Products                                             33%         34%
                                                        --------    --------
Total Communications                                         100%        100%
                                                        ========    ========

Communications operating income (loss)                  $  (42.9)   $   78.2
                                                        ========    ========

Communications sales for the six months ended September 28, 2001 reached $156.8, representing a decrease of 56 percent over the $355.0 achieved in the first half of Fiscal 2001. The decrease was principally due to the factors described elsewhere in this Management's Discussion and Analysis under Recent Significant Events - Recent Industry Slowdown.

In the first half of Fiscal 2002, Communications operating loss was $42.9, compared to operating income of $78.2 recorded last year in the same period. The loss was due to the lower sales volumes across the segment.

Medical Segment

                                                    Six Months Ended
                                                 Sept. 28,     Sept. 29,
(millions Cdn$)                                     2001          2000
                                                 ---------     --------
Revenue:
  Medical                                         $  25.6      $  23.1
                                                  =======      =======
Medical operating income                          $   7.7      $   3.1
                                                  =======      =======

For the six months ended September 28, 2001, sales reached $25.6, an 11 percent increase over the $23.1 achieved in the first half of Fiscal 2001 due to growing markets and new product introductions. For the first half of Fiscal 2002, Medical recorded an operating income of $7.7 up from $3.1 last year as a result of improved sales and margins.

Geographic Revenue

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:

                                  Six Months               Six Months
                                    Ended         % of       Ended         % of
(millions Cdn$)                 Sept. 28, 2001    Total   Sept. 29, 2000   Total
                                --------------   -------  --------------   -----

United States                      $   58.2         32      $  159.4         42%
Europe                                 64.6         35         111.0         29
Asia - Pacific                         41.9         23          91.8         24
Canada                                 13.3          8          10.7          3
Other Regions                           4.5          2           5.2          2
                                   --------         --      --------         --
                                   $  182.5        100%     $  378.1        100%
                                   ========        ===      ========        ===

For the six months ended September 28, 2001, the net movement in exchange rates from the same period in Fiscal 2001 negatively impacted total revenue from continuing operations by 1 percent ($1.2). The negative foreign exchange impact was primarily a result of changes in the UK pound sterling and the Swedish Krona exchange rates, partially offset by positive changes in the U.S. dollar exchange rate.

GROSS MARGIN
------------

                                                                 Three Months Ended        Six Months Ended
                                                               Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
(millions Cdn$)                                                  2001          2000        2001         2000
                                                              ----------    ---------    ---------    ---------
Gross margin                                                    $ 23.7       $ 99.6       $ 29.9       $ 196.6
As a percent of revenue                                             31%          51%          16%          52%
As a percent of revenue,  excluding excess
inventory and other charges of $45.0                                31%          51%          41%          52%

During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the current semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $45.0 for inventories estimated to be beyond its needs for the following 12 months.

Excluding the effect of the excess inventory and other charge of $45.0, the Company's gross margin as a percent of revenue was 41 percent for the six months ended September 28, 2001. The lower gross margin in the first half of Fiscal 2002 compared to the first half of Fiscal 2001 was principally attributable to lower sales volumes in the communications segment and the associated negative manufacturing variances resulting from lower plant utilization.

OPERATING EXPENSES
------------------

Selling and Administrative ("S&A")

                                                            Three Months Ended                   Six Months Ended
                                                        Sept. 28,         Sept. 29,         Sept. 28,         Sept. 29,
      (millions Cdn$)                                     2001              2000               2001             2000
                                                        ---------         ---------         ---------         ---------
      S&A expenses                                       $  24.0           $  33.7           $  50.0           $  63.3
      As a percent of revenue                                 31%               17%               27%               17%

S&A expenses from continuing operations increased as a percentage of revenue in the second quarter and first half of Fiscal 2002 from the respective periods in Fiscal 2001 due to the lower sales volumes in Fiscal 2002. However, actual S&A expenses decreased from last year primarily due to cost reduction programs and the effects of the restructuring program implemented mid-way through the quarter ended June 29, 2001.

Research and Development

                                                            Three Months Ended                   Six Months Ended
                                                        Sept. 28,         Sept. 29,         Sept. 28,         Sept. 29,
      (millions Cdn$)                                     2001              2000               2001             2000
                                                        ---------         ---------         ---------         ---------

      R&D expenses                                       $  28.7         $  27.5             $  60.1           $  52.0
      As a percent of revenue                                 37%             14%                 33%               14%

In light of the current industry wide slowdown and its impact on the expected Canadian tax position of the Company, no R&D government assistance, including investment tax credits, was recorded during the six month period ended September 28, 2001.

R&D expenses  from  continuing  operations in Fiscal 2001 were net of $1.0 and $
2.1 in R&D government assistance, including investment tax credits, for the respective three and six month periods ended September 29, 2000.

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

      o     Providing a single chip 2.5G cellular solution;

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

The increased R&D expenses in the first half of Fiscal 2002 were due to incremental R&D resulting from the consolidation of Vertex, which was acquired on July 28, 2000, coupled with the increased R&D activity in the network and user access product lines. Management expects that R&D spending will continue at similar levels through the rest of Fiscal 2002.

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased in the first half of Fiscal 2002 to $21.2 from $24.0 in Fiscal 2001. The lower amortization in the first half of Fiscal 2002 was due to Fiscal 2001 fourth quarter write-downs of the investment in Vertex to reduce the net book value of the intangible assets to be amortized. In addition, the Fiscal 2002 year to date amortization of $21.2 includes an incremental write down of $7.5 associated with the impairment of goodwill and other acquired intangibles (See Recent Significant Events - Special and Excess Inventory Charges Recorded in the First Quarter of Fiscal 2002). The Company's policy is to amortize acquired intangible assets over a two-year period from the date of acquisition, which management believes represents the estimated useful life.

Other Operating Income and Expense Items

INTEREST INCOME
---------------

Interest income was $2.3 and $5.5 for the respective three and six month periods ended September 28, 2001 as compared to $3.4 and $6.4 in the respective same periods in Fiscal 2001. The decrease in each period was due to lower average cash balances on hand.

INTEREST EXPENSE
----------------

Interest expense was $0.3 and $0.6 for the three and six month periods ended September 28, 2001, compared with $4.8 and $10.1 for the respective periods in Fiscal 2001. Management expects interest expense to decrease in Fiscal 2002 compared to Fiscal 2001 as a result of the full repayment of the Company's U.S. dollar denominated long-term debt in the fourth quarter of Fiscal 2001.

INCOME TAXES
------------

Income tax recovery from continuing operations for the quarter ended September 28, 2001 was $0.7, compared with income tax expense of $11.9 for the same period in Fiscal 2001. The year to date income tax recovery of $3.1 includes recoveries of $6.0 associated with the special and excess inventory charge recorded in the first quarter of Fiscal 2002. Excluding the tax recovery on these special charges, the Company recorded a tax expense of $2.9 in the first half of Fiscal 2002. The tax expense was recorded as a result of certain income taxes in Canada , such as the large corporation tax, without the benefit of tax recoveries in other jurisdictions.

BACKLOG
-------

                                              Sept. 28,    June 29,    March 30,
      (millions Cdn$)                           2001         2001        2001
                                              ---------    --------   ----------

      Backlog from continuing operations       $ 118.1      $ 126.8    $ 177.9

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

The backlog decrease from last year and from the end of the first quarter of this fiscal year was attributable to the recent downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis, which caused order push-outs and cancellations, principally in the areas of broadband networking.

NET INCOME (LOSS)
-----------------

The Company recorded a net loss of $33.1, or $0.27 per share in the quarter ended September 28, 2001. This compares to net income of $6.6, or $0.05 per share, in the corresponding period of Fiscal 2001. The Company recorded a net loss of $149.2, or $1.20 per share in the six months ended September 28, 2001. This compares to net income of $28.1, or $0.23 per share, in the corresponding period of Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 28, 2001, cash, cash equivalent and short-term investment balances totaled $209.1, down from $283.7 at March 30, 2001. All of the cash balances at each respective date were held in either cash or highly liquid cash equivalents.

Cash outflow from operations before working capital changes amounted to $103.4 during the first six months of Fiscal 2002 compared to an inflow of $116.0 in the first half of Fiscal 2001 as a result of the special and other charges and lower operating earnings on reduced sales. Since March 30, 2001, the

Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $61.5 mostly due to lower receivables resulting from improved collections and to the write-down of inventories. Management expects to further draw down inventory levels in Fiscal 2002 by reducing production in the fabs and lowering external purchases. As a standard practice, the Company maintains a minimum of critical inventory at its foundries to ensure continuity of supply for its manufacturing requirements.

Cash paid for capital asset additions amounted to $33.7 during the first half of Fiscal 2002 (six months ended September 29, 2000 - $44.0). The additions were primarily related to the construction of a new building for the Company's head office in Ottawa, Canada, and to continuing improvements to information technology resources and design tools.

Long-term debt decreased due to scheduled repayments against capital leases and payment of the first annual installment of $1.4 against the 1996 Canada-Quebec government loan.

No shares were purchased under the normal course issuer bid described elsewhere in this Management's Discussion and Analysis (see Recent Significant Events ).

In addition to cash, cash equivalent and short-term investment balances of $209.1 as at September 28, 2001, the Company had a revolving global credit facility of approximately $25.0, of which $2.3 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $22.7 as at September 28, 2001. Management believes the Company is in a position to meet all foreseeable business cash requirements, including the Fiscal 2002 restructuring program described elsewhere in this Management's Discussion and Analysis, and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER
-----

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At September 28, 2001, the translation account balance was in a credit position of $7.0 as compared to a credit position of $4.3 at the end of Fiscal 2001. The weakened Canadian dollar as measured against, principally, the U.K. pound sterling caused the increase in the translation account balance since the end of last year.

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

Zarlink currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Zarlink relate to the U.S. dollar, U.K. pound sterling and the Euro. As at September 28, 2001, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 30, 2001.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 25, 2001 at the Chateau Laurier Hotel, Ottawa, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:   In respect of the election of directors;

Motion 2:   In respect of the appointment of Ernst & Young LLP as auditors;

Motion 3:   Approval  of the  amendments  to the 1991 Stock  Option Plan for Key
            Employees and Non-Employee Directors (WITHDRAWN); and,

Motion 4:   Approval of amendment to the Articles of Incorporation to change the name of the corporation to Zarlink Semiconductor Inc.

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:                                  Shares
For                                      75,853,240
Withheld                                  1,208,166

Motion 2:                                  Shares
For                                      77,013,671
Withheld                                     73,645

Motion 3:                                Motion was withdrawn

Motion 4:                                  Shares
For                                      76,652,635
Withheld                                    431,984

The following nine directors were re-elected at the 2001 Annual Meeting: Mr. Andre Borrel, Mr. Patrick J. Brockett, Mr. Jean-Jacques Carrier, Mr. Hubert T. Lacroix, Mr. Kirk K. Mandy, Mr. Donald G. McIntyre, Mr. Kent H.E. Plumley, Dr. Henry Simon, and Dr. Semir D. Sirazi. Mr. Plumley was appointed to the Board on August 22, 2000 and Mr. Brockett was appointed on April 9, 2001.

ITEM 6. Reports on Form 8-K

a)    Reports on Form 8-K

      The Company filed a Current Report on Form 8-K in the three months ended September 28, 2001. The Report was dated September 7, 2001 and, following the Company's recent name change to Zarlink Semiconductor Inc., related to the Company's new trading symbol, "ZL", on the New York and Toronto stock exchanges.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ZARLINK SEMICONDUCTOR INC.

November 1, 2001                                JEAN-JACQUES CARRIER
----------------                                --------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President of Finance
                                                and Chief Financial Officer