Form 10-Q
period 2001-12-28
ZARLINK SEMICONDUCTOR INC
filed 2002-02-08
CIK 352435

http://www.zarlink.com
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2001

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

Yes (X)     No ( )

The number of common shares outstanding as at February 1, 2002 was 126,905,044.

                           ZARLINK SEMICONDUCTOR INC.

                                      INDEX

PART I. FINANCIAL INFORMATION (Unaudited)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


            Consolidated Balance Sheets -
            December 28, 2001 and March 30, 2001 ..........................    3

            Consolidated Statements of Loss-
            Three months ended December 28, 2001 and December 29, 2000 ....    4
            Nine months ended December 28, 2001 and December 29, 2000 .....    4

            Consolidated Statements of Cash Flows -
            Nine months ended December 28, 2001 and December 29, 2000 .....    5

            Notes to the Consolidated Financial Statements ................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION  AND RESULTS OF OPERATIONS ..............................   13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK .......................................................   21

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............   21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................   21

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (in millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                Dec. 28,       March 30,
                                                                  2001           2001
                                                               ---------       ---------
ASSETS
Current assets:
  Cash and cash equivalents                                    $  101.5        $  179.9
  Short-term investments                                           27.3              --
  Accounts receivable                                              29.0            54.2
  Inventories                                                      44.9            84.9
  Investment tax credits recoverable                                 --            10.0
  Deferred income tax assets                                        9.1             0.8
  Prepaid expenses and other                                       13.4             8.1
                                                               --------        --------
                                                                  225.2           337.9
                                                               --------        --------
Fixed assets:
  Cost                                                            380.3           361.9
  Accumulated amortization                                       (278.8)         (264.1)
                                                               --------        --------
                                                                  101.5            97.8
                                                               --------        --------
Long-term receivables                                              15.4            10.0
Long-term investments                                              15.9            15.7
Acquired intangible assets                                           --             3.9
Other assets                                                        1.9             3.6
                                                               --------        --------

                                                               $  359.9        $  468.9
                                                               ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                     $   70.9        $   93.2
  Income and other taxes payable                                    3.9             5.1
  Deferred income tax liabilities                                    --             4.6
  Deferred revenue                                                  3.9             3.7
  Current portion of long-term debt                                 3.7             5.8
                                                               --------        --------
                                                                   82.4           112.4
Long-term debt                                                      1.9             4.8
Pension liability                                                  11.2            10.9
Deferred income tax liabilities                                    14.4             4.6
                                                               --------        --------
                                                                  109.9           132.7
                                                               --------        --------
Redeemable preferred shares                                        20.6            21.4
                                                               --------        --------
Shareholders' equity:
  Common shares                                                   687.6           682.3
  Deficit                                                        (500.2)         (400.2)
  Accumulated other comprehensive income                           42.0            32.7
                                                               --------        --------
                                                                  229.4           314.8
                                                               --------        --------
                                                               $  359.9        $  468.9
                                                               ========        ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
        (in millions of U.S dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                            Three Months Ended          Nine Months Ended
                                                                           Dec. 28,     Dec. 29,       Dec. 28,    Dec. 29,
                                                                            2001          2000           2001        2000
                                                                          ---------    ---------      ---------   ---------
Revenue                                                                   $    51.7    $   112.1      $   170.0   $   367.8
Cost of revenue                                                                30.5         53.0          126.6       175.8
                                                                          ---------    ---------      ---------   ---------
Gross margin                                                                   21.2         59.1           43.4       192.0
                                                                          ---------    ---------      ---------   ---------

Expenses:
  Research and development                                                     18.4         21.6           57.4        56.8
  Selling and administrative                                                   13.9         26.4           44.7        68.3
  Stock compensation                                                            3.8          2.0           10.1         3.1
  Special charge                                                                 --           --           34.6          --
  Amortization of acquired intangibles                                          2.2         22.7            4.4        43.2
                                                                          ---------    ---------      ---------   ---------
                                                                               38.3         72.7          151.2       171.4
                                                                          ---------    ---------      ---------   ---------
Operating income (loss) from continuing operations                            (17.1)       (13.6)        (107.8)       20.6
Equity loss from investment in Optenia, Inc.                                   (0.8)          --           (2.2)         --
Other income (expense)                                                         (0.3)         0.4            8.5         0.1
Debt issue costs                                                                 --         --               --        (0.4)
                                                                          ---------    ---------      ---------   ---------
Income (loss) from continuing operations before income taxes                  (18.2)       (13.2)        (101.5)       20.3
Income tax recovery (expense)                                                  (0.1)        (3.1)           3.0       (19.5)
                                                                          ---------    ---------      ---------   ---------
Net income (loss) from continuing operations                                  (18.3)       (16.3)         (98.5)        0.8
                                                                          ---------    ---------      ---------   ---------
Loss from discontinued operations                                                --         (5.6)            --        (5.7)
                                                                          ---------    ---------      ---------   ---------

Net loss for the period                                                   $   (18.3)   $   (21.9)     $   (98.5)  $    (4.9)
                                                                          =========    =========      =========   =========

Net loss attributable to common shareholders after preferred
  share dividends                                                         $   (18.8)   $   (22.4)     $  (100.0)  $    (6.4)
                                                                          =========    =========      =========   =========

Net loss per common share from continuing operations:
      Basic                                                               $   (0.15)  $    (0.14)    $    (0.80)      (0.01)
                                                                          =========    =========      =========   =========
      Diluted                                                             $   (0.15)  $    (0.14)    $    (0.80)      (0.01)
                                                                          =========    =========      =========   =========

Net loss per common share:
      Basic                                                               $   (0.15)  $    (0.18)    $    (0.80)      (0.05)
                                                                          =========    =========      =========   =========
      Diluted                                                             $   (0.15)  $    (0.18)    $    (0.80)      (0.05)
                                                                          =========    =========      =========   =========

Weighted average number of common shares outstanding
  (millions):
      Basic                                                                   126.0        124.4          125.4       119.9
                                                                          =========    =========      =========   =========
      Diluted
                                                                              128.4        126.0          127.5       120.8
                                                                          =========    =========      =========   =========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                                  Dec. 28,       Dec. 29,
                                                                                    2001           2000
                                                                                  --------       --------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss for the period                                                         $  (98.5)      $   (4.9)
  Amortization of capital and other assets                                            20.2          101.0
  Investment tax credits                                                                --            4.8
  Stock compensation expense                                                          10.1            3.1
  Loss on disposal of capital assets                                                   0.3            1.5
  Equity loss from investment                                                          2.2             --
  Deferred income taxes                                                               (2.7)           4.8
  Change in pension liability                                                          0.4           (2.4)
  Decrease (increase) in working capital:
      Accounts receivable                                                             25.5           13.1
      Inventories                                                                     40.3           (4.0)
      Accounts payable and accrued liabilities                                       (17.7)         (19.1)
      Deferred revenue                                                                  --           (3.3)
      Other                                                                           (2.6)          (7.1)
                                                                                  --------       --------
    Total                                                                            (22.5)          87.5
                                                                                  --------       --------

Investing activities:
  Change in short-term investments                                                   (28.0)          26.4
  Expenditures for capital and other assets                                          (27.3)         (59.1)
  Proceeds from disposal of capital assets                                             0.2            1.0
  Proceeds from repayment of note receivable                                           4.4             --
  Acquisitions                                                                          --            6.9
  Proceeds from sale of prior year discontinued operations, net                        1.3             --
  Increase in long-term investments                                                   (2.0)          (5.1)
                                                                                  --------       --------
     Total                                                                           (51.4)         (29.9)
                                                                                  --------       --------

Financing activities:
  Repayment of long-term debt                                                         (0.9)         (11.1)
  Repayment of capital lease liabilities                                              (4.2)         (17.6)
  Dividends on preferred shares                                                       (1.5)          (1.5)
  Issue of common shares, net                                                          3.3            4.8
  Repurchase of common and preferred shares                                           (0.7)          (0.3)
                                                                                  --------       --------
     Total                                                                            (4.0)         (25.7)
                                                                                  --------       --------

Effect of currency translation on cash                                                (0.5)          (3.4)
                                                                                  --------       --------

Increase (decrease) in cash and cash equivalents                                     (78.4)          28.5

Cash and cash equivalents, beginning of period                                       179.9          134.5
                                                                                  --------       --------

Cash and cash equivalents, end of period                                          $  101.5       $  163.0
                                                                                  ========       ========

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1. Change in reporting currency


      Zarlink Semiconductor Inc. (the "Company") has historically prepared and filed its financial statements in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") with a reconciliation to United States (U.S.) GAAP. During the quarter ended December 28, 2001, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with U.S. GAAP. In addition, the Company also began preparing and reporting complete financial statements in accordance with U.S. GAAP.


      The Company made this change to enhance its communication with its shareholders, customers, and suppliers using the currency and accounting rules that are more familiar to these groups. This presentation is also more consistent with the presentation of the financial results of its industry counterparts and competitors.

      There has been no change in the functional currencies used in preparing these unaudited consolidated financial statements.

2. Name change

      On July 25, 2001, the Company formally changed its name from Mitel Corporation to Zarlink Semiconductor Inc. ("Zarlink") after receiving shareholder approval at its annual general shareholders' meeting on that date. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and the Toronto Stock
      Exchange on  September  7, 2001.  All reports  filed by the Company  under
      Section 13 or 15 (d) of the Securities Exchange Act, as amended, prior to September 7, 2001 were filed under the name "Mitel Corporation".

3. Basis of presentation

      In the opinion of management of the Company, the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 28, 2001 and the results of operations and its cash flows for the three and nine month periods ended December 28, 2001 and December 29, 2000, in accordance with U.S. GAAP, applied on a consistent basis.

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 30, 2001 and the Current Report on Form-8K dated December 28, 2001. The Company's fiscal year-end is the last Friday in March.

      Due to the cyclical nature of the business, the results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

      All information is presented in U.S. dollars, unless otherwise stated.

4. Inventories

                                                     Dec. 28,     March 30,
                                                       2001         2001
                                                     --------     ---------
      Raw materials                                  $   4.3       $  12.4
      Work-in-process                                   25.0          46.3
      Finished goods                                    15.6          26.2
                                                     -------       -------
                                                     $  44.9       $  84.9
                                                     =======       =======

      During the first quarter ended June 29, 2001, and in light of the semiconductor industry-wide slow down and higher channel inventories, the Company recorded an excess inventory charge to cost of revenue amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

5. Acquired Intangible Assets

      The balance of the acquired intangibles related to developed technology amounting to $1.6 was written down to nil in the third quarter ended December 28, 2001. The total write down of $1.6 was included with the regular amortization of acquired intangibles of $0.6 on the income statement in the nine months ended December 28, 2001. In addition, fully amortized acquired intangible assets of $172.7 were removed from the accounts of the Company at December 28, 2001.

6. Accounts payable and accrued liabilities

                                                            Dec. 28,   March 30,
                                                              2001       2001
                                                            --------   ---------

      Trade payables                                         $   6.1   $  20.5
      Employee-related payables                                  9.4      11.1
      Goods received not invoiced                                0.1       8.7
      Provision for disposal of discontinued operations         10.7      12.8
      Restructuring provisions (note 10)                        12.0       6.7
      Other accrued liabilities                                 32.6      33.4

                                                             -------   -------
                                                             $  70.9   $  93.2
                                                             =======   =======

7. Redeemable Preferred Shares

      There were 35,200 preferred shares repurchased and cancelled during the nine months ended December 28, 2001 for cash consideration of $0.6 (Cdn$0.9). As at December 28, 2001, there were 1,558,700 redeemable preferred shares issued and outstanding (March 30, 2001 - 1,593,900).

      During the third quarter, a $0.32 (Cdn$0.50) per share dividend was declared and paid on the redeemable preferred shares.

8. Capital stock:

      a)                                            Dec. 28,         March 30,
                                                      2001             2001
                                                   -----------      -----------
      Shares outstanding:
        Common shares                              126,775,462      126,136,799

      The Company has not declared or paid any dividends on its common shares.

         On June 7, 2001, the Company announced its intention to continue its normal course issuer bid program for up to 6,308,907 common shares (5 percent of 126,178,148 common shares issued and outstanding at May 28,
         2001) between June 9, 2001 and June 8, 2002. All repurchased shares will be cancelled. In the nine months ended December 28, 2001, no shares were repurchased under the normal course issuer bid program.

      b) A summary of the Company's stock option activity is as follows:

                                                  Nine Months Ended
                                               Dec. 28,        Dec. 29,
                                                 2001            2000
                                             -----------      -----------
      Outstanding options:
      Balance, beginning of period             9,464,693        9,017,262
      Granted                                  2,125,550        2,868,225
      Exercised                                 (638,663)      (1,033,377)
      Forfeited                                 (983,599)        (493,330)
                                             -----------      -----------
      Balance, end of period                   9,967,981       10,358,780
                                             ===========      ===========

      At a Special Meeting of Shareholders held on December 7, 2001, the Company's shareholders approved certain amendments to the 1991 Stock Option Plan for Key Employees and Non-Employee Directors, including an increase in the maximum number of stock options granted or available for grant to 12 percent of outstanding common shares.

      Available for grant at December 28, 2001 were 5,064,552 (March 30, 2001 - 1,979,470) common shares. The exercise price on outstanding stock options ranges from $1.41 to $23.41 (Cdn$2.25 to Cdn$37.35) per share with exercise periods extending to January 2008.

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

                                                                                  Three Months Ended     Nine Months Ended
                                                                                  Dec. 28,   Dec. 29,   Dec. 28,   Dec. 29,
                                                                                   2001        2000       2001       2000
                                                                                  --------   --------   --------   --------
      Weighted average shares for basic EPS (millions):                            126.0      124.4      125.4      119.9
      Weighted average shares on conversion of stock options (millions)              1.7         --        1.4         --
      Weighted average issued shares subject to restrictions (millions)              0.7        1.6        0.7        0.9
                                                                                   -----      -----      -----      -----
      Adjusted weighted average shares and share equivalents (millions)            128.4      126.0      127.5      120.8
                                                                                   =====      =====      =====      =====

      The  following   options  were  excluded  in  the   computation  of  share
      equivalents because the options' exercise price exceeded the average market price of the common shares:

      i) Options outstanding for the three months ended December 28, 2001 to purchase 2,996,080 shares of common stock at an average price of $11.71 (Cdn$18.69) per share;

      ii) Options outstanding for the nine months ended December 28, 2001 to purchase 3,086,580 shares of common stock at an average price of $11.64 (Cdn$18.57) per share;

      iii) Options outstanding for the nine months ended December 29, 2000 to purchase 394,250 shares of common stock at an average price of $21.41 (Cdn$32.12) per share.

9. Comprehensive income (loss)

      The components of comprehensive income (loss) were as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                      Dec. 28,     Dec. 29,     Dec. 28,     Dec. 29,
                                                                        2001         2000         2001         2000
                                                                      --------     --------     --------     --------
 Net loss for the period                                              $ (18.3)     $ (21.9)     $ (98.5)     $ (4.9)
 Other comprehensive income:
   Unrealized net derivative gains on cash flow hedges                    1.9           --          1.4          --
   Change in cumulative translation adjustment                            4.0          3.6          7.9         2.9
                                                                      -------      -------      -------      ------
Comprehensive loss for the period                                     $ (12.4)     $ (18.3)     $ (89.2)     $ (2.0)
                                                                      =======      =======      =======      ======

      The unrealized net derivative gain on cash flow hedges was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges.

      During the third quarter of Fiscal 2002, the Company recorded a $0.1 net reduction in the quarter's earnings, representing a loss on hedge ineffectiveness. During the nine months ended December 28, 2001, the Company recorded a $1.5 net reduction in the earnings, representing a loss on hedge ineffectiveness.

      The Company also recorded a gain to other comprehensive income for the third quarter of $1.9 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges.

      The components of accumulated comprehensive income was as follows:

                                                               Three Months Ended         Nine Months Ended
                                                              Dec. 28,     Dec. 29,     Dec. 28,     Dec. 29,
                                                                2001         2000          2001        2000
                                                              --------     --------     --------     --------
Balance, beginning of period                                  $  36.1      $   6.6      $  32.7      $   7.3
                                                              -------      -------      -------      -------
Unrealized net derivative gain on cash flow hedges                1.9           --          1.4           --
                                                              -------      -------      -------      -------
Movements in exchange rates -
     Canadian Dollar                                              5.2         (1.4)         7.0         10.4
     United Kingdom Pound Sterling                               (0.8)         4.3          1.5         (6.2)
     Swedish Krona                                               (0.4)         0.3         (1.0)        (0.9)
     Other currencies                                            --            0.4          0.4         (0.4)
                                                              -------      -------      -------      -------
Change in cumulative translation account                          4.0          3.6          7.9          2.9
                                                              -------      -------      -------      -------
Balance, end of period                                        $  42.0      $  10.2      $  42.0      $  10.2
                                                              =======      =======      =======      =======

10. Special charge

      On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $34.6 related to that program in the quarter ended June 29, 2001. The special charge was comprised of a workforce reduction charge of approximately $26.7 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge included the cost of lease and contract settlements of approximately $7.9. As at December 28, 2001, the balance of the restructuring provision included in accounts payable and accrued liabilities amounted to $12.0 (March 30, 2001 - $6.7).

11. Information on business segments

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


      The Company evaluates the performance of each business segment and allocates resources based on operating income from continuing operations, which excludes any intersegment sales of products and services. The Company does not allocate amortization of intangibles, stock compensation expense, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of capital assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those of the Company and as reflected in the consolidated financial statements.

                                                                          Unallocated
Three Months Ended December 28, 2001          Communications     Medical     Costs         Total
                                              --------------     -------  -----------     -------
Revenue                                            $  42.7       $  9.0      $   --       $  51.7
Amortization of buildings
  and equipment                                        5.2          0.1          --           5.3
Amortization of acquired intangibles                    --           --         2.2           2.2
Stock compensation expense                              --           --         3.8           3.8
Segment's operating income (loss)
  from continuing operations                         (12.3)         1.2        (6.0)        (17.1)

                                                                          Unallocated
Three Months Ended December 29, 2000          Communications     Medical     Costs         Total
                                              --------------     -------  -----------     -------
      Revenue                                     $  104.0       $  8.1      $    --      $  112.1
      Amortization of buildings
        and equipment                                 14.3          0.1           --          14.4
      Amortization of acquired intangibles              --           --         22.7          22.7
      Stock compensation expense                        --           --          2.0           2.0
      Segment's operating income (loss)
        from continuing operations                    12.2         (1.1)       (24.7)        (13.6)

                                                                           Unallocated
Nine Months Ended December 28, 2001           Communications    Medical       Costs         Total
                                              --------------    -------    -----------     --------
Revenue                                           $  144.2      $  25.8       $   --       $  170.0
Amortization of buildings and equipment               15.6          0.3           --           15.9
Amortization of acquired intangibles                    --           --          4.4            4.4
Excess inventory charge to cost of sales                --           --         29.1           29.1
Stock compensation expense                              --           --         10.1           10.1
Special charge                                          --           --         34.6           34.6
Segment's operating income (loss) from
continuing operations                                (35.9)         6.3        (78.2)        (107.8)

                                                                           Unallocated
Nine Months Ended December 29, 2000           Communications    Medical       Costs         Total
                                              --------------    -------    -----------     --------
Revenue                                            $ 343.9       $ 23.9       $   --        $ 367.8
Amortization of buildings and equipment               43.0          0.5           --           43.5
Amortization of acquired intangibles                    --           --         43.2           43.2
Stock compensation expense                              --           --          3.1            3.1
Segment's operating income from continuing
operations                                            65.9          1.0        (46.3)          20.6

12. Subsequent events

      (a) Sale of Bromont Foundry

      On January 21, 2002, the Company signed a definitive agreement with Dalsa Corporation ("Dalsa") to sell its foundry facility in Bromont, Quebec, Canada, and the related inventories and business to Dalsa. The Company will receive $13.5 (Cdn$21.6) in cash proceeds and will retain a 19.9 percent interest in the Bromont business. The closing of the transaction, which is subject to the satisfaction of customary conditions, is expected to occur in February 2002.

      The Company expects to record a net loss when realized on closing in the fourth quarter of Fiscal 2002. The loss, net of transaction costs and taxes, is expected to approximate $5.0.

      (b) Sale of Building

      In connection with the sale of the Systems business on February 16, 2001, and the associated real estate agreement, the Company completed the sale of its recently constructed world headquarters on January 10, 2002 to Mitel Research Park Corporation for cash proceeds of $7.4 and entered into an operating lease for a period of ten years. The excess of the building cost and fair value over the sale proceeds amounted to $2.8 and will be capitalized as leasehold improvements to be amortized over the life of the operating lease.

13. Recently issued accounting standards

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

      In October 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The Company expects to adopt SFAD 144 in the first quarter of Fiscal 2003. As at December 28, 2001, the Company had not completed its assessment to determine the impact of adopting this pronouncement, if any, on its consolidated financial statements.

14. Comparative figures

      Certain of the Fiscal 2001 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
(in millions of U.S. dollars, except per share amounts, and in accordance with U.S. GAAP)

The Company changed its legal name to Zarlink Semiconductor Inc. after receiving shareholder approval at the Company's annual general shareholders' meeting on July 25, 2001. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and the Toronto Stock Exchange on September 7, 2001.

Zarlink is a global provider of semiconductors for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit ("ASIC") solutions for applications such as pacemakers, hearing aids and portable instruments. The Company presently employs approximately 1,900 people worldwide, including approximately 500 designers.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and nine months ended December 28, 2001, compared with the corresponding periods in the previous year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 30, 2001.

The Company has historically prepared and filed its financial statements in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") with a reconciliation to United States (U.S.) GAAP. During the quarter ended December 28, 2001, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. Historical consolidated financial statements were restated in accordance with U.S. GAAP. In addition, the Company also began preparing and reporting complete financial statements in accordance with U.S. GAAP.

The Company made this change to enhance its communication with its shareholders, customers and suppliers using the currency and accounting rules that are more familiar to these groups. This presentation is also more consistent with the presentation of the financial results of its industry counterparts and competitors.

RESULTS OF CONTINUING OPERATIONS
--------------------------------

Business Segment Review
-----------------------

Zarlink's continuing operations as a semiconductor company are comprised of two reportable business segments - Communications and Medical. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

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

On January 21, 2002 and subsequent to the end of the third quarter, the Company entered into an agreement with Dalsa Corporation ("Dalsa"), a Canadian semiconductor company, to sell its Bromont foundry business. The Company will receive cash consideration of $13.5 (Cdn$21.6) and retain a 19.9 percent equity interest in the

Bromont business. The transaction is expected to close in the fourth quarter of Fiscal 2002. As a result of the sale, the Company expects to record a net loss, after income taxes and certain transaction costs, of $5.0 in the fourth quarter of Fiscal 2002. Approximately 250 employees affiliated with the Bromont operation will be transferred to Dalsa as part of the agreement. The Company also entered into an agreement with Dalsa for the continued supply of integrated circuits and wafers.

Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

                                                                        Three Months Ended      Nine Months Ended
                                                                       Dec. 28,    Dec. 29,    Dec. 28,    Dec. 29,
(millions of US dollars, except per share amounts, U.S. GAAP)            2001        2000        2001        2000
                                                                       --------    --------    --------    --------
Consolidated revenue from continuing operations                        $  51.7     $ 112.1     $ 170.0     $ 367.8
Communications segment revenue                                            42.7       104.0       144.2       343.9
Medical segment revenue                                                    9.0         8.1        25.8        23.9

Operating income (loss) from continuing operations                       (17.1)      (13.6)     (107.8)       20.6
Communications segment operating income (loss)                           (12.3)       12.2       (35.9)       65.9
Medical segment operating income (loss)                                    1.2        (1.1)        6.2         1.0

Net income (loss) from continuing operations for the period              (18.3)      (16.3)      (98.5)        0.8
Net loss per common share from continuing operations -  Basic             (0.15)      (0.14)      (0.80)      (0.01)
Net loss for the period                                                  (18.3)      (21.9)      (98.5)       (4.9)
Net loss per common share - Basic                                         (0.15)      (0.18)      (0.80)      (0.05)
Weighted average common shares outstanding (millions) - Basic             126.0       124.4       125.4       119.9

Beginning late in the third quarter of Fiscal 2001, the communications semiconductor industry experienced a significant downturn in sales. Management believes that a variety of factors have combined to create market uncertainties that will likely extend through the remainder of the 2002 fiscal year. These factors include a large inventory build-up in the telecommunications and data equipment sectors, a reduced demand for infrastructure equipment from the telephone companies, especially by Competitive Local Exchange Carriers ("CLECs") in the United States, and a slowing of the growth rate of the U.S. and world economies in general.

Revenue from continuing operations for the quarter totaled $51.7, down 54 percent from $112.1 in the third quarter of Fiscal 2001.

Sales continue to be adversely affected by customer and channel inventory adjustments in the Company's network and user access business, a trend that began during the second half of Fiscal 2001. Reflecting the semiconductor communications industry in general, the Company has experienced a reduction in the orders normally booked and shipped in the same quarter (often referred to as "turns"), and order push-outs and cancellations, both resulting from market uncertainties. Since the fourth quarter of Fiscal 2001, the Company has experienced a significant decrease in order push-outs and cancellations, with customers typically placing orders to meet their short-term needs. Management believes that these adverse industry trends will continue through the remainder of Fiscal 2002.

During this slowdown, the Company continued to secure design wins and introduced new products to the market.

In the nine months ended December 28, 2001, the Company recorded a net loss from continuing operations of $98.5, or $0.80 per share, after excess inventory and other charges to cost of revenue of $29.1, a pre-tax restructuring charge of $34.6 and the amortization of acquired intangibles of $4.4. This compares to net income from continuing operations of $0.8, or a loss of $0.01 per share, in the first nine months of Fiscal 2001, after the amortization of acquired intangibles of $43.2.

Communications Segment

                                                  Nine Months Ended
                                               Dec. 28,      Dec. 29,
(millions of U.S. dollars, U.S. GAAP)            2001          2000
Communications revenue by product:             --------      --------
  Network Access                               $  63.3       $ 157.5
  User Access                                     31.3          71.1
  Custom Products                                 49.6         115.3
                                               -------       -------
Total Communications                           $ 144.2       $ 343.9
                                               =======       =======

Communications revenue mix by product:
  Network Access                                    44%           46%
  User Access                                       22%           21%
  Custom Products                                   34%           33%
                                               -------       -------
Total Communications                               100%          100%
                                               =======       =======
Communications operating income (loss)         $ (35.9)       $ 65.9
                                               =======       =======

Communications sales for the nine months ended December 28, 2001 reached $144.2, representing a decrease of 58 percent over the $343.9 achieved in the first nine months of Fiscal 2001. The decrease was principally due to the factors described above.

In the first nine months of Fiscal 2002, Communications operating loss was $35.9, compared to operating income of $65.9 recorded last year in the same period. The loss was due to the lower sales volumes across the segment.

Medical Segment

                                                  Nine Months Ended
                                               Dec. 28,      Dec. 29,
(millions of U.S. dollars, U.S. GAAP)            2001          2000
                                               --------      --------
Revenue:
Medical                                         $ 25.8        $ 23.9
Medical operating income                        $  6.2        $  1.0

For the nine months ended December 28, 2001, sales reached $25.8, an 8 percent increase over the $23.9 achieved in the first nine months of Fiscal 2001 due to growing markets and new product introductions. For the first nine months of Fiscal 2002, Medical recorded an operating income of $6.2 up from $1.0 in the corresponding period of fiscal 2001 as a result of improved sales and margins.

Geographic Revenue

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:

                                                 Nine Months               Nine Months
                                                    Ended       % of          Ended         % of
(millions of U.S. dollars, U.S. GAAP)           Dec. 28, 2001   Total      Dec. 29, 2000    Total
                                                -------------   -----      -------------    -----
United States                                     $   51.8       30%         $  150.1        41%
Europe                                                60.1       35             110.0        30
Asia - Pacific                                        42.7       25              91.7        25
Canada                                                12.0        8              10.1         3
Other Regions                                          3.4        2               5.9         1
                                                  --------      ---          --------       ---
                                                  $  170.0      100%         $  367.8       100%
                                                  ========      ===          ========       ===

For the nine months ended December 28, 2001, the net movement in exchange rates from the same period in Fiscal 2001 positively impacted total revenue from continuing operations by 1 percent ($0.3). The positive foreign exchange impact was primarily a result of changes in the UK pound sterling and the Swedish Krona exchange rates.

GROSS MARGIN
------------

                                                             Three Months Ended        Nine Months Ended
                                                            Dec. 28,    Dec. 29,      Dec. 28,    Dec. 29,
(millions of U.S. dollars, U.S. GAAP)                         2001        2000          2001        2000
                                                            --------    --------      --------    --------
Gross margin                                                 $ 21.2      $ 59.1       $ 43.4      $ 192.0
As a percent of revenue                                          41%         53%          26%          52%
As a percent of revenue,  excluding excess Q1 Fiscal             41%         53%          43%          52%
2002 inventory charge of $29.1

During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the current semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

Excluding the effect of the excess inventory charge of $29.1, the Company's gross margin as a percent of revenue was 43 percent for the nine months ended December 28, 2001. The lower gross margin in the first nine months of Fiscal 2002 compared to the first nine months of Fiscal 2001 was principally attributable to lower sales volumes in the communications segment and the associated negative manufacturing variances resulting from lower plant utilization.

OPERATING EXPENSES
------------------

Research and Development

                                                      Three Months Ended         Nine Months Ended
                                                      Dec. 28,   Dec. 29,       Dec. 28,    Dec. 29,
      (millions of U.S. dollars, U.S. GAAP)             2001       2000           2001        2000
                                                      --------   --------       --------    --------
      R&D expenses                                     $ 18.4     $ 21.6         $ 57.4      $ 56.8
      As a percent of revenue                              36%        19%            34%         15%

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

The increased R&D expenses in the first nine months of Fiscal 2002 were due to incremental R&D resulting from the consolidation of Vertex, which was acquired on July 28, 2000, coupled with the increased R&D activity in the network and user access product lines. The rate of growth in R&D spending was partially offset by a weakened Canadian dollar where the Company's principal network access R&D activities are carried out. Management expects that R&D spending will continue at similar levels through the rest of Fiscal 2002.

Selling and Administrative ("S&A")

                                                      Three Months Ended          Nine Months Ended
                                                     Dec. 28,    Dec. 29,         Dec. 28,    Dec. 29,
      (millions of U.S. dollars, U.S. GAAP)            2001        2000             2001        2000
                                                     --------    --------         --------    --------
      S&A expenses                                   $ 13.9       $ 26.4           $ 44.7      $ 68.3
      As a percent of revenue                            27%          24%              26%         19%

S&A expenses decreased by 47 percent from the third quarter last year to $13.9 in the third quarter of Fiscal 2002 and by 35 percent from the first nine months of last year to $44.7 for the nine months ended December 28, 2001. The decrease was primarily due to cost reduction programs and the effects of the restructuring program implemented mid-way through the quarter ended June 29, 2001. S&A expenses increased as a percentage of revenue in the third quarter and first nine months of Fiscal 2002 from the respective periods in Fiscal 2001 due to the lower sales volumes in Fiscal 2002.

Stock Compensation Expense

The Company's stock compensation expense arises from retention conditions associated with options awarded to certain employees of Vertex Networks, Inc. which was acquired in July 2000, from certain stock options subjected to an exchange program, and certain stock options awarded to former employees.

Special Charge

During the first quarter ended June 29, 2001, the Company recorded a pre-tax special charge to income amounting to $34.6. The associated tax recovery on this charge amounted to $3.9.

On May 10, 2001, the Company's Board of Directors approved a restructuring program to reduce the Company's manufacturing costs and operating expenses in response to adverse market conditions. Accordingly, the Company recorded a pre-tax special charge of $34.6 related to that program in the quarter ended June 29, 2001. The special charge comprised a workforce reduction charge of approximately $26.7 primarily relating to the cost of severance and benefits for the termination of approximately 439 employees throughout the world in Fiscal 2002. In addition, the special charge included the cost of lease and contract settlements of approximately $7.9. As at December 28, 2001, the Company employed approximately 1,900 people worldwide.

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased in the first nine months of Fiscal 2002 to $4.4 from $43.2 in Fiscal 2001. The lower amortization in the first nine months of Fiscal 2002 was due to Fiscal 2001, fourth quarter write-downs of the investment in Vertex to reduce the net book value of the intangible assets to be amortized. In addition, the Fiscal 2002 year to date amortization of $4.4 includes an accelerated write down of $1.6 associated with the impairment of other acquired intangibles to reduce the carrying value to nil as at December 28, 2001.

Other Operating Income and Expense Items

OTHER INCOME (EXPENSE)
----------------------

Other income (expense) is comprised of interest income on cash and short-term investments held, interest expense on long-term debt and capital leases, and certain foreign exchange gains and losses.

Interest income was $1.0 and $4.6 for the respective three and nine month periods ended December 28, 2001 as compared to $2.2 and $6.5 in the respective same periods in Fiscal 2001. The decrease in each period was due to lower average cash balances on hand.

Interest expense was $0.2 and $0.6 for the three and nine month periods ended December 28, 2001, compared with $3.3 and $10.1 for the respective periods in Fiscal 2001. Management expects interest expense to decrease in Fiscal 2002 compared to Fiscal 2001 as a result of the full repayment of the U.S. dollar denominated long-term debt in the fourth quarter of Fiscal 2001.

During  the third  quarter  of Fiscal  2002,  the  Company  recorded  a $0.1 net reduction in the quarter's earnings, representing a loss on hedge ineffectiveness. During the nine months ended December 28, 2001, the Company recorded a $1.5 net reduction in the earnings, representing a loss on hedge ineffectiveness. The company also recorded a net reduction to earnings of $1.0 (Cdn$1.6) in the three and nine months ended December 28, 2001, related to an overhedged position in certain currencies as a result of changes in the Company's foreign currency forecasts. Also impacting other income in the nine months ended December 28, 2001, was a $7.0 (Cdn$10.8) net increase in earnings due to the reversal of a loss on the revaluation of Fiscal 2001 forward contracts relating to the Fiscal 2002 hedging program. This reversal was due to the designation of these contracts as cash flow hedges in Fiscal 2002.

INCOME TAXES
------------

The income tax expense for the quarter ended December 28, 2001 was $0.1, compared with income tax expense of $3.1 for the same period in Fiscal 2001. The year to date income tax recovery of $3.0 included recoveries of $3.9 associated with the special and excess inventory charge recorded in the first quarter of Fiscal 2002. Excluding the tax recovery on these special charges, the Company recorded a tax expense of $0.9 in the first nine months of Fiscal 2002. The tax expense was recorded as a result of certain income taxes in Canada, such as the large corporation tax, without the benefit of tax recoveries in other jurisdictions.

BACKLOG
-------

                                             Dec. 28,    Sept. 28,     March 30,
      (millions of U.S. dollars)               2001         2001         2001
                                             --------    ---------    ----------

      Backlog from continuing operations      $ 60.8      $ 76.7       $ 118.6

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Most of the backlog is scheduled for delivery in the next twelve months.

The backlog decrease from the end of fiscal 2001 and from the end of the second quarter of this fiscal year was attributable to the downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

NET INCOME (LOSS)
-----------------

The Company recorded a net loss of $18.3, or $0.15 per share in the quarter ended December 28, 2001. This compares to a net loss of $21.9, or $0.18 per share, in the same period of Fiscal 2001. The Company recorded a net loss of $98.5, or $0.80 per share in the nine months ended December 28, 2001. This compares to a net loss of $4.9, or $0.05 per share, in the same period of Fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 28, 2001, cash, cash equivalent and short-term investment balances totaled $128.8, down from $179.9 at March 30, 2001.

Cash outflow from operations before working capital changes amounted to $68.0 during the first nine months of Fiscal 2002 compared to an inflow of $107.9 in the first nine months of Fiscal 2001 as a result of the special and other charges and lower operating earnings on reduced sales. Since March 30, 2001, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $45.5 mostly due to lower receivables resulting from improved collections, to the write-down of inventories, and to an inventory reduction program. The inventory reduction program is in response to the decline in sales as a result of the industry downturn. As a standard practice, the Company maintains a minimum of critical inventory at its foundries to ensure continuity of supply for its manufacturing requirements.

Cash paid for capital asset additions amounted to $27.3 during the first nine months of Fiscal 2002 (nine months ended December 29, 2000 - $59.1). The additions were primarily related to the construction of a new building for the Company's head office in Ottawa, Canada, (see below) and to continuing improvements to information technology resources and design tools.

On January 10, 2002 and subsequent to the end of the third quarter, the Company sold its newly constructed head office to Mitel Research Park Corporation for cash proceeds of $7.4 and entered into an operating lease for a period of ten years. The excess of the building cost and fair value over the sales proceeds amounted to $2.8 and will be capitalized as leasehold improvements to be amortized over the life of the operating lease.

Long-term debt decreased due to scheduled repayments against capital leases and in respect of the first annual installment against the 1996 Canada-Quebec government loan.

On June 7, 2001, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,308,907 common shares, representing 5 percent of 126,178,148 common shares issued and outstanding at May 28, 2001. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 9, 2001 and ending on June 8, 2002. As at December 28, 2001, no shares were purchased under the normal course issuer bid program.

In addition to cash, cash equivalent and short-term investment balances of $128.8 as at December 28, 2001, the Company had a revolving demand credit facility of approximately $15.7 (Cdn$25.0), of which $3.0 (Cdn$4.8) was outstanding in the form of letters of credit. Accordingly, the Company had unused and available demand bank lines of credit amounting to $12.7 (Cdn$20.2) as at December 28, 2001. Management believes the Company is in a position to meet all foreseeable business cash requirements, including the Fiscal 2002 restructuring program described elsewhere in this Management's Discussion and Analysis, and debt service from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER
-----

Foreign Currency Translation

Management periodically evaluates the financial and operational independence of its foreign operations and the resulting accounting classification of the foreign subsidiaries as self-sustaining enterprises. Should a foreign subsidiary cease to be classified as self-sustaining, then translation gains or losses on consolidating the foreign subsidiary's financial statements would be charged to operating income instead of a separate component of shareholders' equity. At December 28, 2001, the accumulated other comprehensive income balance was in a credit position of $42.0 as compared to a credit position of $32.7 at the end of Fiscal 2001. The stronger U.S. dollar as measured against, principally, the Canadian dollar caused the increase in the translation account balance since the end of fiscal 2001.

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

In October 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes SFAS 121, and the accounting and reporting provisions of APB 30, for the disposal of a segment of a business. The Company expects to adopt SFAD 144 in the first quarter of Fiscal 2003. As at December 28, 2001, the Company had not completed its assessment to determine the impact of adopting this pronouncement, if any, on its consolidated financial statements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Zarlink currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for Zarlink relate to the U.S. dollar, U.K. pound sterling and the Euro. As at December 28, 2001, there were no material changes in information about market risks as disclosed in the Company's Form 10-K for the fiscal year ended March 30, 2001.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on December 7, 2001 at Zarlink's headquarters in Ottawa, Canada. At the Special Meeting, the following matters were presented to shareholders for approval:

Motion 1: In respect of amendments to the 1991 Stock Option Plan for Key Employees and Non-Employee Directors to increase the stock option pool outstanding and available for grant to 12 percent of common shares outstanding.

Motion 2: In respect of other amendments to the Stock Option Plan.

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:                                        Shares
For                                              56,378,034
Against                                          18,426,848

Motion 2:                                        Shares
For                                              71,290,335
Against                                          3,514,547

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits

      99 - Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles.

      99.1 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement.

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended December 28, 2001.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ZARLINK SEMICONDUCTOR INC.

February 8, 2002                                JEAN-JACQUES CARRIER
----------------                                --------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President of Finance
                                                  and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                                    PAGE

99              Selected Consolidated Financial Statements
                in U.S.  Dollars  and in  accordance  with
                Canadian  Generally  Accepted   Accounting
                Principles.                                          24 -28

99.1            Management's  Discussion  and  Analysis of
                Financial   Condition   and   Results   of
                Operations - Canadian Supplement.                    30-31