Form 10-K
period 2002-03-29
ZARLINK SEMICONDUCTOR INC
filed 2002-06-26
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (MARK ONE)

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended March 29, 2002

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to ___________

                          Commission File Number 1-8139

                           ZARLINK SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)

              Canada                                 Not Applicable
---------------------------------------     ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

400 March Road, Ottawa, Ontario, Canada                  K2K 3H4
---------------------------------------     ------------------------------------
(Address of principal executive offices)           (Zip or Postal Code)

Registrant's telephone number, including area code:  (613) 592-0200

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
         Title of each class                        on which registered
---------------------------------------     ------------------------------------
     Common shares, no par value                  New York Stock Exchange

        The common shares are also listed on The Toronto Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes |X|   No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                            [Cover page 1 of 2 pages]

                                                 Exhibit Index Begins on Page 82

      At May 31, 2002, 127,164,078 common shares of Zarlink Semiconductor Inc. ("Zarlink" or the "Company") were issued and outstanding. Non-affiliates of the registrant held 115,279,881 shares having an aggregate market value of $858,835,113 based upon the closing price of the common shares on the New York Stock Exchange (May 31, 2002 being the last trading day) of $7.45.

      Common shares held by shareholders holding more than 5% of the outstanding common shares and by each executive officer and director of Zarlink have been excluded from the non-affiliated common share total in that such persons may be deemed to be affiliates of Zarlink. Exclusion of such common shares is not necessarily a conclusive determination of the affiliate status of any holder thereof for any other purpose.

      Documents incorporated by reference: None

(Financial information and references to "$" or "dollars" are expressed in millions of United States dollars unless otherwise stated or unless the context otherwise indicates.)

The following trademark is mentioned in this Annual Report on Form 10-K: ZARLINK which is a trademark of Zarlink Semiconductor Inc.

                            [Cover page 2 of 2 pages]

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.........................................................................1
   Item 1. Business............................................................1
      Overview.................................................................1
      Financial Information....................................................2
      Business Strategy........................................................2
      Recent Significant Events................................................3
      Industry.................................................................5
      Products and Customers...................................................5
         Communications Segment................................................6
           Network Access......................................................6
           User Access.........................................................7
         Medical Segment.......................................................8
      Sales, Marketing and Distribution........................................8
      Competition..............................................................9
      Manufacturing...........................................................10
      Research and Development................................................11
      Government Regulation...................................................11
      Employees...............................................................11
      Proprietary Rights......................................................12
      Forward-Looking Statements and Risk Factors.............................12
         Technological Changes; Necessity to Develop and
           Introduce New Products.............................................13
         Competition..........................................................13
         Dependence on Key Personnel..........................................13
         Intellectual Property Protection.....................................14
         Intellectual Property Claims.........................................14
         Acquisitions.........................................................14
         Significant International Operations.................................15
         Foreign Exchange and Interest Rate Exposure and Concentration
           of Credit Risk.....................................................15
         Environmental Regulations............................................15
         Regulatory Requirements..............................................16
         European Union and the Euro..........................................16
         Other Factors........................................................16
   Item 2. Properties.........................................................16
   Item 3. Legal Proceedings..................................................16
   Item 4. Submission of Matters to a Vote of Security Holders................16
PART II.......................................................................17
   Item 5. Market for Registrant's Common Equity and Related
             Stockholder Matters..............................................17
   Item 6. Selected Financial Data............................................18
   Item 7. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................19
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......32
   Item 8. Financial Statements and Supplementary Data........................33
   Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............................63
PART III......................................................................64
   Item 10.  Directors and Executive Officers of the Registrant...............64
         Directors ...........................................................64
         Statement of Corporate Governance Practices..........................65
         General..............................................................65
           Mandate of the Board...............................................66
           Composition of the Board and of its Committees.....................67
           Audit Committee....................................................67

           Compensation Committee.............................................67
           Nominating Committee...............................................68
           Executive Committee................................................68
           Independence from Management.......................................68
           Decisions Requiring Prior Approval by the Board of Directors.......68
           Other..............................................................68
      Executive Officers......................................................69
   Item 11.  Executive Compensation...........................................70
         Summary Compensation Table...........................................71
         Employee Share Ownership Plan........................................71
         1991 Stock Option Plan for Key Employees and Non-Employee
           Directors..........................................................72
         Option Grants During Fiscal 2002.....................................74
         Year-End Option Values Table.........................................75
         Other Compensation...................................................75
           Employment Agreement of the President and CEO......................75
           Executive Termination Agreements...................................76
         Compensation of Non-Employee Directors...............................76
         Option Information For Non-Employee Directors........................77
         Directors' and Officers' Liability Insurance.........................77
         Indebtedness of Officers, Directors and Employees....................77
         Report on Executive Compensation.....................................77
         Performance Graph....................................................79
   Item 12.  Security Ownership of Certain Beneficial Owners and Management...79
   Item 13.  Certain Relationships and Related Transactions...................81
PART IV.......................................................................82
   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...82
Signatures....................................................................85
Power of Attorney.............................................................86

                                    PART I.

      Item 1. Business

      Unless the context indicates otherwise, "Zarlink" and the "Company" refer to Zarlink Semiconductor Inc. and its consolidated subsidiaries. The registered office and the principal executive offices of Zarlink are located at 400 March Road, Ottawa, Ontario, Canada K2K 3H4 and its telephone number at that address is (613) 592-0200.

      Zarlink was incorporated in Canada in 1971 and continued under the Canada Business Corporations Act in 1976. On July 25, 2001, the Company formally changed its name from Mitel Corporation to Zarlink Semiconductor Inc. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and The Toronto Stock Exchange on September 7, 2001. All reports filed by the Company under Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, prior to August 13, 2001 were filed under the name "Mitel Corporation".

      The Company reports its financial accounts in U.S. dollars. All financial information and references to "$" and "dollars" are expressed in millions of U.S. dollars unless otherwise stated or unless the context otherwise indicates.

      Zarlink has historically prepared and filed its financial statements in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") with a reconciliation to United States (U.S.) GAAP. During the third quarter ended December 28, 2001, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. In addition, the Company also began preparing and reporting complete financial statements in accordance with U.S. GAAP. Historical consolidated financial statements are presented in accordance with U.S. GAAP.

      Zarlink made this change to enhance its communication with its shareholders, customers and suppliers using the currency and accounting rules that are more familiar to these groups. Management believes this presentation is also consistent with the presentation of the financial results of its industry counterparts and competitors.

      Overview

      Zarlink's mission is to employ its formidable analog, digital and mixed-signal capabilities to provide the most compelling semiconductor products for the wired, wireless, and optical connectivity markets and ultra low-power medical applications, ahead of competition, to earn a superior return to the Company's shareholders.

      Communications

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

      In the communications market, Zarlink specializes in microelectronic solutions for broadband connectivity over wired, wireless and optical media. The product line enables voice and data convergence for high speed Internet systems, switching systems, and subscriber access systems in the Network Access and User Access market segments. Zarlink is a world leader in time division multiplex ("TDM") switching, asynchronous transfer mode ("ATM") convergence, Internet Protocol ("IP") switching, network timing and synchronization, Very Short Reach ("VSR") Optical Interconnections and Radio Frequency ("RF") interfaces for time division multiple access ("TDMA") cellular handsets and set-top box tuners for these markets. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. See "Business- Products and Customers."

      Since the mid-1980s, the global communications industry has been characterized by rapid structural change and economic growth caused by technological innovation, economic factors, and changes in government policies that encourage competition and increase choice. The evidence for these changes includes the impact of the Internet, deregulation, optical networking technology, broadband connectivity, wireless and mobile communications, and demand by enterprises for cost-effective, multi-functional networks and applications.

      The impact of these factors, particularly customer demand for increasingly complex networks, resulted in a rapid expansion by networking equipment companies in the late 1990's and through the first half of calendar 2000. This, in turn, helped to fuel the growth of component suppliers providing products to meet the expected growth in demand. By the end of 2000, however, the general economy began to slow down and capital markets retrenched. With this, network capital spending plans were reduced across the market resulting in swelled inventories held by equipment manufacturers, distributors, and component suppliers, to far exceed the immediate requirements. This trend continued through calendar 2001 and into calendar 2002 across the communications industry. Many communications sector companies, including Zarlink, announced inventory write-downs and restructurings to reduce operating costs during this downturn. Management believes the downturn will continue through most of calendar 2002 and until inventories are sufficiently reduced in the channels.

      Management believes certain key technology drivers will help to invigorate demand over the next several years such as the convergence of services over IP networks. Network platforms will become increasingly multifunctional and converged, supporting multiple access to combined voice, data and video communications services, thus reducing the operating costs associated with separate networks. Management anticipates that significant industry growth areas will include wired, wireless and optical networks. The capital spending of recent years has created an installed base of over one trillion dollars in equipment in which new services will be provided over existing connectivity. Content rich applications will drive the need for more bandwidth and the technologies that can provide it. For example, management believes that consumer demand for entertainment services will fuel the growth of set-top boxes in the home. In addition, management believes an increasingly mobile population will also drive demand for new services through wireless applications.

      Medical

      Zarlink's medical application specific integrated circuits ("ASICs") and application specific standard products ("ASSPs") provide solutions for applications such as pacemakers, hearing aids, portable instruments and other ultra low power applications.

      Today's population demands enhanced healthcare solutions for better living. The drive to better overall health means that people of all ages want improved methods of detection and more effective therapy for their health concerns. Management believes that Zarlink is a leader in designing silicon solutions that meet the rigorous standards and evolving requirements of equipment makers and customers in the medical field.

      Financial Information

      Financial information about industry segments and about foreign and domestic operations and export sales is provided under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Item 8 in Note 24 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Financial information about Research and Development is described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Business Strategy

      Zarlink's strategy is to exploit the following major developments that management believes are under way in the communications and medical industries:

o Convergence of voice onto packet based data networks requiring superior Quality of Service ("QoS") voice functionality;

o Emergence of broadband connectivity as a fundamental requirement for high value multimedia networking;

o Increasing requirement for analog mixed signal integrated circuit ("IC") technologies in high-speed applications; and

o The increasing use of microelectronics to improve health care and quality of life and reduce health care costs.

      Zarlink's competencies range from the design of microelectronic components and software for wired, wireless and optical communications to ultra low power design competencies for medical applications. Management believes the Company's competitive advantages include system design knowledge, high frequency, high performance analog/mixed signal design and optoelectronics design capability for wired, wireless and optical applications, and ultra low power design techniques for medical applications.

      The key elements of Zarlink's business strategy include the following:

o Provide the most compelling products, ahead of the competition, for the wired, wireless and optical connectivity markets and ultra low power medical applications;

o Focus on microelectronic solutions that integrate voice with high QoS on packet based networks;

o Exploit its ultra low power design capability and analog and mixed signal design skills in the communications market;

o Exploit its leadership position in implantable (in-vivo) and wearable medical devices while developing further its line of products for the instrument market; and

o Remain fabless for complementary metal oxide semiconductor ("CMOS") processes and maintain fabrication capability specializing in high performance bipolar and optical technology for strategic advantage in these areas.

      Management believes the Company is well positioned to implement its business strategy by reason of its strong core technologies for signaling, transporting and switching voice and data; and its strong position in RF technology with applications ranging from tuners for set-top-boxes to cellular telephones, and its advanced optoelectronic devices used in high speed applications. Its unique ultra low power CMOS process technology enables the Company to maintain a major position in medical applications. See "Business-Products and Customers."

      Recent Significant Events

      Industry Slow Down

      Beginning in the third quarter of Fiscal 2001, the communications semiconductor industry experienced a significant downturn in sales. Management believes that a variety of factors have combined to create market uncertainties that extended throughout the 2002 fiscal year. These factors included a large inventory build-up in the telecommunications and data equipment sectors that was exacerbated by a reduced demand for infrastructure equipment from the telephone companies, especially by Competitive Local Exchange Carriers ("CLECs") in the United States. Further, a slowing of the growth rate of the U.S. and world economies in general adversely impacted capital spending to send the communications industry into a slump not seen in many years. Management believes that these adverse industry trends will continue through calendar 2002.

      CMOS Fabrication Facilities Sold in the Fourth Quarter of Fiscal 2002

      Plymouth Foundry

      On March 28, 2002, Zarlink sold its wafer fabrication facility in Plymouth, UK, as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG ("X-FAB") of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and an interest-free note receivable of $18.0 repayable over three years. The Plymouth facility comprised two CMOS wafer fabrication lines for producing digital and mixed-signal communications and medical semiconductors.

      The gain on sale of the Plymouth business amounted to $14.7 and was deferred as an offset to the note receivable. The gain will be recognized into income as the note receivable is collected.

      As part of the sale, the two companies signed a five-year agreement to ensure continuity of supply for Zarlink products manufactured at Plymouth. There is no minimum unit volume purchase requirement under the agreement. Approximately 175 Zarlink employees engaged in wafer production were transferred to X-FAB as part of the sale. Zarlink will continue to employ the remaining on-site staff of design engineers, product developers, and test engineers.

      Bromont Foundry

      On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, Canada and related business to DALSA Semiconductor Inc. ("DALSA") for $16.9. Under the agreement, Zarlink received from DALSA $13.0 in cash and retained a 19.9% investment in the Bromont foundry. The Bromont facility is an operation featuring CMOS process technology for digital and mixed-signal (analog/digital) communications products. The plant also has other processes supporting industrial, scientific and space applications, particularly high-end imaging applications.

      The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont. There is no minimum unit volume purchase requirement under the agreement. Approximately 250 Zarlink employees affiliated with the Bromont operation were transferred to DALSA as part of the agreement.

      The Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2, in the fourth quarter of Fiscal 2002.

      Special Charges Recorded in Fiscal 2002

      In response to the industry downturn, the Company announced on May 10, 2001 that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of the Company's total employee base by 439 employees, globally, which was completed by the end of Fiscal 2002. Further administrative workforce reductions were implemented in the fourth quarter of Fiscal 2002 affecting 32 employees around the world. This extension to the program will be completed in the second quarter of Fiscal 2003. The total cost of the workforce reduction program was estimated to be $25.5 in Fiscal 2002.

      As a result of the workforce reduction program and consolidating design activity, the Company took steps to provide for excess leased facilities in Ottawa, Canada, San Jose, California in the United States, the United Kingdom, and the Far East. The cost of the lease and contract settlements amounted to $8.9 in Fiscal 2002.

      The Company's enterprise resource planning ("ERP") system was originally designed for a company heavily engaged in manufacturing with a much larger workforce. During Fiscal 2002, the Company reviewed its information system requirements as Zarlink evolved from a significant manufacturing concern to a mostly fabless semiconductor company. In light of the sale of its two CMOS fabs and a significant reduction in its workforce in Fiscal 2002, the Company determined that the number of licenses required going forward would be significantly lower. Accordingly, the Company recorded an impairment charge for its ERP system and certain other assets amounting to $1.1 in the fourth quarter of Fiscal 2002.

      Zarlink also reviewed the carrying value of certain long-lived assets, including an investment held at cost, during Fiscal 2002. Based on an analysis of estimated future undiscounted cash flows, the Company determined that these assets were impaired. Accordingly, a charge of $5.6 was recorded in the fourth quarter of Fiscal 2002 to reduce the carrying value of these assets to their estimated fair value.

      The total of these pre-tax special charges amounted to $41.1, of which $34.6 was recorded in the first quarter and $6.5 was recorded in the fourth quarter of Fiscal 2002.

      In addition, the Company reviewed its inventory requirements in the first quarter of Fiscal 2002 for the succeeding 12 months in light of the current semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

      Investment in Optenia, Inc.

      In Fiscal 2001, Zarlink made an initial equity investment of approximately $5.7 in Optenia, Inc. ("Optenia"), a start-up developer of photonic components and sub-systems for high-capacity optical networks. During the fourth quarter of Fiscal 2002, Optenia was placed into receivership and liquidated after failing to raise sufficient additional venture capital necessary to continue operations. Accordingly, the Company wrote off its remaining investment in Optenia, amounting to $3.5, in the fourth quarter of Fiscal 2002.

      Amendment to 1991 Stock Option Plan for Key Employees and Non-employee Directors

      On December 7, 2001, Zarlink's shareholders approved two amendments that significantly changed the Company's stock option plan for key employees and non-employee directors. Management believes that these amendments enhance the plan's flexibility and make it more responsive to the competitive requirements of the semiconductor industry.

      For the first amendment, shareholders voted to increase the option pool outstanding and available for grant to 20,227,033 common shares, representing approximately 12% of the then outstanding common shares. Shareholders also approved a second amendment that brings certain 10-year old plan provisions in line with current industry practice as well as granting shareholders the right to approve any future option exchange programs.

      Common Share Repurchase Program

      On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding as of May 31, 2002. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the previous program during the period from June 9, 2001 to June 8, 2002.

      Industry

      The primary markets for Zarlink's products are the network access and user access communications markets and the medical devices markets. Each of these markets is expected to grow economically and evolve technologically over the next several years, which management believes should provide revenue growth opportunities to Zarlink. The increased requirements of end users, coupled with new opportunities should continue to drive the demand for network communications equipment and infrastructure over the long-term. The deregulation of telecommunications services in many parts of the world has resulted in increased competition and demand for new services. In addition, the low penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. Management believes that these developments represent significant new market opportunities for Zarlink over the next several years.

      Products and Customers

      Zarlink manufactures and sells communications semiconductor products for the wired, wireless and optical markets. Zarlink also addresses the medical market with its in-vivo and wearable solutions. Communications segment revenue accounted for 84%, 93% and 93% of the Company's total revenue from continuing operations in Fiscal 2002, 2001, and 2000, respectively. Medical segment revenue accounted for the balance in each respective year.

      Zarlink's integrated circuits are microelectronic component parts that offer the high feature integration, low power consumption and low physical space required for the design of advanced systems. Such products are designed to provide advanced features and control functions for a wide variety of electronic products and systems.

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

      Zarlink has a diverse and established base of some 374 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, data communications, and medical sectors. In Fiscal 2002, Zarlink had revenues from one external customer, a major distributor, which exceeded 10% of total sales. Sales to this distributor in Fiscal 2002 amounted to $27.1, or 12% of sales from continuing operations (Fiscal 2001 - $64.6, or 14% of sales).

      Communications Segment

      The microelectronics market for communications is large - comprising local area networking, wide area networking, optical communications, cellular, set-top-boxes, and communications processors, among others. Within this diverse market, the Company focuses on providing a range of solutions that shape, signal, transport and switch real-time traffic in the wired, wireless, and optical networks. The Company's communications segment can be grouped in two groups: (i) Network Access and (ii) User Access.

      Network Access

      Network Timing and Synchronization

      Management believes that Zarlink is the industry leader in digital Phase Lock Loops ("PLLs") for network timing and synchronization in T1/E1 and synchronous optical network ("SONET") and synchronous digital hierarchy ("SDH") applications. These products facilitate high reliability voice and data communications across the telecommunications network by maintaining and distributing clocks in a system even when source clocks are interrupted or when back-up clocks are required. They are extensively used in central offices, private branch exchanges ("PBXs"), wireless base stations, routers, multi service provisioning platforms, ATM edge switches, Media Gateways and Integrated Access Devices ("IADs").

      Framers and Line Interface Units ("LIUs")

      Zarlink provides single- and multi-port, feature-rich T1/E1/J1 transceiver/framer products that meet the latest recommendations and standards from Telcordia, American National Standards Institute ("ANSI"), European Telecommunications Standards Institute ("ETSI") and the International Telecommunication Union ("ITU").

      TDM Switching (timeslot interchange)

      Management believes that Zarlink offers the most comprehensive line of digital (Time Slot Interchange) switches in the industry. Zarlink's extensive digital switch family extends from basic switches, up to 32,768 channel featured switches, with a non-blocking capacity of 16,384 x 16,384 channels and low power consumption. Digital switches are used in a wide variety of applications, including central offices, PBXs, wireless base stations, routers, multi-service provisioning platforms, Remote Access Servers and Concentrators, Media Gateways and IADs.

      Voice Echo Cancellation

      Zarlink offers a range of Multi-Channel Voice Echo Cancellers for Voice over IP ("VoIP"), Voice Telephony over ATM ("VToA"), Voice over Frame Relay ("VoFR"), T1/E1, personal communications services ("PCS") wireless base stations and Gateway applications. Zarlink's voice echo cancellation algorithms have been qualified by major operators across the world.

      ATM SAR

      Zarlink's line of high density ATM segmentation and reassembly ("SARs") devices are designed to convert TDM traffic to ATM in access- and carrier-class equipment, such as concentrators, multiplexers and multiservice switches.
Management believes that Zarlink offers the highest density ATM SARs in the industry.

      Network Convergence - IMA

      Zarlink's multi-port Inverse Multiplexing for ATM ("IMA") devices were the industry's first ASSPs to focus on delivering IMA functionality for ATM-based services over an existing T1/E1 infrastructure, interfacing directly to most framers on the market.

      Multi-port IP Switch

      Supported by advanced network management software, Zarlink's multi-port Ethernet switch devices provide a full suite of features, including enhanced QoS for packet prioritization, Layer 3 routing, IP multicast, protocol filtering, port mirroring, port trunking, buffer management and stacking at interface. Switch applications include routers, VoIP gateways, and wireless base stations.

      Telephone and Line Card Devices

      Zarlink  offers  a  wide  range  of  exchange  and  subscriber  solutions, including silicon and hybrid subscriber line integrated circuits ("SLICs"), Digital Subscriber Interfaces, Data Access Arrangements ("DAAs"), dual tone multifrequency ("DTMF") Receivers and Transceivers, Central Office Interface Circuits ("COICs"), Calling Number Identification Circuits ("CNICs"), Compression/Decompression ("CODECs") and Integrated Digital Phone ICs.

      Optical Data Communications

      Zarlink offers a range of Parallel Optical Fiber modules for use as local interconnect in terabit-class switches and routers, and to provide Optical Interface Forum ("OIF") VSR, Infiniband and 10 Gbit Ethernet optical links. Throughputs of up to 30 GB/s are supported with a variety of fiber counts and formats. Zarlink also provides a range of discrete light emitting diodes ("LEDs"), photo intrinsic diodes ("PINs") and Duplex Opto Transceivers in a variety of wavelengths and speeds for use in a wide range of communication and industrial applications.

      Multi-Sourced Parallel Fiber Modules

      Zarlink's modules are designed to exploit their patented Smart OSA(TM) ("Optical Sub-Assembly") self-aligning assembly technology, as already employed in the existing 623 family of 12, 8 and 4 channel Parallel Fiber Modules. Zarlink has entered into Multi-Source Agreements (MSA) with Agilent Technologies Inc. and W.L. Gore & Associates, Inc. for the supply of compatible modules that meet an agreed to fit, form and function agreement between the parties.

      User Access

      Digital Television

      Zarlink provides tuner and demodulator products for Satellite, Terrestrial and Cable set-top boxes, Digital TV receivers and, in the future, Home Media Centers. For many years Zarlink has been one of the world's prime suppliers of fast PLLs and synthesizers, based on its in-house advanced bipolar processes that are suitable for use in both analog and digital receivers and set-top boxes. The latest developments include highly integrated CMOS system-on-a-chip solutions for the emerging (Terrestrial) integrated Digital Television ("iDTV") market that enables the convergence of entertainment, information access, voice and other services.

      Digital Cellular Telephony

      Zarlink has built on the success of its earlier analog chipsets by developing new products to address emerging, multi-mode cellular standards. The current portfolio for high volume digital cellular applications includes both RF and mixed signal components for primarily TDMA handsets and the growing 2.5 generation GAIT (GSM ANSI136 interoperability team), general packet radio service ("GPRS"), enhanced data for GSM evolution ("EDGE") markets. These ICs are multi-band and multi-mode, offering a high level of integration. Zarlink devices are found in products from many of the top handset manufacturers in the world.

      Bluetooth

      Zarlink is applying its RF and mixed-signal expertise to produce a low-powered, small footprint, CMOS Radio IC, which because of its "BlueRF" industry standard interface can be used in a broad range of Bluetooth applications, especially those requiring battery operation.

      Medical Segment

      The  high  cost  of  medical   care  is   generating   opportunities   for
microelectronics-based products that reduce health-care costs and improve quality of life. In-vivo medical devices such as pacemakers and wearable devices such as hearing aids, portable equipment and communicating devices that monitor patients in and outside a hospital are examples of emerging markets in which Zarlink's experience and skills have immediate relevance.

      From its developments in hearing aids, management believes that Zarlink has world-class expertise in ultra low power audio processing and digital signal processing ("DSP"). Zarlink is moving to leverage that expertise in high growth applications and markets.

      Zarlink is combining its expertise in ultra low power design with its extensive RF integrated circuit design experience to develop solutions for short-range communication for in-vivo medical and other high growth applications.

      Management believes that Zarlink is a major supplier of microelectronics components for medical applications, and has a core competence in ultra low power integrated circuit design. Zarlink's expertise in ultra low power, high-reliability integrated circuit design has enabled the Company to make medical devices with high performance and exceptionally long battery life.

      Sales, Marketing and Distribution

      The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues.

      Zarlink  sells its products  through both direct and indirect  channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity and integration requirements, the stage of product introduction, geographic presence and location of markets, and volume levels. Zarlink sells its products in over 43 countries, through a network of 45 independent representatives and distributors and through a direct sales force. Representatives generally have strong relationships with Zarlink's end customers. These representatives assist with the design of customer solutions incorporating Zarlink products, which are then supplied through distributors. Zarlink has implemented a strategic account program focusing on the development of business with the key network equipment suppliers in the industry. Direct sales force personnel from each of Zarlink's sales regions collaborate to manage business with these multinational enterprises.

      The primary markets for Zarlink's products are the technologically driven industries. The telecommunications equipment, routers and access equipment and medical device industries represent major end markets for Zarlink. Management believes Zarlink's revenue growth over the long term will be supported by various factors that drive demand for telecommunications equipment and infrastructure [See Business - Overview]. The increasing penetration of telephone service in emerging countries is also a strong driver for both wireless and wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

      The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in the United Kingdom, the United States, Canada, Singapore and Japan to serve customers in all parts of the world. The applications groups assist original equipment manufacturers ("OEMs") in designing their next generation products using Zarlink components. Zarlink has a strong record of soliciting customers with design ideas and obtaining design wins. The design win cycle starts when Zarlink and/or its representatives identify a need for one of its standard communications products that meet certain specifications in a customer's equipment design. Once Zarlink's product is selected for a design, the Company generally is assured of providing the semiconductor for the product until the product is no longer manufactured.

      Americas

      Until recently, Zarlink's semiconductor products (other than Medical) were primarily sold through representatives of manufacturers and distributors.
Zarlink's sales representatives, who dealt directly with the end customer, assisted with the design of systems incorporating Zarlink products. These products were then supplied through Zarlink's distributors. Beginning late in Fiscal 2002, the Company decreased its reliance on representatives and moved to a mostly direct selling model in order to enhance customer relationships. The direct sales force includes major account teams that target specific large customers for standard product deliveries. Distributors also continue to form an integral part of the Company's sales strategy.

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

      Asia/Pacific

      The Asia/Pacific area is a major geographical market for Zarlink's semiconductor products, with China, Korea, Japan, Taiwan and Malaysia being the largest markets. Zarlink's semiconductor products are also sold in Australia, Hong Kong, Thailand, New Zealand, Singapore and the Philippines. The Company is expanding into other emerging markets in Asia/Pacific, such as India.

      Zarlink maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China for semiconductor products. Over 64 % of sales in these areas are achieved through representatives and distributors. The sales offices provide a service linking customers, local representatives and applications support groups that assist OEMs in designing products with Zarlink components.

      Competition

      Competition in the semiconductor market is intense, with new entrants continually coming into the industry. Rapid technological change, ever-increasing functionality due to integration, a focus on price performance, and evolving standards characterize the markets for Zarlink's products. Competition is based principally on design and system expertise, customer relationship, service and support. Management believes Zarlink compares favorably through its focus on proprietary designs, its intellectual property and large patent portfolio for network access and user access markets and the medical markets and its sales and support network.

      In the communications market, Zarlink focuses on the convergence of real time traffic with data. Management believes Zarlink has substantial intellectual property associated with networking real time traffic such as voice.

Converged voice networking requires competencies in regulatory policies, analog and mixed signal design, specialty processes, and voice quality.

      Zarlink primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, and optoelectronic segments of the communications market rather than competing with commodity products. Proprietary designs provide long product life cycles with customers and present a significant barrier to entry.

      Management believes that Zarlink's sales channels and applications support compare favorably to those of its competitors by providing worldwide coverage and extended support to assist customers in getting their products to market quickly.

      Within the Network Access market segment, Conexant Systems, Inc. ("Conexant"), PMC-Sierra, Inc., Agere Systems, Inc., Infineon Technologies AG
("Infineon"), and Motorola, Inc. ("Motorola") are the Company's main global competitors in one or more product lines. Management believes that Zarlink competes favorably in Network Access based on Zarlink's extensive intellectual property rights in converged networks and in QoS while meeting regulatory and industry standards.

      In the optoelectronic area of Network Access, competitors in the LED and PIN diode business sectors include Agilent Technologies Inc., Honeywell Inc., Epitaxx Inc. and Tyco Electronics in North America and Infineon in Germany. In this segment, management believes that Zarlink competes primarily on product quality and customization capability. In the single channel vertical cavity surface emitting laser ("VCSEL") market, Zarlink enjoys a shared leadership position with Honeywell. In the VCSEL array market, Zarlink was first to market to establish a leadership position and competes via sales support and price performance. In respect of the VSR SMART OSA transceiver, Zarlink competes mainly with Infineon and W.L. Gore & Associates, Inc., Agilent Technologies Inc., and PicoLight. Management believes that Zarlink's patented technology and higher performance will provide the Company with a competitive advantage.

      Within User Access, Philips International BV, Infineon, Toshiba Corporation, Motorola, Broadcom Corporation, Conexant, Maxim Integrated Products, Inc., ST Microelectronics, Inc., RF Micro Devices, Microtune Inc. and LSI Logic are Zarlink's main global competitors in one or more product lines. In this market, management believes Zarlink competes favorably using products designed on its bipolar processes and by using innovative design techniques on SiGe BiCmos and standard CMOS technologies.

      In the Medical segment, Zarlink competes mainly with American Microsystems, Inc., Medtronic, Inc., Microsemi Inc., system OEMs and smaller ASIC design houses using "pure play" foundries. With Zarlink's concentration of application knowledge, world-class ultra low power design skills and a developing portfolio of key intellectual property, in conjunction with its comprehensive and certified quality system, management believes that Zarlink competes favorably against competitors. Zarlink sells to five of the top seven medical OEMs worldwide.

      Manufacturing

      The Company sold both of its CMOS fabrication facilities in the fourth quarter of Fiscal 2002 and entered into agreements to ensure the continuity of supply for products manufactured at these facilities. Zarlink also continues to manufacture some of its semiconductor products in its three remaining manufacturing facilities in the United Kingdom and Sweden.

      The selection of manufacturing sites or suppliers for semiconductors generally is dependent on the type of semiconductor to be manufactured and the required process and technology. The Company's silicon fab is located in Swindon in the United Kingdom. The Swindon facility uses bipolar technology for RF applications. IC probe and finished goods testing is done out of the Company's facilities in Ottawa, Canada and in Swindon and Plymouth in the United Kingdom. Zarlink's optical fab is located in Jarfalla, Sweden while optical assembly takes place in both Jarfalla and in Caldicot, United Kingdom. Optoelectronic components and modules are produced at the Jarfalla, Sweden facility using gallium arsenide and indium phosphide processes. Hybrid assembly and testing is performed in Caldicot.

      Zarlink's foundry operation serves a growing base of customers in the United States and Europe by performing sub-contract manufacturing of silicon wafers using its bipolar process. Zarlink views the foundry business as a means of enhancing its manufacturing facilities to perform at or near full capacity with a diversified set of applications, and of hedging against market trends in any one segment.

Zarlink's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the International Organization for Standardization.

      Research and Development

      Zarlink's current research and development ("R&D") programs are primarily directed at developing intellectual property in the areas of IC process development, communications ICs, optoelectronic components, and ultra low power and semiconductors.

      Zarlink's  process   development  efforts  are  focused  on  mixed  signal
processes and yield improvements in bipolar processes. Communications R&D programs include development of intellectual property in the areas of ATM, line cards, network timing and synchronization functions, wide area network ("WAN") chips, switching and voice processing functions, the TDMA, Edge, GPRS 2.5G and 3G wireless standards, set-top box communications chips and high performance analog ICs. Optoelectronics R&D activity is focused on Zarlink's patented Smart OSA packaging technology for VSR applications, and on single and array VCSEL applications. Medical IC development is focused on ultra low power, high reliability advances for medical applications.

      Zarlink maintains product design centers in Ottawa, Canada; Jarfalla, Sweden; San Diego, and Irvine in California, United States; and Caldicot, Swindon, Plymouth, Lincoln and Borehamwood in the United Kingdom, and Rotterdam in the Netherlands.

      As at March 29, 2002, Zarlink employed 480 research and development personnel primarily based in the United Kingdom, Canada, Sweden, and the United States.

      Government Regulation

      Current government regulation or policy does not significantly affect Zarlink, although there can be no assurance that future regulatory changes will not affect the Company's business, financial condition or results of operation.

      Other Corporate Information

      Employees

      At May 31, 2002, Zarlink employed 1,466 persons. As at March 29, 2002, the Company employed 1,465 persons compared to 2,558 persons at the end of Fiscal 2001 and 5,688 at the end of Fiscal 2000. The decrease in personnel from the end of Fiscal 2001 to the end of Fiscal 2002 is principally due to the sale of the CMOS fabrication facilities in Plymouth (UK) and Bromont (Canada) during the fourth quarter of Fiscal 2002 and to the restructuring program implemented in the first quarter of Fiscal 2002. Approximately 23% of the Company's employees are located in Canada, 51% in the United Kingdom, 7% in the United States, and 19% in the rest of the world. Zarlink considers the relationship with its employees to be good.

      Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union.

      In the United Kingdom, approximately 30 employees of Zarlink's Swindon operations are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be satisfactory.

      In Sweden, three unions represent approximately 220 employees. The Metall Industriarbetarforbundet union represents approximately 60 production employees; the Svenska Industriarbetarforbundet union represents approximately 135 office professional employees; and the Civilingenjorsforbundet union represents approximately 25 other professional employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each agreement is for a term of three years and expires on March 31, 2004. Management considers the Company's relationship with the unions in Sweden to be satisfactory.

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

      Dependence on Key Personnel

      The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of mixed signal products and processes. The competition for such personnel is intense. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition or results of operations. The Company does not have any employment agreements with its employees, other than Patrick J. Brockett, its President and Chief Executive Officer.

      Intellectual Property Protection

      The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued many patents, principally in the United States, Canada and the United Kingdom, and has filed numerous patent applications in such jurisdictions. There can be no assurance that any patent will issue from these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented or that any right granted thereunder would provide meaningful protection or a competitive advantage to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. The Company also generally enters into confidentiality agreements with its employees and strategic partners and generally controls access to and distribution of its product documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its design and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, including its customers. Such litigation could result in substantial costs to the Company and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      Significant International Operations

      Approximately 71% of the Company's sales from continuing operations in Fiscal 2002 were derived from sales in markets outside the United States and 64% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates three manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

      Foreign  Exchange and Interest Rate Exposure and  Concentration  of Credit
Risk

      Because substantial portions of the Company's costs of sales and other expenses are denominated in U.S. dollars, U.K. pounds sterling, and several other currencies, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the Canadian dollar, the parent company's functional currency. Changes in currency exchange rates may also affect the relative prices at which the Company and its competitors sell their products in the same markets. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements and on certain significant transactions, over the ensuing 12 months. All foreign exchange contracts are carried at fair value and, to the extent these contracts qualify as effective hedges, the resulting unrealized gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for Canadian dollars at contractual rates.

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

      Regulatory Requirements

      See "Business--Competition", " - Government Regulation".

      European Union and the Euro

      See "Management's Discussion and Analysis - European Union and the Euro".

      Other Factors

      The Company further cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive and that new risk factors emerge from time to time in its rapidly changing business.

      Item 2. Properties

      The Company owns one facility in Swindon, United Kingdom totaling 167,700 square feet ("sf") used for wafer fabrication, design, sales and administration. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration, of which 27,000 sf is vacant and is to be sub-leased, and 58,000 sf is currently sub-leased through March 2005.

      The Company occupies 209,000 sf of leased space in Ottawa, Canada. The Ottawa leased space consists of two interconnected buildings used for design, sales, administration, and integrated circuit design and testing. Approximately 35,000 sf of the space is vacant and available for sub-letting. The Company is actively marketing this space for rent.

      The Company  occupies  32,900 sf of leased  space in  Portskewett,  Wales,
United   Kingdom,   that  is  used  for  hybrid   modules,   manufacturing   and
administration.

      The Company also leases and operates 25 regional facilities, totaling 175,600 sf, primarily dedicated to design and sales. A geographical breakdown of these facilities is as follows: 9 locations in the United States totaling 48,400 sf, of which 8,300 sf is vacant and is to be sub-leased and 2,510 sf is sub-leased; 7 locations in the United Kingdom totaling 106,100 sf, of which 22,000 sf is sub-leased; 3 locations in Europe totaling 6,100 sf (France, Germany, Holland); and, 6 locations in the Asia/Pacific region (China, Japan, Korea, Singapore, Taiwan) totaling 15,000 sf.

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

      Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

      Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Common Share Information

      Principal Markets

                            COMMON SHARE INFORMATION

      PRINCIPAL MARKETS

      The New York Stock Exchange and The Toronto Stock Exchange are the principal markets on which the Company's shares are traded. The Company's shares were first listed on the New York Stock Exchange on May 18, 1981 and on The Toronto Stock Exchange on August 13, 1979. The stock symbol of the Company's shares is ZL. The following table sets forth the high and low sales prices for the common shares for each quarter of the last two fiscal years.

New York Stock Exchange
(U.S. Dollars)

                                          2002                     2001
                                   -------------------     -------------------
                                    High         Low        High         Low
                                   -------      ------     -------     -------
1st Quarter                        10.1900      6.9900     27.1880     16.2500
2nd Quarter                        10.2500      6.3400     25.4375     16.8130
3rd Quarter                        12.0500      7.2200     20.6250      7.1250
4th Quarter                        12.6000      9.1700     11.3125      7.5500

Toronto Stock Exchange
(Canadian Dollars)

                                          2002                     2001
                                   -------------------     -------------------
                                    High         Low        High         Low
                                   -------      ------     -------     -------
1st Quarter                        15.5400     11.0000     40.4000     24.3000
2nd Quarter                        15.6900     10.0500     37.6500     24.9000
3rd Quarter                        18.8900     11.3000     31.3500     10.9000
4th Quarter                        20.0000     14.5500     17.1000     11.7500

      SHAREHOLDERS

      There were 3,874 common shareholders of record as at May 31, 2002.

      DIVIDEND POLICY

      The Company has not declared or paid any dividends on its common shares and the Board of Directors anticipates that, with the exception of preferred share dividend requirements, all available funds will be applied in the foreseeable future to finance growth and improve the Company's competitive position and profitability.

      Pursuant to the terms of the Cdn$2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series (Preferred Shares - R&D Series), the Company will not be permitted to pay any dividends on common shares unless all dividends accrued on the preferred shares have been declared and paid or set apart for payment.

      Dividends paid by the Company to common shareholders not resident in Canada would generally be subject to Canadian withholding tax at the rate of 25% or such lower rate as may be provided under applicable tax treaties. Under the Canada - United States tax treaty, the rate of withholding tax applicable to such dividends paid to residents of the United States would generally be 15%.

      Item 6. Selected Financial Data

      (in millions of U.S. dollars, except per share amounts)

      The following table is derived from the consolidated financial statements included elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the requirements of the U.S. Securities and Exchange Commission ("SEC").

                                Fiscal Year Ended
               (at the end of fiscal year for balance sheet data)

                                                     --------------------------------------------------------
U.S. GAAP and SEC Requirements                         2002        2001        2000        1999        1998
                                                     --------------------------------------------------------
Income Statement Data:
    Revenue                                          $ 222.1     $ 450.2     $ 409.9     $ 371.2     $ 224.5
    Gross margin percentage                               30%         50%         46%         43%         53%
    Gross research and development expense              83.5        93.9        70.3        68.7        38.9
    Net income (loss) from continuing operations      (120.8)     (278.4)       34.2        (0.5)       39.5
    Net income (loss)                                 (120.8)     (270.8)       50.2        (6.4)       64.2
Net income (loss) per common share from continuing
operations
       Basic                                           (0.98)      (2.32)       0.28       (0.02)       0.35
       Diluted                                         (0.98)      (2.32)       0.27       (0.02)       0.34
Net income (loss) per common share
       Basic                                           (0.98)      (2.25)       0.42       (0.07)       0.57
       Diluted                                         (0.98)      (2.25)       0.41       (0.07)       0.57
Balance Sheet Data:
    Working capital                                  $ 158.7     $ 225.9     $ 267.5     $ 217.8     $ 186.6
    Total assets                                       323.2       463.6       835.2       848.8       884.6
    Long-term debt                                       0.7         4.8       149.6       183.5       268.6
    Redeemable preferred shares                         20.6        21.4        23.5        22.8        24.3
    Shareholders' equity
       Common shares                                   767.6       762.7       546.0       552.2       440.9
       Additional paid in capital                        4.1         1.7          --         1.8         1.8
       Deferred stock compensation                      (0.8)       (6.8)         --          --          --
       Deficit                                        (522.9)     (400.2)     (127.4)     (161.7)     (153.2)
       Accumulated other comprehensive loss            (45.9)      (42.6)      (13.7)       (6.4)       (2.7)

      See note 22 to the consolidated financial statements for a discussion on the effect of the discontinued operations on Fiscal 2002, 2001 and 2000 results.

                       SUPPLEMENTARY FINANCIAL INFORMATION
             (in millions of U.S. dollars, except per share amounts)
                                   (Unaudited)

Selected Quarterly Financial Data
(in accordance with U.S. GAAP)

FISCAL 2002                                           First      Second       Third      Fourth       Full
(Unaudited)                                          Quarter     Quarter     Quarter     Quarter      Year
                                                     -------     -------     -------     -------     -------
Revenue                                              $  67.8     $  50.5     $  51.7     $  52.1     $ 222.1
Gross margin                                             5.1        16.6        20.9        23.1        65.7
Gross margin percentage                                    8%         33%         40%         44%         30%
Net loss                                               (60.5)      (19.7)      (18.3)      (22.3)     (120.8)
Net loss per common share - basic                      (0.49)      (0.16)      (0.15)      (0.18)      (0.98)

FISCAL 2001                                           First      Second       Third      Fourth       Full
(Unaudited)                                          Quarter     Quarter     Quarter     Quarter      Year
                                                     -------     -------     -------     -------     -------
Revenue from continuing operations                   $ 124.5     $ 131.2     $ 112.1     $  82.4     $ 450.2
Gross margin from continuing operations                 65.0        67.3        57.9        33.8       224.0
Gross margin percentage                                   52%         51%         52%         41%         50%
Net income (loss) from continuing operations            21.7        (4.6)      (16.3)     (279.2)     (278.4)
Net income (loss)                                       18.0        (1.0)      (21.9)     (265.9)     (270.8)
Net income (loss) per common share from continuing
operations - basic                                      0.19       (0.04)      (0.14)      (2.25)      (2.32)
Net income (loss) per common share - basic              0.15       (0.01)      (0.18)      (2.14)      (2.25)

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
              (in millions of U.S. dollars, except per share amounts)

      Zarlink is a global provider of microelectronics for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit solutions for applications such as pacemakers, hearing aids and portable instruments. At March 29, 2002, the Company employed 1,465 people worldwide, including 480 designers.

      Zarlink has historically prepared and filed its financial statements in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") with a reconciliation to United States (U.S.) GAAP. During the third quarter ended December 28, 2001, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. In addition, the Company also began preparing and reporting complete financial statements in accordance with U.S. GAAP. Historical consolidated financial statements are presented in accordance with U.S. GAAP.

      Zarlink made this change to enhance its communication with its shareholders, customers and suppliers using the currency and accounting rules that are more familiar to these groups. This presentation is also more consistent with the presentation of the financial results of its industry counterparts and competitors.

      The  following  discussion  and  analysis  explains  trends  in  Zarlink's financial condition and results of operations for the fiscal year ended March 29, 2002, compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of, and should be read in conjunction with, this Management's Discussion and Analysis.

      Certain statements in this section and in other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks, uncertainties and other factors include, among others, those identified under "Forward-Looking Statements and Risk Factors" elsewhere in this Form 10-K. Accordingly, actual outcomes and results may differ materially from results forecasted or suggested in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

      Such risks,  uncertainties  and  assumptions  include,  among others,  the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; the mix of products/services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced elsewhere in this Form 10-K. The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, as described elsewhere in this Form 10-K, including those identified under "Forward-Looking Statements and Risk Factors".

RESULTS OF CONTINUING OPERATIONS
--------------------------------

Summary of Results from Operations
----------------------------------
(millions of US$, except per share amounts)           2002      2001      2000
                                                     -------   -------   ------
Consolidated revenue                                 $ 222.1   $ 450.2   $409.9
   Communications segment revenue                      187.2     417.4    382.4
   Medical segment revenue                              34.9      32.8     27.5

Operating income (loss) from continuing operations    (128.5)   (258.1)    46.9
   Communications segment operating income (loss)      (78.0)     47.7     49.4
   Medical segment operating income                      8.8       0.9      7.1
   Unallocated costs                                   (59.3)   (306.7)    (9.6)

Net income (loss) from continuing operations          (120.8)   (278.4)    34.2
Net income (loss) per common share from
   continuing operations - Basic                       (0.98)    (2.32)    0.28
Net income (loss)                                     (120.8)   (270.8)    50.2
Net income (loss) per common share - Basic             (0.98)    (2.25)    0.42
Weighted average common shares outstanding -
   millions                                            125.6     121.1    114.7

      Fiscal 2002 revenue decreased by $228.1, or 51%, from Fiscal 2001. The decrease in revenue was due to lower communication semiconductor sales volumes caused by a prolonged slump that was widely recognized as the sharpest downturn in the history of the semiconductor industry. Revenue in Fiscal 2001, however, increased by $40.3, or 10%, from revenue in Fiscal 2000. The increase in Fiscal 2001 over Fiscal 2000 was principally due to higher demand by telecom and data networking manufacturers for the Company's network access products in the early part of Fiscal 2001 and before the industry went into decline.

      In Fiscal 2002, the Company recorded a net loss from continuing operations of $120.8, or $0.98 per share. The net loss included a special inventory write-down of $29.1, special charges of $41.1 related to restructuring and asset impairments, stock compensation expense of $8.4, a $5.4 loss on the sale of the Bromont foundry, amortization of acquired intangibles of $4.4, and a write-off of $3.5 related to the Company's investment in Optenia, Inc. which went into receivership. This compares to a net loss from continuing operations of $278.4, or $2.32 per share, in Fiscal 2001, after the amortization of acquired intangibles of $65.3 and a pre-tax charge for the impairment of goodwill and its fabrication facilities totaling $237.6. In Fiscal 2000, net income from continuing operations was $34.2, or $0.28 per share, after the amortization of acquired intangibles of $9.6.

      Zarlink's operations are comprised of two reportable business segments - Communications and Medical. Zarlink targets the communications industry with offerings that specialize in broadband connectivity solutions over wired, wireless and optical media. Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

Communications

                                                         % of                     % of                    % of
(millions of U.S. dollars)                   2002        Total        2001        Total       2000        Total
                                             ----        -----        ----        -----       ----        -----
Revenue:
Network Access                              $114.5        61%        $259.9        62%       $235.6         62%
User Access                                   72.7        39          157.5        38         146.8         38
                                            ------       ---         ------       ---        ------        ---
Total Communications                        $187.2       100%        $417.4       100%       $382.4        100%
                                            ======       ===         ======       ===        ======        ===
As a % of total revenue                                   84%                      93%                      93%
Communications operating  income (loss)     $(78.0)                  $ 47.7                  $ 49.4
                                            ======                   ======                  ======

      Zarlink's Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Network access and user access products represent the two major growth categories in this business segment. Network access products include products that provide connectivity to a network's core backbone such as feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, network access semiconductor products connect network equipment together. User access products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV).

      Revenue for Fiscal 2002 totaled $187.2, down 55% from $417.4 in Fiscal 2001 and down 51% from $382.4 in Fiscal 2000.

      Revenue was adversely affected by customer and channel inventory adjustments in the Company's network access and user access business, a trend that began during the second half of Fiscal 2001 and continued through Fiscal 2002. Reflecting the semiconductor communications industry in general, the Company has experienced order push-outs and cancellations, both resulting from market uncertainties. However, since the fourth quarter of Fiscal 2001, the Company has experienced a significant decrease in order push-outs and cancellations, with customers typically placing orders to meet their short-term needs. As a result, the "turns" business (customers placing orders for shipment in the same fiscal quarter) has been steadily increasing since the second quarter of Fiscal 2002 to represent approximately 30% of the orders shipped in a quarter. Management believes that this industry trend may continue through calendar 2002.

      The results in the Communications segment were also adversely affected by an excess inventory charge to cost of sales recorded in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months. This write-down was necessary in light of the downturn in the communications semiconductor industry.

      In addition to the above market conditions, the Communications group's results were reduced by the Company's continuing significant investment in research and development to develop and launch new products supporting broadband communications. During Fiscal 2002, the Company continued to secure design wins and introduced 33 new products to the market, up from nine new products introduced in Fiscal 2001.

Medical

(millions of U.S. dollars)                  2002   % of Total  2001   % of Total   2000   % of Total
                                            ----   ----------  ----   ----------   ----   ----------
Revenue:
Medical                                     $34.9     100%     $32.8     100%      $27.5     100%
                                            =====              =====               =====
As a % of total revenue                                16%                 7%                  7%

Medical operating income                    $ 8.8              $ 0.9               $ 7.1
                                            =====              =====               =====

      Zarlink's Medical business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

      Medical sales increased in Fiscal 2002 over Fiscal 2001 due to growing markets and new product introductions. Medical's operating results improved over last year due to improved manufacturing yields. During Fiscal 2002, the Medical group introduced eight new products in addition to the seven new products introduced in Fiscal 2001.

      Compared to Fiscal 2000, Fiscal 2001 medical sales increased due to new product introductions and to favorable conditions in the industry. The operating results, however, were adversely affected by unfavorable manufacturing yields and higher research and development expenses.

Geographic Revenue

      Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:

(millions of U.S. dollars)        2002   % of Total   2001   % of Total     2000    % of Total
                                  ----   ----------   ----   ----------     ----    ----------
United States                   $ 63.5      29%       $176.5      39%       $159.7      39%
Europe                            82.5      37         138.9      31         116.3      28
Asia/Pacific                      56.7      25         113.1      25          96.2      24
Canada                            15.6       7          14.5       3          24.1       6
Other Regions                      3.8       2           7.2       2          13.6       3
                                ------     ---        ------     ---        ------     ---
Total                           $222.1     100%       $450.2     100%       $409.9     100%
                                ======     ===        ======     ===        ======     ===

      For the year ended March 29, 2002, the net movement in exchange rates from Fiscal 2001 favorably impacted total revenue from continuing operations by 0.4% ($0.8). For the year ended March 30, 2001, the net movement in exchange rates from Fiscal 2000 negatively impacted total revenue from continuing operations by 3% ($11.9). The negative foreign exchange impact in Fiscal 2001 was primarily a result of changes in the UK pound sterling exchange rate, partially offset by changes in the Canadian dollar exchange rate.

United States

      Sales from continuing operations into the United States decreased by 64% in Fiscal 2002 over Fiscal 2001. The decrease was due to lower communication product sales in both network access and user access. Sales from continuing operations increased by 11% in the United States in Fiscal 2001 over Fiscal 2000, principally due to higher sales of network access products.

Europe

      European sales decreased by 41% in Fiscal 2002 over Fiscal 2001 due to lower network access and user access product sales. Fiscal 2001 sales into Europe increased by 19% over Fiscal 2000 due to higher sales of medical products and an increase in foundry services provided to outside parties.

Asia/Pacific

      Asia/Pacific sales decreased by 50% in Fiscal 2002 compared to Fiscal 2001 due to lower network access and user access product sales. Fiscal 2001 sales in the Asia/Pacific region increased by 18% over Fiscal 2000, principally due to higher demand for switching and framing products and to higher sales of IP switching products resulting from the acquisition of Vertex Networks, Incorporated ("Vertex") in July 2000.

Canada

      Canadian sales increased by 8% in Fiscal 2002 over Fiscal 2001 mostly due to the inclusion of sales to Mitel Networks Corporation, successor to the Systems business that was sold on February 16, 2001, which during Fiscal 2002 was no longer affiliated with Zarlink. Sales from continuing operations decreased in Canada from Fiscal 2000 to Fiscal 2001 by 40% as a result of lower sales to data networking customers combined with the sector's slow down.

Other Regions

      Sales into other regions decreased by $3.4 in Fiscal 2002 compared with Fiscal 2001, while Fiscal 2001 sales into other regions decreased by $6.4 from Fiscal 2000.

GROSS MARGIN

(millions of U.S.$)                               2002      2001       2000
                                                 -----------------------------
Gross margin                                     $65.7     $224.0     $190.0
As a percent of revenue                             30%        50%        46%
As a percent of revenue, excluding
 excess Q1 Fiscal 2002
 inventory charge of $29.1                          43%        50%        46%

      During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

      Excluding the effect of the excess inventory charge of $29.1, the Company's gross margin as a percent of revenue was 43% for the year ended March 29, 2002. The lower gross margin in Fiscal 2002 compared to Fiscal 2001 was principally attributable to lower sales volumes of network access and user access products and the associated negative manufacturing variances resulting from lower plant utilization.

      Gross margin in Fiscal 2001 improved relative to Fiscal 2000 by 4 percentage points. The improvement was due to a favorable sales mix as a result of higher sales volumes of network access products and to positive manufacturing variances resulting from improved manufacturing plant utilization.

OPERATING EXPENSES

Research and Development ("R&D")

(millions of U.S.$)                               2002      2001       2000
                                                 -----------------------------
R&D expenses                                      $83.5     $93.9     $70.3
As a percent of revenue                              38%       21%       17%

      R&D expenses decreased by 11%, or $10.4, in Fiscal 2002 from Fiscal 2001 due to restructuring and the consolidation of R&D activities in the year just completed. Management expects that R&D spending will increase slightly in Fiscal 2003 while investments continue to be made in expected high growth and high return product offerings, such as broadband transmission and digital TV.

      Fiscal 2001 R&D increased relative to Fiscal 2000 R&D due to incremental R&D resulting from the acquisition of Vertex, coupled with the increased R&D activity in the network access and user access product lines.

      Investments are being made in high-growth areas such as network access and user access and in medical devices.

      In the Network Access product line, the focus was in the following areas:

      o Building network timing and synchronization products for high speed applications;

      o Delivering multi-channel carrier-class convergence solutions, including time division multiplex ("TDM") switching, asynchronous transfer mode ("ATM") convergence, or internet protocol ("IP") switching;

      o Supporting high-speed access using digital subscriber line ("DSL") solutions;

      o Providing high quality voice in packet switching applications to metro and enterprise markets; and

      o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

      In the User Access product line, the focus was in the following areas:

      o Providing a single chip solution incorporating multiple tuners (up to three tuners on a chip) for terrestrial, satellite and cable digital tuning; and

      o Delivering chip-based solutions to integrate set-top box features for Integrated Digital TV ("iDTV").

      In Medical, the focus was on semiconductor solutions and technologies for a variety of in-vivo and audiological applications, including:

      o Implantable pacemakers and defibrillators for cardiac rhythm control, hearing aids, cochlear implants (auditory nerve stimulators) for restoring hearing in the profoundly deaf, and medical instruments for a variety of diagnostic and therapeutic applications;

      o     Ultra low power radio  frequency  ("RF") to support  high  bandwidth
            communication   with  medical   devices  that  have  more  and  more
            diagnostic capability;

      o Ultra low power audio processing and DSP to support digital hearing aids providing improved sound quality that can be better matched to the patient's hearing loss; and

      o Application-specific standard products ("ASSPs") as opposed to ASICs.

Selling and Administrative ("S&A")

(millions of U.S.$)                               2002      2001       2000
                                                 -----------------------------
S&A expenses                                      $51.4     $81.5      $63.2
As a percent of revenue                              23%       18%        15%

      S&A expenses decreased in Fiscal 2002 by $30.1, or 37 % from Fiscal 2001 as a result of cost reductions implemented during the year in response to the industry downturn. In Fiscal 2001, S&A expenses increased by $18.3, or 29%, from Fiscal 2000 as a result of higher depreciation related to the newly implemented enterprise resource planning system, increased marketing spending, and certain expenses incurred while the Company transitioned to a focused semiconductor company. Management expects that S&A expenses will remain flat in Fiscal 2003 as compared to Fiscal 2002.

Stock Compensation Expense

      The Company's stock compensation expense arises from retention conditions associated with the stock awarded to certain employees of Vertex which was acquired in July 2000, from certain stock options subjected to an exchange program, and from certain stock options awarded to former employees.

Special Charge

      Special Charge Recorded in Fiscal 2002

      During Fiscal 2002, the Company recorded a special charge of $41.1 related to restructuring and certain asset impairments.

      In response to the industry downturn, the Company announced on May 10, 2001 that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of approximately 17% of the Company's total employee base or 439 employees globally. The workforce resizing was in addition to a 5% workforce reduction that was completed in the fourth quarter of Fiscal 2001. Accordingly, the Company recorded a pre-tax special charge of $34.6 related to that program in the quarter ended June 29, 2001. The special charge was comprised of a workforce reduction charge of approximately $26.7 primarily relating to the cost of severance and benefits for the termination of 439 employees throughout the world in Fiscal 2002, and a charge of approximately $7.9 relating to the cost of lease and contract settlements.

      During the fourth quarter of Fiscal 2002, the Company took additional measures to reduce its operating costs by increasing its workforce reduction program and providing for excess office space. Prior to March 29, 2002, the Company incurred additional severance and benefit costs of $1.1 related to the termination of 32 employees throughout the world. In addition, the special charge in the fourth quarter included the cost of excess space in Ottawa, Canada of approximately $1.8.

      The Company also reviewed the carrying value for certain manufacturing assets in the year ended March 29, 2002. Based on an analysis of estimated future undiscounted cash flows resulting from changes in the expected use of these fixed assets, the Company determined that the carrying value of these fixed assets was impaired and recorded a write down of $4.6. The Company also recorded a write-down of $2.1 in the year ended March 29, 2002 related to the economic uncertainty of certain long-term investments held at cost.

      The fourth quarter special charge was net of a reversal amounting to $3.1 from the first quarter restructuring provision that was no longer required. The reversal was due to savings on the workforce reduction program and to the subsequent sub-letting of vacant space in Irvine, California just after the close of Fiscal 2002.

      Special Charge Recorded in Fiscal 2001

      The Company recorded an impairment charge, before taxes, of $237.6 in the fourth quarter of Fiscal 2001 in respect of certain capital assets. The basis for the impairment charge is described below.

      The recent industry slowdown was one of the key factors that led to a review of the Company's carrying value of acquired intangible assets related to Vertex. Management believed the unfavorable market conditions would continue for the foreseeable future to negatively affect the timing of expected future cash flows resulting from the acquired technology. Management believes the technology itself is sound and is a critical element in the Company's focus on IP-based products.

      Accordingly, the Company reviewed the carrying value of the acquired intangible assets associated with Vertex in the fourth quarter ended March 30, 2001. Based on an analysis of undiscounted estimated future cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired. Accordingly, the Company recorded a charge of $112.9 in the fourth quarter of Fiscal 2001 to write down the carrying value of the goodwill relating to Vertex. As at March 30, 2001, the carrying value of the acquired intangible assets related to Vertex amounted to $3.6. The balance was expensed in Fiscal 2002.

      The Company also reviewed the carrying value of its fabrication facilities in the fourth quarter of Fiscal 2001. Factors leading to the review for impairment included management's expectation that fab utilization would fall to less than 50% and hence lower cash flows to recover the investment in the fabs. The lowered expectation resulted from recent partnerships that were developed with outside fabs for new Zarlink designs based on future technologies that are beyond existing capabilities at the Company's fabs. This review also considered the adverse market conditions, which resulted in a low operating rate for these facilities as well as the Company's manufacturing strategy, described above, that is expected to incorporate higher degrees of outsourcing. Based on an analysis of undiscounted expected future cash flows reflecting these conditions, the Company determined that the fabrication buildings and equipment were impaired and recorded a charge of $124.7, before income tax recoveries of $9.3, to write down these carrying values. The tax recovery was separately included in the Company's total income tax expense.

Loss on Sale of Business

      The Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2, in the fourth quarter of Fiscal 2002.

      On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, and related business to DALSA Semiconductor Inc. ("DALSA") for $16.9. Under the agreement, Zarlink received from DALSA $13.0 in cash and retained a 19.9% investment in the Bromont foundry. The Bromont facility is an operation featuring complementary metal oxide semiconductor ("CMOS") process technology for digital and mixed-signal (analog/digital) communications products. The plant also has other processes supporting industrial, scientific and space applications, particularly high-end imaging applications.

      The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont. There is no minimum unit volume purchase requirement under the agreement. Approximately 250 Zarlink employees affiliated with the Bromont operation were transferred to DALSA as part of the agreement.

Amortization of Acquired Intangibles

      Amortization of acquired intangibles decreased in Fiscal 2002 to $4.4 from $65.3 in Fiscal 2001. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000 were expensed in Fiscal 2002. The expense of $4.4 was comprised of regular amortization of $2.8 and an accelerated write-down of $1.6 associated with the impairment of other acquired intangibles to reduce the carrying value to nil as at March 29, 2002.

      The Fiscal 2000 amount of $9.6 related to a previous acquisition that was fully written off by the end of the prior year.

OTHER INCOME (EXPENSE)

      Other income (expense) was comprised of interest income, foreign exchange gains, and equity losses from the investment in Optenia.

      Interest income was $5.5 for the year ended March 29, 2002 as compared to $9.0 in Fiscal 2001 and $5.8 in Fiscal 2000. The decrease from Fiscal 2001 was due to lower average cash balances on hand and to low interest rates. The increase in Fiscal 2001 over Fiscal 2000 was due to higher average cash balances on hand.

      Foreign exchange gains in Fiscal 2002 amounted to $7.3 (2001 - loss of $10.6; 2000 - gain of $6.0). During Fiscal 2002, the Company recorded a $0.3 net increase in earnings, representing a gain on hedge ineffectiveness. Also impacting other income was a $7.0 net increase in earnings due to the marking to market of certain forward contracts prior to their designation as cash flow hedges in Fiscal 2002.

      During Fiscal 2002, the Company recorded an equity loss from its investment in Optenia amounting to $2.2. The equity loss in Fiscal 2001 was $0.6, representing only one quarter of activity since the original investment in January 2001. In the fourth quarter of Fiscal 2002, the investment in Optenia was written off after it went into bankruptcy.

INTEREST EXPENSE

      Interest expense was $0.8 for Fiscal 2002, compared with $10.7 and $14.7 for Fiscal 2001 and Fiscal 2000, respectively. Interest expense decreased due to the repayment of long-term debt.

INCOME TAXES

      Income tax recovery from continuing operations for Fiscal 2002 was $1.4, compared with an expense of $3.6 for Fiscal 2001 and $9.5 for Fiscal 2000. The recovery in Fiscal 2002 was principally due to the loss on sale of the CMOS foundry in Bromont, Canada. The tax expense in Fiscal 2001 and Fiscal 2000 was mostly attributable to taxable income in Canada.

      The  Company's  effective  tax rate was a recovery of 1% for Fiscal  2002.
This tax rate is lower than the 35% domestic tax rate primarily due to unrecorded temporary differences and losses incurred during the year. In Fiscal 2001, Zarlink's effective tax rate from continuing operations was an expense of 1%. This tax rate is lower than the 40% domestic tax rate primarily due to the write-down of non-deductible goodwill and purchased in-process research and development, and unrecorded losses and temporary differences in the Company's foreign operations. In Fiscal 2000, Zarlink's effective tax rate from continuing operations was 21%. This tax rate is lower than the 40% domestic tax rate primarily due to the utilization of investment tax credits in the Company's domestic operations and the realization of previously unrecorded loss carryforwards in the Company's foreign operations.

      The Company has a valuation allowance at the end of Fiscal 2002 of $75.8 (Fiscal 2001 - $54.1). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

BACKLOG

(millions of U.S.$)                               2002      2001       2000
                                                 -----------------------------
90-Day Backlog                                   $33.5      $89.3      $96.4

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

DISCONTINUED OPERATIONS

      Communications Systems Business

      There  were  no  discontinued   operations  included  in  the  results  of
operations in the year ended March 29, 2002.

      On February 16, 2001, the Company concluded the sale of the Systems business to Dr. Terence H. Matthews for net proceeds of $196.7, after adjustments. As a result of this sale, the Company recorded a net gain of $13.3, after transaction costs and income taxes in the year ended March 30, 2001.

      Systems recorded revenue of $343.5 during the period from April 1, 2000 to February 16, 2001, down from $539.3 for the full year in Fiscal 2000. The revenue decrease from the prior year was principally due to industry-wide market softness while end customers delayed capital spending on systems and applications. Management believes industry announcements regarding new voice communications systems moving to an IP platform resulted in certain customers deferring capital spending in order to acquire the advanced functionality afforded by the new IP platforms in the future.

      During the period up to the measurement date of November 3, 2000 (the date the Company adopted formal plans to pursue divestiture opportunities related to the Systems business), the Systems business had an operating loss, net of tax recoveries of $3.0, of $5.7 (2000 - $21.4, net of taxes of $14.8).

NET INCOME (LOSS)

      The Company recorded a net loss of $120.8, or $0.98 per share in Fiscal 2002. This compares to a net loss of $270.8, or $2.25 per share, in Fiscal 2001. In Fiscal 2000, net income was $50.2, or $0.42 per share.

      The net loss in Fiscal 2002 resulted primarily from lower revenue due to the communications industry downturn which in turn led to a charge for excess inventory of $29.1 and special charges of $41.1. The loss also included the $5.4 loss on sale of the Bromont foundry business, stock compensation expense of $8.4, and the impairment of the Company's equity investment in Optenia amounting to $3.5.

      The net loss in Fiscal 2001 resulted primarily from the charge for impairment of capital assets of $237.6, the amortization of acquired intangibles of $65.3 and the expense of $3.8 associated with early repayment of long-term debt, partially offset by income, net of taxes, from discontinued operations amounting to $7.6. In Fiscal 2000, net income was impacted by the amortization of acquired intangibles of $9.6 but offset by income, net of taxes, from discontinued operations of $16.0.

LIQUIDITY AND CAPITAL RESOURCES

      At March 29, 2002, cash, cash equivalents and short-term investment balances totaled $154.4, down from $179.9 at March 30, 2001. Cash and cash equivalents at March 29, 2002, included in the amount above, amounted to $75.6.

      Cash flow used in operations before working capital changes amounted to $35.0 during Fiscal 2002 compared to cash flow from operations of $50.9 in Fiscal 2001 as a result of the lower operating earnings. Since March 30, 2001, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $11.1 mostly due to reductions in inventories and improved cash collections against trade receivables. Management expects to further draw down inventory levels in Fiscal 2003 by reducing cycle times and managing inventories on a build-to-order basis.

      Fixed and other asset additions were $30.8 during Fiscal 2002 (2001 - $66.8; 2000 - $39.2). The additions were primarily related to the construction of and leasehold improvements to the Company's new head office in Ottawa, Canada, continuing improvements to information technology resources, and design tools.

      During the fourth quarter of Fiscal 2002, the Company sold both of its CMOS fabrication facilities in separate transactions for total proceeds amounting to $44.8 of which $25.0 was received in cash. The rest of the consideration included a discounted note receivable of $14.8 related to the sale of the Plymouth facility and a 19.9% interest in DALSA Semiconductor Inc., amounting to $3.4, related to the sale of the Bromont facility. Additonal consideration of $1.6 was received for certain inventories and the assumption of certain employee-payables. The first payment against the note receivable is expected to be received in June 2004 with the final payment due in March 2005.

      The Company also sold its recently completed corporate headquarters in the fourth quarter of Fiscal 2002 for cash proceeds of $7.4 and entered into a 10 year operating lease. The excess of the building cost and fair value over the sales proceeds amounted to $2.8 and was capitalized as leasehold improvements to be amortized over the life of the operating lease.

      Long-term debt decreased due to scheduled repayments against capital lease liabilities and the full repayment of the Canada-Quebec non-interest-bearing loan amounting to $2.6. In total, capital lease liabilities were reduced by $5.2 in Fiscal 2002.

      During Fiscal 2002, the Company took steps to wind up the defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The cost to settle the pension plan is expected to approximate $6.0. The payment is expected to be made in calendar 2002 when the plan is ultimately settled after the appropriate approvals are received.

      The Company purchases pension insurance for all unfunded pension rights earned in the Swedish pension plan. In addition, the Company provided the Swedish pension authorities with a limited surety bond in the amount of $6.7 and a letter of credit of $1.6 with respect to the Swedish pension liability of $8.6.

      During Fiscal 2002, the Company declared and paid dividends amounting to $1.9 on its redeemable preferred shares based on a Cdn$2.00 per share dividend. In addition, the Company purchased and cancelled 35,200 preferred shares under its purchase obligation. The cost to repurchase the preferred shares amounted to $0.7.

      On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the previous program during the period from June 9, 2001 to June 8, 2002.

      In addition to cash, cash equivalent and short-term investment balances of $154.4 as at March 29, 2002, the Company had a revolving global credit facility of approximately $15.7 (Cdn$25.0), of which $2.9 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $12.8 as at March 29, 2002. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Critical Accounting Policies and Significant Estimates

      The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. Management believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect Zarlink's financial condition and results of operations.

      Revenue Recognition

      The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. Customer acceptance provisions for performance requirements are generally based on seller-specified criteria, which we demonstrate prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for any reporting period could be affected.

      Inventory

      The  Company  periodically   compares  its  inventory  levels  to  revenue
forecasts for the future twelve months on a part by part basis and records a charge for inventory on hand in excess of the estimated twelve month demand. During the first quarter of Fiscal 2002, the Company's inventory of network access and user access products exceeded the estimated 12-month demand by $29.1 as a result of the industry downturn to result in a charge of the same amount. If future demand for the Company's products continues to decline, an additional write-down of inventory may be necessary.

      Restructuring

      During Fiscal 2002, the Company recorded significant reserves in connection with the restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

      Income Taxes

      Zarlink has incurred losses and other costs that can be applied against future taxable earnings to reduce the tax liability on those earnings. As management is uncertain of realizing the future benefit of those losses and expenditures, the Company has taken a valuation allowance against certain deferred tax assets and recorded only deferred tax assets that can be applied against income in currently taxable jurisdictions or applied against deferred tax liabilities which will reverse in the future. In establishing the appropriate valuation allowance for tax loss carry-forwards and temporary differences, it is necessary to consider all available evidence, both positive and negative. Historical information of profitability is supplemented by current information which is available about future years. Based on the current environment and current information, there is a greater degree of uncertainty that the level of future profitability used to determine the appropriate valuation allowance in the past will be achieved. As a result, the Company has adjusted the valuation allowance to account for these uncertainties.

      Investment in Private Companies

      The Company has investments in private companies, which management reviews periodically to determine if there has been other than a temporary decline in the market value of those investments below the carrying value. Management's assessment of impairment in carrying value is based on the market value trends of similar public companies and the current business performance of those investments. During the fourth quarter of Fiscal 2002, the Company recorded an impairment of its investment in one private company amounting to $2.0. When management performs future assessments of these investments, a further decline in the value of these companies may require the Company to recognize additional impairment on the remaining $14.1 related to these investments.

Foreign Currency Translation

      Management periodically evaluates the financial and operational independence of its foreign operations. Should a foreign subsidiary's local currency cease to be its functional currency, then translation gains or losses on consolidating the foreign subsidiary's financial statements subsequent to the change in functional currency would be charged to operating income instead of a separate component of accumulated other comprehensive income.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets". SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First, the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, the Company will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

      The Company is required to adopt SFAS 141 and 142 on a prospective basis as of March 30, 2002. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows unless the Company acquires significant additional companies.

      In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company is required to adopt SFAS 144 effective March 30, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

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

      The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar and the U.K. pound sterling. At March 29, 2002, there were unrealized losses of $0.4 on the forward contracts relating to Fiscal 2003. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on March 29, 2002, if it became necessary to unwind these contracts. Additional potential losses in the net fair value of these contracts, assuming a 5% appreciation in the U.S. dollar against all currencies, at March 29, 2002, would have been approximately $0.9. Conversely, a 5% depreciation in the U.S. dollar against all currencies would have produced a gain of $1.0. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

      Based on a sensitivity analysis performed on the financial instruments held at March 29, 2002 that are sensitive to changes in interest rates, the impact to the fair value of our cash equivalents and short-term investments portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $0.1, $0.2 and $0.3 respectively.

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

      Auditors' Report to the Shareholders

      Consolidated Balance Sheets as at March 29, 2002 and March 30, 2001

      Consolidated Statements of Shareholders' Equity for the years ended March 29, 2002, March 30, 2001, and March 31, 2000 Consolidated

      Statements of Income (Loss) for the years ended March 29, 2002, March 30, 2001, and March 31, 2000

      Consolidated Statements of Cash Flows for the years ended
      March 29, 2002, March 30, 2001, and March 31, 2000

      Notes to the Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Zarlink Semiconductor Inc.:

      We have audited the consolidated balance sheets of Zarlink Semiconductor Inc. (formerly Mitel Corporation) as at March 29, 2002 and March 30, 2001 and the consolidated statements of shareholders' equity, income (loss), and cash flows for each of the years in the three-year period ended March 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with United States and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 29, 2002 and March 30, 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended March 29, 2002, in accordance with United States generally accepted accounting principles.

      On May 3, 2002, we reported separately to the shareholders of Zarlink Semiconductor Inc. on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.

Ottawa, Canada                                                 Ernst & Young LLP
May 3, 2002                                                Chartered Accountants

                           Zarlink Semiconductor Inc.
                     (Incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                         March 29,     March 30,
                                                            2002         2001
                                                        ------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $ 75.6         $179.9
   Short-term investments                                   78.8             --
   Accounts receivable                                      32.4           54.2
   Inventories                                              32.6           84.9
   Deferred income tax assets - net                          4.1            7.4
   Prepaid expenses                                         11.3            8.1
                                                          ------         ------
                                                           234.8          334.5
                                                          ------         ------
Fixed assets
   Cost                                                    211.0          361.9
   Accumulated depreciation                               (150.7)        (264.1)
                                                          ------         ------
                                                            60.3           97.8
                                                          ------         ------
Deferred income tax assets - net                            11.0            3.0
Long-term investments                                       14.1           15.7
Acquired intangible assets                                    --            3.9
Other assets - net of deferred gain
   of $14.7 (2001 - nil)                                     3.0            8.7
                                                          ------         ------
                                                          $323.2         $463.6
                                                          ======         ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities               $ 67.9         $ 93.2
   Income and other taxes payable                            4.1            5.1
   Deferred income tax liabilities - net                      --            0.8
   Deferred revenue                                          2.0            3.7
   Current portion of long-term debt                         2.1            5.8
                                                          ------         ------
                                                            76.1          108.6
Long-term debt                                               0.7            4.8
Pension liability                                           17.4           10.9
Deferred income tax liabilities - net                        6.3            3.1
                                                          ------         ------
                                                           100.5          127.4
                                                          ------         ------
Redeemable preferred shares, unlimited
   shares authorized; 1,558,700 shares
   issued and outstanding (2001 - 1,593,900)                20.6           21.4
                                                          ------         ------
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
   Common shares, unlimited shares authorized;
      no par value; 127,082,123 shares issued
      and outstanding (2001 - 126,136,799)                 767.6          762.7
   Additional paid in capital                                4.1            1.7
   Deferred stock compensation                              (0.8)          (6.8)
   Deficit                                                (522.9)        (400.2)
   Accumulated other comprehensive loss                    (45.9)         (42.6)
                                                          ------         ------
                                                           202.1          314.8
                                                          ------         ------
                                                          $323.2         $463.6
                                                          ======         ======

On behalf of the Board:
Dr. Henry Simon, Director                          Patrick J. Brockett, Director

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In millions of U.S. dollars, U.S. GAAP)

                                      Common Shares
                                                                                          Accumulated
                                                                                             Other       Additional     Total
                                   Number                  Deferred Stock                Comprehensive    Paid in    Shareholders'
                                 (millions)     Amount      Compensation      Deficit         Loss        Capital       Equity
                                 ---------------------------------------------------------------------------------------------------
Balance, March 26, 1999            116.7        $552.2         $   --        $(161.7)       $ (6.4)       $  1.8      $385.9
                                                                                                                      ------
Net income                                                                      50.2                                    50.2
  Translation adjustment                                                                      (7.3)                     (7.3)
                                                                                                                      ------
Comprehensive income                                                                                                    42.9
                                                                                                                      ------
Repurchase of common stock          (3.4)         (8.9)                        (13.8)                       (1.8)      (24.5)
Issuance of common stock
under stock benefit plans            0.7           2.7                                                                   2.7
Preferred share dividend                                                       (2.1)                                    (2.1)
                                   -----        ------         ------       -------         ------        ------      ------
Balance, March 31, 2000            114.0         546.0             --        (127.4)         (13.7)           --       404.9
                                                                                                                      ------
Net loss                                                                     (270.8)                                  (270.8)
  Translation adjustment                                                                     (28.9)                    (28.9)
                                                                                                                      ------
Comprehensive loss                                                                                                    (299.7)
                                                                                                                      ------
Issuance of common stock
related to acquisitions             11.0         210.8          (10.2)                                                 200.6
Issuance of common stock
under stock benefit plans            1.1           5.9                                                                   5.9
Stock compensation expense                                        3.4                                        1.7         5.1
Preferred share dividend                                                       (2.0)                                    (2.0)
                                   -----        ------         ------       -------         ------        ------      ------

Balance, March 30, 2001            126.1         762.7           (6.8)       (400.2)         (42.6)          1.7       314.8
                                                                                                                      ------
Net loss                                                                     (120.8)                                  (120.8)
  Unrealized net derivative
   loss on cash flow hedges                                                                   (0.4)                     (0.4)
  Minimum pension liability                                                                   (2.5)                     (2.5)
  Translation adjustment                                                                      (0.4)                     (0.4)
                                                                                                                      ------
Comprehensive loss                                                                                                    (124.1)
                                                                                                                      ------
Issuance of common stock
under stock benefit plans            1.0           4.9                                                                   4.9
Stock compensation expense                                        6.0                                        2.4         8.4
Preferred share dividend                                                       (1.9)                                    (1.9)
                                   -----        ------         ------       -------         ------        ------      ------
Balance, March 29, 2002            127.1        $767.6         $ (0.8)      $(522.9)        $(45.9)       $  4.1      $202.1
                                   =====        ======         ======       =======         ======        ======      ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)

                                                         Years Ended
                                               March 29,   March 30,   March 31,
                                                 2002        2001        2000
                                              ----------------------------------
Revenue                                         $ 222.1     $ 450.2     $ 409.9

Cost of revenue                                   156.4       226.2       219.9
                                                -------     -------     -------
Gross margin                                       65.7       224.0       190.0
                                                -------     -------     -------
Expenses:
  Research and development                         83.5        93.9        70.3
  Selling and administrative                       51.4        81.5        63.2
  Stock compensation                                8.4         3.8          --
  Special charges                                  41.1       237.6          --
  Loss on sale of business                          5.4          --          --
  Amortization of acquired intangibles              4.4        65.3         9.6
                                                -------     -------     -------
                                                  194.2       482.1       143.1
                                                -------     -------     -------
Operating income (loss) from continuing
  operations                                     (128.5)     (258.1)       46.9

Other income (expense) - net                       10.6        (2.2)       11.8
Impairment of equity investment                    (3.5)         --          --
Interest expense                                   (0.8)      (10.7)      (14.7)
Debt issue costs                                     --        (3.8)       (0.3)
                                                -------     -------     -------
Income (loss) from continuing operations
   before income taxes                           (122.2)     (274.8)       43.7

Income tax expense (recovery)                      (1.4)        3.6         9.5
                                                -------     -------     -------
Net income (loss) from continuing operations     (120.8)     (278.4)       34.2

Discontinued operations, net of tax                  --         7.6        16.0
                                                -------     -------     -------
Net income (loss)                               $(120.8)    $(270.8)    $  50.2
                                                =======     =======     =======
Net income (loss) attributable to common
   shareholders after preferred share
   dividends                                    $(122.7)    $(272.8)    $  48.1
                                                =======     =======     =======
Net income (loss) per common share:
  Net income (loss) per common share from
  continuing operations:
   Basic                                        $ (0.98)    $ (2.32)    $  0.28
                                                =======     =======     =======
   Diluted                                      $ (0.98)    $ (2.32)    $  0.27
                                                =======     =======     =======
  Net income (loss) per common share:
   Basic                                        $ (0.98)    $ (2.25)    $  0.42
                                                =======     =======     =======
   Diluted                                      $ (0.98)    $ (2.25)    $  0.41
                                                =======     =======     =======
Weighted average number of common shares
  outstanding (millions)
   Basic                                          125.6       121.1       114.7
                                                -------     -------     -------
   Diluted                                        127.6       122.2       117.1
                                                -------     -------     -------

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                         Years Ended
                                               March 29,   March 30,   March 31,
                                                 2002        2001        2000
                                              ----------------------------------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income (loss)                              $(120.8)    $(270.8)    $ 50.2
  Depreciation and amortization of
   fixed and other assets                           24.3       139.6      103.8
  Stock compensation expense                         8.4         3.8         --
  Special charges, non-cash                          7.8       237.6         --
  Loss (gain) on sale of fixed assets                0.5         1.8       (0.7)
  Loss on sale of business                           5.4          --         --
  Loss (gain) on disposal of discontinued
   operations                                         --       (65.0)       5.4
  Inventory write-down                              29.1          --         --
  Deferred income taxes                             (2.0)       (5.8)      (0.5)
  Change in pension liability                        6.6         1.8        3.6
  Impairment of equity investment                    3.5          --         --
  Equity loss in investment                          2.2         0.6         --
  Other                                               --         7.3         --
  Decrease (increase) in working capital
   Accounts receivable                              22.6        58.2       15.3
   Inventories                                      19.6       (16.9)       0.7
   Accounts payable and accrued liabilities        (22.9)      (22.6)     (13.6)
   Deferred revenue                                 (1.3)       (2.6)       6.3
   Other                                            (6.9)       13.8       (2.9)
                                                 -------     -------     ------
   Total                                           (23.9)       80.8      167.6
                                                 -------     -------     ------
Investing activities:
  Change in short-term investments                 (80.3)       27.6      (22.8)
  Expenditures for fixed and other assets          (30.8)      (66.8)     (39.2)
  Proceeds from disposal of fixed and
   other assets                                     33.4         1.1        3.3
  Proceeds from repayment of note receivable         4.4          --         --
  Acquisitions, net of cash acquired                  --         6.9         --
  Increase in long-term investments                 (2.0)       (5.1)        --
  Proceeds from sale of discontinued
   operations -  net                                 1.3       192.8        6.5
                                                 -------     -------     ------
   Total                                           (74.0)      156.5      (52.2)
                                                 -------     -------     ------
Financing activities:
  Repayment of long-term debt                       (2.7)     (133.5)     (19.7)
  Repayment of capital lease liabilities            (5.2)      (49.0)     (22.4)
  Dividends on preferred shares                     (1.9)       (2.0)      (2.1)
  Issue of common shares                             4.8         5.8        0.2
  Share issue costs                                   --          --       (8.2)
  Repurchase of common and preferred shares         (0.7)       (0.3)     (13.9)
                                                 -------     -------     ------
   Total                                            (5.7)     (179.0)     (66.1)
                                                 -------     -------     ------
Effect of currency translation on cash              (0.7)      (12.9)       2.0
                                                 -------     -------     ------
Increase (decrease) in cash and cash
 equivalents                                      (104.3)       45.4       51.3
Cash and cash equivalents, beginning
 of year                                           179.9       134.5       83.2
                                                 -------     -------     ------
Cash and cash equivalents, end of year           $  75.6     $ 179.9     $134.5
                                                 =======     =======     ======

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)

1.    NAME CHANGE

      On July 25, 2001, the Company formally changed its name to Zarlink Semiconductor Inc. ("Zarlink") from Mitel Corporation after receiving shareholder approval at its annual general shareholders' meeting on that date. In connection with the name change, the Company began trading under the symbol "ZL" on the New York Stock Exchange and The Toronto Stock
      Exchange on  September  7, 2001.  All reports  filed by the Company  under
      Section 13 or 15 (d) of the Securities Exchange Act, as amended, prior to August 13, 2001 were filed under the name "Mitel Corporation".

2.    NATURE OF OPERATIONS

      Zarlink is an international semiconductor product supplier. The Company's principal business segments comprise the manufacture and distribution of microelectronic components for the communications and medical industries. The principal markets for the Company's products are the United States, Europe, the Asia/Pacific region, and Canada.

      As at March 29, 2002, the Company employed 1,465 people, of whom approximately 83% were non-unionized personnel and approximately 17% were represented by trade unions. The Company is a party to separate collective bargaining agreements with terms ranging to March 31, 2004 with the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union which represent unionized employees in the United Kingdom and the Metall Industriarbetarforbundet Union, the Svenska Industriarbetarforbundet Union and the Civilingenjorsforbundet Union which represent employees in Sweden.

3.    CHANGE IN REPORTING CURRENCY

      Zarlink has historically prepared and filed its financial statements in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("GAAP") with a reconciliation to United States (U.S.) GAAP. During the quarter ended December 28, 2001, the Company adopted the United States dollar as its reporting currency for presentation of its consolidated financial statements. Historical consolidated financial statements were translated in accordance with the guidance provided under U.S. GAAP. In addition, the Company also began preparing and reporting complete financial statements in accordance with U.S. GAAP. However, separate Canadian GAAP financial statements are prepared and presented to shareholders.

      The Company made this change to enhance its communication with its shareholders, customers, and suppliers using the currency and accounting rules that are more familiar to these groups. This presentation is also more consistent with the presentation of the financial results of its industry counterparts and competitors.

      There has been no change in the functional currencies used in preparing these consolidated financial statements.

4.    ACCOUNTING POLICIES

      These consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles.

      The preparation of financial statements in conformity with United States accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

(C)   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash equivalents approximates the amounts shown in the financial statements. Short-term investments comprise highly liquid low risk debt instruments that are held to maturity with terms of not greater than one year. Short-term investments are carried at cost, which approximates their fair value.

(D)   INVENTORIES

      Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and lower of average cost and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

(E)   FIXED AND ACQUIRED INTANGIBLE ASSETS

      Fixed assets are initially recorded at cost, net of related research and development and other government assistance. Goodwill is initially recorded at the excess of the Company's cost over the amount of the fair value of the net identifiable assets acquired in a business combination. The Company evaluates the realizability of these assets based upon the fair value as estimated by reference to undiscounted expected future net cash flows of the related assets. Measurement of an impairment loss for long-lived assets or certain identifiable intangible assets held for use is based on the fair value of the asset by discounting expected future net cash flows of the related assets.

      Depreciation is provided on the bases and at the rates set out below:

Assets                                            Basis                Rate
--------------------------------------------------------------------------------
Buildings                                     Straight-line            4%
Equipment                                     Declining balance       20 - 30%
                                              Straight-line           10 - 33.3%
Leasehold improvements                        Straight-line           10%
Goodwill and other acquired intangibles       Straight-line           50%
Patents and trademarks                        Straight-line           10 - 33.3%

(F)   INVESTMENTS IN PRIVATE COMPANIES

      Investments in non-publicly traded companies in which the Company has less than 20% of the voting rights and in which it does not exercise significant influence are evaluated on a periodic basis for possible impairment. Appropriate reductions in carrying values are made when necessary. These investments are included in long-term investments on the Company's balance sheet and are carried at cost, net of write-downs for impairment.

(G)   FOREIGN CURRENCY TRANSLATION

      The financial statements have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 52, Foreign Currency Translation. The financial statements of the foreign subsidiaries are measured using local currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year-end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of other comprehensive income included in Shareholders' Equity.

(H)   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company  adopted FASB  Statement No. 133,  Accounting  for  Derivative
      Instruments and Hedging Activities ("SFAS 133"), as amended by FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133, on April 1, 2001. The standards required that all derivative financial instruments be recorded on the Company's consolidated balance sheets at fair value and established criteria for designation and effectiveness of hedging relationships. The adoption of SFAS 133 did not have a material impact on the Company's financial position, results of operations and cash flows.

      The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency exchange rate risk which exists as part of its ongoing operations. If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income ("OCI") and are recognized in net income (loss) when the hedged item affects net income (loss). If the derivative is designated as a hedge of a net investment in foreign operations, the changes in fair value are recorded in OCI to the extent that it is effective. If the derivative used in a hedging relationship is not designated, changes in the fair value of the derivative are recognized in net income (loss) immediately.

(I)   COMPREHENSIVE INCOME

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", established standards for the reporting and disclosure of comprehensive income and its components in the financial statements. The Statement requires the impact of foreign currency translation, unrealized net derivative gains or losses on cash flow hedges, and changes in minimum pension liabilities, to be included in other comprehensive income.

(J)   REVENUE RECOGNITION

      Continuing operations

      Revenue from the sale of products is recognized at the time goods are shipped to customers. Estimated warranty costs associated with product revenues are accrued for at the time of the sale based on the Company's experience. The Company also accrues for distributor stock rotations and other allowances as a reduction of revenue at the time of shipment based on the Company's experience. The Company's accounting policies for revenue recognition comply with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101).

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

(K)   INCOME TAXES

      Income taxes are accounted for using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are likely to be realized. Deferred income tax assets and liabilities are measured using enacted tax rates to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized only to the extent, in the opinion of management, it is more likely than not that the deferred income tax assets will be realized.

(L)   RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to earnings in the periods in which they are incurred. Purchased in-process research and development is expensed at the time of acquisition. Related investment tax credits are deducted from income tax expense.

(M)   STOCK-BASED COMPENSATION PLAN

      The Company has a stock-based compensation plan described in note 15.

      As allowed under SFAS 123, Accounting for Stock-Based Compensation, management has determined that it will continue to apply Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations at the grant date of the Company's options. However, stock compensation expense is recorded in circumstances where the terms of a previously fixed stock option are modified or when shares are contingently issuable to employees in connection with an acquisition.

(N)   EMPLOYEE FUTURE BENEFITS

      Defined benefit pension expense, based on management's assumptions, consist of actuarially computed costs of pension benefits in respect of the current year's service; imputed interest on plan assets and pension obligation; and straight-line amortization of experience gains and losses, assumption changes and plan amendments over the expected average remaining service life of the employee group.

      The  costs of  retirement  benefits,  other  than  pensions,  and  certain post-employment  benefits  are  recognized  over the  period  in which the employees render services in return for those benefits. Other post-employment benefits are recognized when the event triggering the obligation occurs.

(O)   RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS
      142), "Goodwill and Other Intangible Assets". SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill and intangibles with an identifiable life will no longer be amortized but instead will be subject to impairment tests at least annually. The impairment test is a two-step process. First, the fair value of a reporting unit is compared to its carrying value to identify possible impairment and then, if necessary, the impairment is measured through a deemed purchase price allocation. Under this standard, the Company will also be required to review the useful lives of acquired goodwill and intangible assets at least annually.

      The Company is required to adopt SFAS 141 and 142 on a prospective basis as of March 30, 2002. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows unless the Company acquires significant additional companies.

      In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. The Statement also broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company is required to adopt SFAS 144 effective March 30, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

5.    ACCOUNTS RECEIVABLE

      Included in accounts receivable was an allowance for doubtful accounts of $1.3 (2001 - $0.3).

6.    INVENTORIES

                                                     2002            2001
                                                    ---------------------
      Raw materials                                 $ 2.4            $12.5
      Work-in-process                                20.8             46.3
      Finished goods                                  9.4             26.1
                                                    -----            -----
                                                    $32.6            $84.9
                                                    =====            =====

      In the first quarter of Fiscal 2002, the Company reviewed its inventory requirements for the future 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

7.    FIXED ASSETS

                                                       2002         2001
                                                     ---------------------
      Cost:
      Land                                           $   3.4       $   4.7
      Buildings                                         28.8          41.9
      Leasehold improvements                             3.5            --
      Equipment                                        146.2         252.0
      Assets under capital leases                       29.1          60.8
      Assets under construction                           --           2.5
                                                     -------       -------
                                                       211.0         361.9
                                                     -------       -------
      Less accumulated depreciation:
      Buildings                                         19.8          34.9
      Leasehold improvements                             0.1            --
      Equipment                                        119.0         203.6
      Assets under capital leases                       11.8          25.6
                                                     -------       -------
                                                      (150.7)       (264.1)
                                                     -------       -------
                                                     $  60.3       $  97.8
                                                     =======       =======

      During Fiscal 2002, the Company completed the construction of its headquarters in Ottawa, Canada. In the fourth quarter, the Company sold the building to Mitel Research Park Corporation for $7.4 and subsequently leased back the building under an operating lease for a period of ten years. The excess of the cost to construct the building over the proceeds received on sale was capitalized as leasehold improvements. The leasehold improvements will be amortized over the life of the operating lease.

8.    LONG-TERM INVESTMENTS

                                                            2002      2001
                                                            ---------------
      Investment in Mitel Networks Corporation, at cost     $10.7     $10.9
      Investment in DALSA Semiconductor Inc., at cost         3.4        --
      Equity investment in Optenia, Inc.                       --       4.8
                                                            -----     -----
                                                            $14.1     $15.7
                                                            =====     =====

      The Company's equity investment in Optenia, Inc. was written-off in the fourth quarter of Fiscal 2002 as a result of it becoming bankrupt.

      During Fiscal 2002, the Company made an investment of $2.0 in a privately held technology company that was recorded on the cost basis. Later in Fiscal 2002, the Company determined that the investment was impaired and wrote off the entire amount. (See also Note 17).

9.    OTHER ASSETS

                                                   2002       2001
                                                  -----------------
      Note receivable, non-interest bearing
        (see also Note 20)                        $ 14.8     $   --
      Less: Deferred gain (see also Note 20)       (14.7)        --
                                                  ------     ------
                                                     0.1         --
      Promissory note, bearing interest at 8%
        (2001 - 8%) payable annually, due in
        June 2004 and against which a first
        deed on real property was pledged as
        security                                      --        4.5
      Other long-term receivables                    0.2        0.6
      Patents, trademarks, and other                 2.7        3.6
                                                  ------     ------
                                                  $  3.0     $  8.7
                                                  ======     ======

      The promissory note was repaid in Fiscal 2002.

10.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         2002      2001
                                                        ---------------
      Trade payables                                    $11.5     $20.5
      Employee-related payables                          10.5      11.1
      Restructuring provisions                            7.9       6.7
      Provision for disposal of discontinued
        operations                                        5.8      12.8
      Provisions for disposal of foundry businesses       6.1        --
      Goods received not invoiced                         3.1       8.7
      Other accrued liabilities                          23.0      33.4
                                                        -----     -----
                                                        $67.9     $93.2
                                                        =====     =====

11.   LONG-TERM DEBT

                                                       2002      2001
                                                      ---------------
      Capital leases and other, at rates
        varying from 3.9% to 11.87% with
        payment terms ranging from 1 to 6
        years (2001 - 3.9% to 11.87% with
        payment terms ranging from 1 to 7 years)      $ 2.8     $ 8.0

      Non-interest bearing 1996 Canada-Quebec
        government loan, repayable in Canadian
        Dollars in three equal annual installments
        commencing July, 2001                            --       2.6
                                                      -----     -----
                                                        2.8      10.6
      Less current portion                              2.1       5.8
                                                      -----     -----
                                                      $ 0.7     $ 4.8
                                                      =====     =====

      The non-interest bearing 1996 Canada-Quebec government loan was fully repaid in Fiscal 2002 in connection with the sale of the Company's Bromont foundry.

      Future minimum lease payments of the obligations under capital leases total $2.9 of which $2.2, $0.6, $0.1, $nil, and $nil relate to fiscal years 2003 to 2007 and beyond respectively. Interest costs of $0.1 are included in the total future lease payments.

      Total interest expense from continuing and discontinued operations related to long-term debt was $0.8 in Fiscal 2002 (2001 - $10.1; 2000 - $17.6).

12.   COMMITMENTS

      (A) OPERATING LEASES

      The future minimum lease payments for operating leases for which the Company was committed as at March 29, 2002 amounted to $34.0 and were as follows: 2003 - $5.9; 2004 - $5.3; 2005 - $4.8; 2006 - $4.5; 2007 - $2.8;
      2008 and beyond - $10.7.

      Rental expense on operating leases for the year ended March 29, 2002 amounted to $5.8 (2001 - $3.0; 2000 - $3.5).

      (B) LETTERS OF CREDIT

      The Company had letters of credit outstanding as at March 29, 2002 of approximately $2.9.

      (C) CAPITAL EXPENDITURES

      Capital expenditure commitments under purchase orders outstanding at the end of Fiscal 2002 amounted to approximately $1.3.

      (D) SUPPLY AGREEMENTS

      The Company has wafer supply agreements with 3 independent foundries, which expire from 2005 to 2007. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. None of the agreements have minimum unit volume purchase requirements.

13.   CONTINGENCIES

      The Company is a defendant in a number of lawsuits and party to a number of other claims or potential claims that have arisen in the normal course of its business. In the opinion of the Company's internal legal counsel, any monetary liability or financial impact of such lawsuits and claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company or the consolidated results of its operations.

14.   REDEEMABLE PREFERRED SHARES

      Dividends - Fixed cumulative cash dividends are payable quarterly at a rate of $1.26 (Cdn$2.00) per share per annum. During the year ended March 29, 2002, a $1.26 (Cdn$2.00) per share dividend was declared and paid on the redeemable preferred shares.

      Redemption - The shares are currently redeemable, at the option of the Company, at $15.69 (Cdn$25.00) per share plus accrued dividends.

      Purchase Obligation - The Company is required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $15.69 (Cdn$25.00) per share plus costs of purchase. The difference between the stated capital of the repurchased shares over the consideration paid for such shares is recorded against additional paid in capital. During the year ended March 29, 2002, the Company purchased and cancelled 35,200 preferred shares for cash consideration of $0.7.

15.   CAPITAL STOCK

      (A) COMMON SHARES

      On June 7, 2001, the Company announced its intention to continue its normal course issuer bid program for up to 6,308,907 common shares (5 % of 126,178,148 common shares issued and outstanding at May 28, 2001) between June 9, 2001 and June 8, 2002. All repurchased shares will be cancelled. In the year ended March 29, 2002, no shares were repurchased under this program.

      (B) NET INCOME PER COMMON SHARE

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

                                                            2002    2001    2000
                                                           ---------------------
Weighted average shares for basic EPS (millions):          125.6   121.1   114.7
Weighted average shares on conversion of stock options
  (millions)                                                 1.4      --     2.4
Weighted average issued shares subject to restrictions
  (millions)                                                 0.6     1.1      --
                                                           -----   -----   -----
Adjusted weighted average shares and share equivalents
  (millions)                                               127.6   122.2   117.1
                                                           =====   =====   =====

      The following options were excluded in the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive: options outstanding for the year ended March 29, 2002 to purchase 4,396,145 (2001 - nil; 2000 - 3,424,622) shares of common stock at an average exercise price of $11.31 (2001 - nil; 2000 - $13.20) per share. The exercise price of stock options was based on prices in Canadian dollars translated at the year-end rate as at the end of each fiscal year.

      (C) DIVIDEND RESTRICTIONS ON COMMON SHARES

      The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment. No common share dividend is currently being paid out.

      (D) STOCK OPTION PLANS

      At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors (the "plan"). Certain amendments to the plan were approved by the shareholders at the 1993, 1995 and 1998 Annual and Special Meetings of shareholders allowing for 1,000,000, 2,000,000, and 10,200,000 additional shares, respectively, to be made available for grant. At a Special Meeting of the shareholders on December 7, 2001, the Company's shareholders approved an amendment to increase the maximum number of common shares in respect of which options may be granted under the plan to 20,227,033 common shares.

      Available  for grant at March 29, 2002 were  3,810,910  (2001 - 1,979,470;
      2000 - 3,567,998) shares. All options granted prior to January 29, 1998 have ten-year terms and options granted thereafter have six-year terms. All options become fully exercisable at the end of four years of continuous employment.

      In connection with the sale by the Company of its Plymouth and Bromont foundry businesses in the fourth quarter of Fiscal 2002 (see also note
      20), all employees of the former foundry businesses who held options to purchase common shares of the Company which were vested as at the date of the sale were provided with a period until 180 days after the anniversary date of the respective sales to exercise such options if they remained employed with the buyer until at least one year after the respective sale dates. In addition, of the remaining unvested options held by such employees as at the sale date, 50% were accelerated to vest on the first anniversary (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of the respective sale dates. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 19, 2003, in respect of the former Bromont employees, and as at September 23, 2003, in respect of the former Plymouth employees, expire on that date. During Fiscal 2002, the Company recorded stock compensation expense of $0.1 related to these transactions.

      On February 21, 2001, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants after November 1, 1999 at Cdn$14.31 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 2,691,350 options were cancelled and an equal number of new options were granted at an exercise price of Cdn$14.06 per share. The new grants have a term of six years. During Fiscal 2002, the Company recorded stock compensation expense of $1.0 (2001 - $nil) related to this option exchange program.

      In connection with the sale by the Company of its worldwide Systems business on February 16, 2001 and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing, all employees of the former Systems business who held options to purchase common shares of the Company which were vested as at February 16, 2001 were provided with a period until August 14, 2002 to exercise such options if they remained employed with the buyer until at least February 15, 2002. In addition, of the remaining unvested options held by such employees as at February 16, 2001, 50% were accelerated to vest on February 15, 2002 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of February 16, 2001. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 14, 2002 expire on that date. As at March 29, 2002, there were 1,209,433 outstanding vested stock options held by Systems employees, which will expire on August 14, 2002, unless exercised before that date. During Fiscal 2002, the Company recorded stock compensation expense of $0.7 (2001 - $1.3) related to this transaction.

      On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants in calendar 1998 at Cdn$17.78 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of Cdn$9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of six years. During Fiscal 2002, the Company recorded stock compensation expense of $0.6 (2001 - $0.4) related to this option exchange program.

      A summary of the Company's stock option activity and related information for the three years ended March 29, 2002 is as follows:

                                                             2002                           2001                            2000
                                                ------------------------------------------------------------------------------------
                                                                  Weighted                    Weighted                      Weighted
                                                                  Average                     Average                        Average
                                                                  Exercise                    Exercise                      Exercise
                                                   Options         Price         Options       Price           Options        Price
                                                ------------------------------------------------------------------------------------
Outstanding options:
  Balance, beginning of year                      9,464,693       $ 8.18        9,017,262       $ 8.51        5,918,988       $ 8.87
  Granted                                         3,600,462       $10.00        6,098,025       $11.80        6,439,957       $ 8.85
  Exercised                                        (945,324)      $ 5.17       (1,141,097)      $ 5.15         (676,003)      $ 3.97
  Forfeited                                      (1,153,908)      $ 8.80         (841,897)      $10.66         (633,180)      $ 8.93
  Cancelled                                         (50,961)      $10.77       (3,667,600)      $13.66       (2,032,500)      $12.13
                                                -----------       ------      -----------       ------      -----------       ------

Balance, end of year                             10,914,962       $ 8.84        9,464,693       $ 8.18        9,017,262       $ 8.51
                                                ===========       ======      ===========       ======      ===========       ======

Exercisable, end of year                          4,417,633       $ 8.20        2,542,251       $ 7.51        1,863,584       $ 6.45
                                                ===========       ======      ===========       ======      ===========       ======

Weighted average fair value
  price of options granted
  during the year using the
  Black-Scholes fair value
  option pricing model                                            $ 3.02                        $ 6.02                        $ 4.98
                                                                  ======                        ======                        ======

      The weighted average exercise price of stock options was based on prices in Canadian dollars translated at the year-end exchange rate as at the end of each fiscal year and at the year's average exchange rate for changes in outstanding options during the year.

      A summary of options outstanding at March 29, 2002 is as follows:

                          Total Outstanding                                             Total Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                          Weighted Average
                                    Weighted Average         Remaining                           Weighted Average
Exercise Price          Options       Exercise Price       Contractual Life           Options     Exercise Price
-----------------------------------------------------------------------------------------------------------------
 $0.69-$5.77          1,669,769         $ 4.59                 3 years              1,255,812         $ 4.51
 $5.85-$8.77          2,239,137         $ 7.13                 4 years                879,241         $ 6.28
    $8.82             2,518,589         $ 8.82                 5 years                738,806         $ 8.82
 $8.87-$11.08         2,266,509         $10.16                 6 years                173,380         $10.25
$11.16-$23.69         2,220,958         $12.41                 4 years              1,370,394         $12.19
                     ----------                                                     ---------
                     10,914,962                                                     4,417,633
                     ==========                                                     =========

      The exercise price of stock options was based on prices in Canadian dollars translated at the year-end exchange rate.

      Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for fiscal years 2002, 2001, and 2000:

                                                   2002        2001       2000
                                                 -------------------------------
U.S. GAAP Pro Forma net income
  (loss) attributable to common                  $(143.5)    $(292.5)    $  33.0
  shareholders after preferred dividends

U.S. GAAP Pro Forma net income (loss)
   per common share:
Basic                                            $ (1.14)    $ (2.42)    $  0.29
Diluted                                          $ (1.14)    $ (2.42)    $  0.28

                                                   2002        2001       2000
                                                 -------------------------------
Risk-free interest rate                            5.19%       5.08%       6.02%
Dividend yield                                     Nil         Nil         Nil
Volatility factor of the expected
  market price of the Company's
  common stock                                    0.501       0.583       0.509
Weighted-average expected life of
  the options                                    4 years     6 years     6 years

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

16.   ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss were as follows:

                                           March 29,    March 30,      March 31,
                                             2002         2001           2000
                                          --------------------------------------
Net income (loss) for the period           $(120.8)     $(270.8)     $  50.2
Other comprehensive loss:
Minimum pension liability                     (2.5)          --           --
Unrealized net derivative loss
  on cash flow hedges                         (0.4)          --           --
Change in cumulative
  translation adjustment                      (0.4)       (28.9)        (7.3)
                                           -------      -------      -------

Comprehensive income (loss)
  for the period                           $(124.1)     $(299.7)     $  42.9
                                           =======      =======      =======

      The changes to accumulated other comprehensive loss for three years ended March 29, 2002 were as follows:

                                Cumulative     Minimum    Unrealized
                                Translation    Pension   Net Loss on
                                  Account     Liability  Derivatives     Total
                               -------------------------------------------------
Balance, March 26, 1999            $ (6.4)      $   --      $   --      $ (6.4)
Change during the year               (7.3)          --          --        (7.3)
                                   ------       ------      ------      ------
Balance, March 31, 2000             (13.7)          --          --       (13.7)
Change during the year              (28.9)          --          --       (28.9)
                                   ------       ------      ------      ------
Balance, March 30, 2001             (42.6)          --          --       (42.6)
Change during the year               (0.4)        (2.5)       (0.4)       (3.3)
                                   ------       ------      ------      ------
Balance, March 29, 2002            $(43.0)      $ (2.5)     $ (0.4)     $(45.9)
                                   ======       ======      ======      ======

      As at March 29, 2002, the accumulated pension benefit obligation was in excess of the fair value of the pension plan assets by $2.5, resulting in an additional minimum pension liability recorded in other comprehensive loss.

      The Company also recorded a loss to other comprehensive loss in Fiscal 2002 of $0.4 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges for Fiscal 2003. The Company estimates that $0.4 of net derivative loss included in other comprehensive loss will be reclassified into earnings within the next 12 months.

17.   SPECIAL CHARGES

      (A) FISCAL 2002

                                                                                   Cumulative drawdowns
                                                                                   --------------------
                                Provision                                                                   Provision
                                balance as                            Special                               balance as
                                 at March     Special                 Charges -                            at March 29,
                                 30, 2001     Charges    Reversals       net         Cash      Non-cash        2002
                               ---------------------------------------------------------------------------------------
Restructuring activities:
Workforce reduction               $  6.7      $ 27.8       $ (2.3)      $ 25.5       $(29.3)     $   --       $  2.9
Lease and contract
settlements                           --         9.7         (0.8)         8.9         (2.8)       (1.1)         5.0
                                  ------      ------       ------       ------       ------      ------       ------
Total restructuring                  6.7        37.5         (3.1)        34.4        (32.1)       (1.1)         7.9
Impairment of long-term
assets                                --         6.7           --          6.7           --        (6.7)          --
                                  ------      ------       ------       ------       ------      ------       ------

Total                             $  6.7      $ 44.2       $ (3.1)      $ 41.1       $(32.1)     $ (7.8)      $  7.9
                                  ======      ======       ======       ======       ======      ======       ======

      In response to the industry downturn, the Company announced on May 10, 2001 that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of the company's total employee base by 439 employees, globally across all job categories, which was completed by the end of Fiscal 2002. Further reductions in the administrative workforce were implemented in the fourth quarter of Fiscal 2002 affecting 32 employees around the world. This extension to the program will be completed in the second quarter of Fiscal 2003. The total cost of the workforce reduction program was estimated to be $25.5 in Fiscal 2002.

      As a result of the workforce reduction program and consolidating design activity, the Company took steps to provide for excess leased facilities in Canada, the United States, the United Kingdom, and the Far East. The cost of the lease and contract settlements amounted to $8.9 in Fiscal 2002.

      The Company's enterprise resource planning ("ERP") system was originally designed for a company heavily engaged in manufacturing with a much larger workforce. During Fiscal 2002, the Company reviewed its information system requirements as it evolved from a significant manufacturing concern to a mostly fabless semiconductor company. In light of the sale of its two CMOS fabs and a significant reduction in its workforce in Fiscal 2002, the Company determined that the number of licenses required going forward would be significantly lower. Accordingly, the Company recorded an impairment charge for its ERP system and certain other assets mounting to $1.1 in the fourth quarter of Fiscal 2002.

      The Company also reviewed the carrying value of certain long-lived assets in the communications segment, including an investment in a privately held company that was made during Fiscal 2002. Based on an analysis of estimated future undiscounted cash flows, the Company determined that these assets were impaired. Accordingly, a charge of $5.6 was recorded in the fourth quarter of Fiscal 2002 to reduce the carrying value of these assets to their estimated fair value.

      The total of these pre-tax special charges amounted to $41.1, of which $34.6 was recorded in the first quarter and $6.5 was recorded in the fourth quarter of Fiscal 2002. The fourth quarter special charge was net of a reversal amounting to $3.1 from the first quarter restructuring provision that will no longer be required. The reversal was due to savings on the workforce reduction program and to the subsequent sub-letting of vacant space in Irvine, California just after the close of Fiscal 2002.

      (B) FISCAL 2001

      In the year ended March 30, 2001, the Company recorded a write-down of its capital assets relating to the carrying values of the acquired intangible assets associated with Vertex and to the carrying values of the buildings and equipment associated with the fabrication facilities in Canada and in the United Kingdom.

                                                                                Cumulative drawdowns
                                      Provision                                 --------------------
                                      balance as                                                          Provision
                                       at March     Operating     Special                               balance as at
                                       31, 2000     Expenses      Charges        Cash       Non-cash    March 30, 2001
                                     ---------------------------------------------------------------------------------
Restructuring                            $   --       $ 11.2       $   --        $ (4.5)     $     --        $  6.7
Impairment of long-term assets:
Goodwill                                     --           --        112.9            --        (112.9)           --
Fabrication facilities                       --           --        124.7            --        (124.7)           --
                                         ------       ------       ------        ------      --------        ------
Total                                    $   --       $ 11.2       $237.6        $ (4.5)     $ (237.6)       $  6.7
                                         ======       ======       ======        ======      ========        ======

      The Company reviewed the carrying value for the acquired intangible assets of Vertex. Based on an analysis of estimated future undiscounted cash flows and current and expected adverse market conditions, the Company determined that the carrying value of the acquired intangible assets was impaired. The Company recorded a charge of $112.9 to write down the goodwill relating to Vertex to its fair value, based on discounted cash flows.

      The Company also reviewed the carrying value of its fabrication facilities. Based on an analysis of estimated future undiscounted cash flows, current and expected adverse market conditions which result in a low operating rate for these facilities, and the Company's manufacturing strategy that is expected to incorporate higher degrees of outsourcing, the Company determined that the carrying values of the fabrication buildings and equipment were impaired and recorded a charge of $115.4, net of income tax recoveries of $9.3, to write down these carrying values.

      During Fiscal 2001, the Company undertook workforce reductions across all functions throughout the company. As at March 29, 2002, the provision balance related to the Fiscal 2001 restructuring activities was $0.1, after additional cash drawdowns of $6.6 through Fiscal 2002.

18.   OTHER INCOME (EXPENSE) - NET

                                                2002       2001      2000
                                               ----------------------------

      Interest income                          $ 5.5      $ 9.0      $ 5.8
      Foreign exchange gain (loss)               7.3      (10.6)       6.0
      Equity loss in Optenia, Inc.              (2.2)      (0.6)        --
                                               -----      -----      -----
      Other income (expense) - net             $10.6      $(2.2)     $11.8
                                               =====      =====      =====

19.   INCOME TAXES

      The components of income (loss) before provision (benefit) of income taxes consists of the following:

                                                2002       2001      2000
                                              -----------------------------
      Income (loss) from continuing
        operations before income taxes:
      Canadian                                $ (23.0)   $(155.0)   $  48.6
      Foreign                                   (99.2)    (119.8)      (4.9)
                                              -------    -------    -------
                                              $(122.2)   $(274.8)   $  43.7
                                              =======    =======    =======

      The provision (recovery) for
        income taxes consists of                2002       2001      2000
        the following:                        -----------------------------
      Current:
      Canadian                                $   1.0    $   6.9    $  10.5
      Foreign                                      --        2.1        0.3
                                              -------    -------    -------
                                                  1.0        9.0       10.8
                                              -------    -------    -------
      Deferred:
      Canadian                                   (1.7)      (1.0)       3.1
      Foreign                                    (0.7)      (4.4)      (4.4)
                                              -------    -------    -------
                                                 (2.4)      (5.4)      (1.3)
                                              -------    -------    -------
                                              $  (1.4)   $   3.6    $   9.5
                                              =======    =======    =======

      A reconciliation between the statutory Canadian income tax rate and the actual effective rate is as follows:

                                                   2002      2001     2000
                                                 ----------------------------
      Expected Canadian statutory
        income tax rate                               35%       40%        40%
                                                 -------   -------    -------

      Provision (recovery) at Canadian
        statutory income tax rate                $ (42.5)  $(111.4)   $  17.6
      Differences between Canadian and
        foreign taxes                               (0.3)      5.3       (1.8)
      Investment tax credits                          --      (3.7)      (2.7)
      Tax effect of losses not recognized           26.1      32.4        0.1
      Tax effect of temporary differences
        not recognized                               9.1      14.1         --
      Tax effect of amortization of acquired
        intangibles                                  2.6      70.8        2.9
      Tax effect of realizing benefit of prior
        years' loss carryforwards and timing
        differences                                 (2.0)     (8.5)      (3.2)
      Corporate minimum taxes                        1.0       2.3        0.3
      Other                                          4.6       2.3       (3.7)
                                                 -------   -------    -------
      Income tax expense (recovery)              $  (1.4)  $   3.6    $   9.5
                                                 =======   =======    =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities were as follows:

                                                         2002        2001
                                                       --------------------
      Deferred tax assets:
      Provisions                                        $ 13.9      $  6.3
      Impairment of fabrication facilities                  --         8.9
      Income tax loss carryforwards                       56.0        39.1
      Investment tax credits                              34.1        26.9
      Other - net                                          1.8         2.4
                                                        ------      ------
                                                         105.8        83.6
      Less: valuation allowance                          (75.8)      (54.1)
                                                        ------      ------
      Deferred tax assets                                 30.0        29.5
                                                        ------      ------
      Deferred tax liabilities:
      Book and tax differences on fixed assets            19.0        21.9
      Investment tax credits                                --          --
      Other - net                                          2.2         1.1
                                                        ------      ------
      Deferred tax liabilities                            21.2        23.0
                                                        ------      ------
      Net deferred tax assets                           $  8.8      $  6.5
                                                        ======      ======

      The increase of $21.7 in the valuation allowance from the previous year principally relates to losses in the Company's foreign operations and temporary deductible differences in the Company's domestic operations.

      Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The loss before income taxes attributable to all foreign operations, including discontinued operations, was $101.0 (2001 - loss of $68.8; 2000 - income of $10.7).

      As at March 29, 2002, the Company had income tax loss carryforwards in Sweden and the United Kingdom of approximately $103.6 which may be carried forward indefinitely to reduce future years' income for tax purposes. An accounting benefit of approximately $50.5 has been recognized for these losses. The Company has $57.4 of U.S. federal net operating loss carryforward balances available which expire between 2012 and 2022. The Company also has $31.3 of U.S. state net operating loss carryforward balances available which expire between 2003 and 2007. The Company has taken a full valuation allowance on the U.S. loss carryforward balances.

      As at March 29, 2002, the Company had Canadian investment tax credit carryforward balances of approximately $38.6 which may offset federal income taxes payable. An accounting benefit of approximately $14.7 has been recognized for these investment tax credits. The investment tax credits expire between 2008 and 2011.

20.   SALE OF FOUNDRY BUSINESSES

      Plymouth Foundry

      On March 28, 2002, Zarlink sold its wafer fabrication facility in Plymouth, UK, as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG ("X-FAB") of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and a note of $18.0 repayable over three years. The Plymouth foundry facility comprised two CMOS wafer fabrication lines for producing digital and mixed-signal communications and medical semiconductors.

      The note receivable was discounted at 8% to a carrying value of $14.8. In accordance with SEC Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the sale of a Business or Operating Assets to a Highly Leveraged Entity", the gain on sale of $14.7 was deferred and netted against the carrying value of the note receivable. The net note receivable of $0.1 is included in Other Assets. The Company will recognize the gain as payments are made on the note receivable. The first payment of $10.0 against the note receivable is expected to be received in June 2004 with the final payment of $8.0 due in March 2005.

      As part of the sale, the two companies signed a five-year agreement to ensure continuity of supply for Zarlink products manufactured at Plymouth. Approximately 175 Zarlink employees engaged in wafer production were transferred to X-FAB as part of the sale.

      Bromont Foundry

      On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, and related business to DALSA Semiconductor Inc. ("DALSA") for $16.9. Under the agreement, Zarlink received from DALSA $13.0 in cash and retained a 19.9% investment in the Bromont foundry. DALSA also assumed certain employee-related payables amounting to approximately $0.5. The Bromont facility is an operation featuring CMOS process technology for digital and mixed-signal (analog/digital) communications products. The plant also has other processes supporting industrial, scientific and space applications, particularly high-end imaging applications.

      The Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2.

      The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont. Approximately 250 Zarlink employees affiliated with the Bromont operation were transferred to DALSA as part of the agreement.

21.   DISCONTINUED OPERATIONS

      (A) COMMUNICATIONS SYSTEMS BUSINESS

      On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Systems business. Accordingly, the operations related to this business were accounted for as discontinued operations with November 3, 2000 being the effective measurement date.

      On February 16, 2001, the Company sold its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Zarlink transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $196.7 in cash proceeds, after adjustments, in exchange for selling a 90 % ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada.

      The results of the Systems business operations were as follows:

                                                     2002       2001      2000
                                                    ---------------------------
Sales for the period ended February 16, 2001        $   --     $343.5    $539.3
Results of operations to the measurement date of
  November 3, 2000:
Income (loss) before income taxes                   $   --     $ (8.7)   $ 36.2
Income tax (expense ) recovery                          --        3.0     (14.8)
                                                    ------     ------    ------
Income (loss) from discontinued operations to the
  measurement date of November 3, 2000              $   --     $ (5.7)   $ 21.4
                                                    ======     ======    ======

      The Company recorded a gain of $13.3, net of transaction costs and other provisions to separate the Systems business totaling $21.5, as well as post-measurement date operating losses of $34.3 and income taxes of $7.4.

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

      On January 19, 2000, the Company completed the sale of Lincoln for total consideration of $8.3, including cash of $6.5 and a note receivable of $1.8. The financial results of the discontinued operations were as follows:

                                                    2002     2001     2000
                                                   ------------------------

      Sales                                        $   --   $   --   $ 21.9
                                                   ======   ======   ======
      Income from discontinued operations,
        net of  income tax recoveries
        of $nil (2001 - $nil; 2000 - $nil)         $   --   $   --   $   --
                                                   ======   ======   ======
      Estimated loss on disposal of
        discontinued operations, net of
        income tax recoveries of $nil
        (2001 - $nil; 2000 - $2.3)                 $   --   $   --   $  5.4
                                                   ======   ======   ======
      Basic loss per common share from
        discontinued operations                    $   --   $   --   $  0.5
                                                   ======   ======   ======
      Fully diluted loss per common share
        from discontinued operations               $   --   $   --   $  0.5
                                                   ======   ======   ======

      The Lincoln operating loss of $6.7 for the ten months ended January 19, 2000 was charged to the provision for discontinued operations.

22.   ACQUISITIONS

      On July 28, 2000, the Company acquired privately held Vertex, a California-based fabless semiconductor company providing silicon solutions for the enterprise switching and wide area network access markets. Zarlink acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $210.8. Approximately 1.1 million shares or 10% of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535,000 issued shares valued at $10.2 are subject to certain restrictions over a two-year period. Under GAAP these amounts are accounted for as compensation rather than a component of purchase price.

      The fair value of the consideration was based on the average closing price of the Company's common shares on The Toronto Stock Exchange shortly before and after the proposed acquisition was announced on June 5, 2000.

      The acquisition was accounted for by the purchase accounting method. The purchase price allocation was based on fair values assigned to net assets as determined and finalized by an independent valuation firm using standard valuation techniques. An amount of $185.4 was allocated to intangible assets that include completed research and development and other intangible assets. The difference between the purchase price and the fair value of the identifiable net assets amounted to $155.5, which was recorded as goodwill. The identifiable intangible assets and the goodwill were to be amortized over a two-year period (see below). The allocation to net assets included $1.1 in respect of acquisition costs and costs to integrate the operations of the acquired company.

      The purchase transaction is summarized as follows:

      Net assets acquired, at approximate fair value:

      Current assets                                                $ 20.1
      Fixed assets                                                     1.6
      Goodwill and acquired intangible assets                        185.4
                                                                    ------

      Total assets                                                   207.1
      Current liabilities                                              6.5
                                                                    ------

      Total net assets                                              $200.6
                                                                    ======
      Common share consideration                                    $200.6
                                                                    ======

      In the year ended March 30, 2001, the Company recorded an asset impairment charge to reduce the carrying value of goodwill by $112.9 to $3.9. (See also Note 17). In the year ended March 29, 2002, the Company recorded an additional asset impairment charge of $1.6 to reduce the carrying value of the acquired intangible assets to nil.

23.   RELATED PARTY TRANSACTIONS

      During the year ended March 29, 2002, the Company sold to and purchased from jointly controlled and significantly influenced enterprises products and services valued at approximately $1.3 (2001 - $nil; 2000 - $1.8) and $0.7 (2001 - $0.7; 2000 - $0.6) respectively. These transactions for products and services were under usual trade terms and trade prices.

      As at March 29, 2002, the Company had no investments in jointly controlled or significantly influenced enterprises. Included in accounts receivable as at March 30, 2001, were amounts due from significantly influenced enterprises of $0.2.

24.   INFORMATION ON BUSINESS SEGMENTS

      Business Segments

      The Company's reportable business segments are comprised of the Communications and Medical groups. Reportable segments are business units that offer different products and services and are managed separately because of these differences.

      The Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. The Communications business includes network access products that provide connectivity to the network's core backbone, such as feeder, aggregation and transmission applications, and those that address the multi-protocol physical and network layers. In addition, the Communications business includes user access products that allow users to connect to the network. These products include wireless and infotainment applications. Network access products accounted for $114.5 in revenue in Fiscal 2002 (2001 - $ 259.9; 2000 - $235.6). User access products accounted for $72.7 in revenue in Fiscal 2002 (2001 - $157.5; 2000 - $146.8).

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

                                                                                     Unallocated
Year Ended March 29, 2002                            Communications      Medical        Costs         Total
                                                    ---------------------------------------------------------
Total external sales revenue                             $ 187.2         $  34.9        $    --       $ 222.1
Depreciation of buildings and equipment                     19.5             0.3             --          19.8
Amortization of acquired intangibles                          --              --            4.4           4.4
Loss on sale of foundry business                              --              --            5.4           5.4
Special charge                                                --              --           41.1          41.1
Stock compensation expense                                    --              --            8.4           8.4
Segment's operating income (loss) from continuing
  operations                                               (78.0)            8.8          (59.3)       (128.5)

                                                                                     Unallocated
Year Ended March 30, 2001                            Communications      Medical        Costs         Total
                                                    ---------------------------------------------------------
Total external sales revenue                             $ 417.4         $  32.8        $    --       $ 450.2
Depreciation of buildings and equipment                     65.0             0.7             --          65.7
Amortization of acquired intangibles                          --              --           65.3          65.3
Special charge                                                --              --          237.6         237.6
Stock compensation expense                                    --              --            3.8           3.8
Segment's operating income (loss) from continuing
  operations                                                47.7             0.9         (306.7)       (258.1)

                                                                                     Unallocated
Year Ended March 31, 2000                            Communications      Medical        Costs         Total
                                                    ---------------------------------------------------------
Total external sales revenue                             $ 382.4         $  27.5        $    --       $ 409.9
Depreciation of buildings and equipment                     53.8             0.5             --          54.3
Amortization of acquired intangibles                          --              --            9.6           9.6
Segment's operating income from continuing
  operations                                                49.4             7.1           (9.6)         46.9

      Geographic Segments

      Revenues from continuing operations from external customers are attributed to countries based on location of the selling organization.

      Geographic information is as follows:

                              2002                           2001                                         2000
                        ----------------------------------------------------------------------------------------
                                                                                         Acquired
                                              Fixed                          Fixed      Intangible
                            Revenue           Assets        Revenue         Assets        Assets         Revenue
                        ----------------------------------------------------------------------------------------
Canada                       $ 43.1          $ 12.6         $ 78.7          $ 28.7         $  3.9        $ 89.0
United States                  62.8             3.0          173.0             3.6             --         154.8
United Kingdom                 83.7            34.7          155.5            52.6             --         132.7
Sweden                         22.9             9.9           25.4            12.1             --          17.7
Other foreign
  countries                     9.6             0.1           17.6             0.8             --          15.7
                             ------          ------         ------          ------         ------        ------
Total                        $222.1            60.3         $450.2          $ 97.8         $  3.9        $409.9
                             ======          ======         ======          ======         ======        ======

      Major Customers

      For the year ended March 29, 2002, the Company had revenues from one external customer, a major distributor, which exceeded 10% of total net revenues (2001 - one; 2000 - nil). Sales to this distributor in Fiscal 2002 amounted to $27.1 (2001 - $64.6) and related to the Communications segment.

25.   PENSION PLANS

      The Company maintains several defined contribution and three defined benefit pension plans for its employees. The components of the pension expense were as follows:

                                                       2002      2001      2000
                                                      -------------------------
Continuing operations:
Defined contribution plans                             $1.2      $1.3      $1.0
Defined benefit plans (see table below)                 2.9       2.2       3.8
                                                       ----      ----      ----
Pension expense from continuing operations              4.1       3.5       4.8
                                                       ----      ----      ----
Discontinued operations:
Defined contribution plans                               --       3.0       3.1
Defined benefit plans (see table below)                  --       3.0       1.0
                                                       ----      ----      ----
Pension expense from discontinued operations             --       6.0       4.1
                                                       ----      ----      ----
Pension expense                                        $4.1      $9.5      $8.9
                                                       ====      ====      ====

                                                       2002      2001      2000
                                                      -------------------------
Defined benefit pension expense:
Employer service cost                                  $1.8      $5.2      $4.8
Interest cost                                           1.3       4.7       4.0
Expected asset return                                  (0.6)     (4.7)     (4.0)
Net amortization and deferral                           0.4        --        --
                                                       ----      ----      ----
Net periodic pension expense                            2.9       5.2       4.8
Less:  discontinued operations                           --      (3.0)     (1.0)
                                                       ----      ----      ----
Defined benefit pension expense from
  continuing operations                                $2.9      $2.2      $3.8
                                                       ====      ====      ====

      (A) DEFINED CONTRIBUTION PENSION PLANS

      Both the Company and the employees contribute to these plans based on the employees' earnings.

      (B) DEFINED BENEFIT PENSION PLANS

      There is one contributory defined benefit plan (the "Plan") that covers substantially all employees of Zarlink Semiconductor Limited ("ZSL"), a wholly owned subsidiary of the Company. On November 30, 2001, ZSL suspended contributions to the Plan and ceased members pension accruals. The Plan was replaced with a defined contribution pension plan. The pension obligations of the Plan are expected to be settled in Fiscal 2003. The Company's policy was to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by pension regulatory authorities.

      This Plan provided pension benefits based on length of service and final pensionable earnings. Employee contributions were based on pensionable earnings. The actuarial report in connection with this defined benefit plan, updated to March 29, 2002, was based on short-term rates given the Company's intention to terminate the plan.

      For purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

      As at March 29, 2002, the actuarial present value of ZSL accrued pension benefits was $17.8 (2001 - $7.9). The accumulated benefit obligation was $17.8 resulting in an additional minimum pension liability of $2.5 recorded as at March 29, 2002.

      The second defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. There are no pension fund assets under the plan, therefore the Company purchases pension insurance for the unfunded pension rights. The associated pension liability is calculated each year by the Pension Registration Institute. With respect to the pension liability of $8.6 (2001 - $8.0), the Company has provided, as collateral, a limited surety bond in the amount of $6.7 and a letter of credit of $1.6. This pension liability was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

      The third defined benefit plan covers all employees in Germany with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under the plan. The pension liability is actuarially determined each year and is insured in its entirety by the Swiss Life Insurance Company. The pension liability of $3.4 (2001 - $3.1) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Germany.

      The following table shows the plans' funded status reconciled with amounts reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                             2002        2001
                                                            ------------------
Change in accrued pension benefits:
Benefit obligation at beginning of year                     $ 21.4      $ 79.4
Service cost                                                   1.9         7.8
Interest cost                                                  1.2         4.8
Plan participants' contributions                                --         1.2
Actuarial (gain) loss                                          5.5        (1.5)
Benefits paid                                                 (0.7)       (0.7)
Foreign exchange                                              (0.1)       (9.8)
Divestiture of Systems business                                 --       (59.8)
                                                            ------------------
Benefit obligation at end of year                             29.2        21.4
                                                            ------------------

                                                             2002        2001
                                                            ------------------
Change in plan assets:
Fair value of plan assets at beginning of year              $  8.7      $ 65.0
Actual return on plan assets                                  (0.3)       (2.5)
Employer contributions                                         3.2         4.9
Employee contributions                                         0.9         2.5
Benefits paid                                                 (0.6)       (0.7)
Foreign exchange                                              (0.1)       (7.3)
Divestiture of Systems business                                 --       (53.2)
                                                            ------------------
Fair value of plan assets at end of year                      11.8         8.7
                                                            ------------------

Unfunded status                                              (17.4)      (12.7)
Unrecognized net actuarial loss                                 --         2.4
                                                            ------------------
Net pension benefit liability                               $(17.4)     $(10.3)
                                                            ==================

      The net pension benefit liability is reflected in the consolidated balance sheet as follows:

                                                 2002        2001
                                                ------------------
      Other assets                              $  --        $ 0.6
      Pension liability                         (17.4)       (10.9)
                                                ------------------
      Net pension benefit liability             $(17.4)      $(10.3)
                                                ==================

      Assumptions:                               2002        2001        2000
                                                ------------------------------
      Discount rate                               5%          6%          6%
      Compensation increase rate                 Nil         3-4.5%      3%-5%
      Investment return assumption                5%          9%          8%

26.   FINANCIAL INSTRUMENTS

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

                                        2002                      2001
                                ----------------------------------------------
                                Carrying     Fair        Carrying       Fair
                                 Amount      Value        amount        Value
                                ----------------------------------------------
Long-term debt:
Non-interest bearing 1996
Canada-Quebec government loan    $  --       $  --        $  2.6       $  2.5

      (B) DERIVATIVE FINANCIAL INSTRUMENTS

      The Company operates globally, and therefore is subject to the risk that earnings and cash flows may be adversely impacted by fluctuations in foreign exchange. The Company uses forward and option contracts to manage foreign exchange risk. Forward and option contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year.

      The notional amounts for forward contracts represent the U.S. dollar equivalent of an amount exchanged. Most of the forward contracts mature within six months with the longest maturity extending to February 6, 2003. At March 29, 2002, unrealized gains totaled $0.1 (2001 - $2.6) and unrealized losses totaled $0.5 (2001 - $7.7). The following table presents the net notional amounts of the forward contracts in U.S. dollars:

      Buy (Sell): (U.S. dollars)                       2002          2001
                                                     ---------------------

      Forward contracts:
      British pounds                                 $(14.2)        $ 19.0
      Canadian dollars                                 33.0          147.6
      Swedish krona                                     0.7            4.5
      Euro                                              0.3            2.1
      Other                                              --            0.1
                                                     ------         ------
      Total                                          $ 19.8         $173.3
                                                     ======         ======

      (C) CREDIT RISK

      The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, accounts receivable and derivative contracts. Cash and cash equivalents and short-term investments are invested in government and commercial paper with investment grade credit rating.

      The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk (see also note 24).

      Zarlink is exposed to credit risk in the event of non-performance by its counterparties on its foreign exchange contracts. The Company does not anticipate non-performance by any of the counterparties, as it deals with counterparties that are major financial institutions. The Company anticipates the counterparties will satisfy their obligations under the contracts.

      (D) INTEREST RATE RISK

      The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities.

      (E) UNUSED BANK LINES OF CREDIT

      The Company has a line of credit for $15.7, of which up to $6.9 is available for letters of credit. At March 29, 2002, $2.9 (2001 - $3.1) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit amounting to approximately $12.8 (2001 - $12.7) at a rate of interest based on the prime lending rate plus 0.25%.

27.   SUPPLEMENTARY CASH FLOW INFORMATION

      The following table summarizes the Company's cash flows used in investing activities from acquisitions:

                                                2002       2001        2000
                                               ----------------------------
      Cash interest paid                       $ 0.5      $10.1       $17.7
                                               ============================
      Cash taxes paid                          $ 2.3      $15.8       $ 2.0
                                               ============================

      The following table summarizes the Company's cash flows from (used in) investing activities from acquisitions:

                                                  2002       2001      2000
                                               -----------------------------
      Cash acquired                            $    --     $  (7.4)  $    --
      Net assets acquired other than cash           --      (193.2)       --
                                               -----------------------------
      Total purchase price                          --      (200.6)       --
      Less:  cash acquired                          --         7.4        --
      Less:  non-cash consideration paid            --       200.6        --
      Less:  cash paid for other investments        --        (0.5)       --
                                               -----------------------------
      Acquisitions, net of cash acquired       $    --     $   6.9   $    --
                                               =============================

28.   COMPARATIVE FIGURES

      Certain of the 2001 and 2000 comparative figures have been reclassified so as to conform to the presentation adopted in 2002.

      Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

      Item 10. Directors and Executive Officers of the Registrant

      Directors

      The following table sets forth the name, age and position with the Company of each director and nominee for director of the Company.

         Name              Age   Director Since              Positions

Andre Borrel                66   July 23, 1998        Director

Patrick J. Brockett(3,4)    54   April 9, 2001        Director, President and
                                                      Chief Executive Officer

Jean-Jacques Carrier(4)     51   October 28, 1998     Director, Senior Vice
                                                      President of Finance and
                                                      Chief Financial Officer

Hubert T. Lacroix(1,3,4)    46   July 21, 1992        Director

Kirk K. Mandy(2,3,4)        46   July 23, 1998        Director and Vice Chairman

Donald G. McIntyre          54   July 23, 1998        Director, Senior Vice
                                                      President of Human
                                                      Resources, General Counsel
                                                      and Secretary

Kent H.E. Plumley(1,2,3)    65   August 22, 2000      Director

Dr. Henry Simon(3,4)        72   July 21, 1992        Director and Chairman

Dr. Semir D. Sirazi(1)      47   September 27, 1999   Director

(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)

(2)   Member of the Compensation and Human Resources  Development  Committee

(3)   Member of the Nominating Committee

(4)   Member of the Executive Committee

      Mr. Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel is a director of Chartered Semiconductors Manufacturing in Singapore and Microchemical Systems SA in Switzerland.

      Mr.  Brockett  joined the  Company in April  2001 as  President  and Chief
Executive Officer. Prior to that he held a variety of executive management positions at National Semiconductor Corporation.

      Mr. Carrier joined the Company in 1993 as Vice President of Finance and Chief Financial Officer and became Senior Vice President of Finance and Chief Financial Officer in October 1998.

      Mr. Lacroix has been Executive Chairman of Telemedia Corporation, a media and telecommunications company, since February 2000. Prior to his appointment, he was a partner with McCarthy Tetrault (law firm) since 1984. He is also a director of G.T.C. Transcontinental Group Ltd., ITS Investments Limited Partnership and Secor Inc.

      Mr. Mandy joined the Company in 1984 serving in executive management positions until his appointment as President and Chief Executive Officer on July 23, 1998. Mr. Mandy retired from the Company and was appointed Vice-Chairman of the Board of Directors on April 6, 2001. He also serves on the board of directors of several privately held companies.

      Mr. McIntyre joined the Company in 1987 as Vice President, General Counsel and Secretary and became Vice President, Human Resources, General Counsel and Secretary in 1991. In October 1998 he was appointed Senior Vice President of Human Resources, General Counsel and Secretary. Mr. McIntyre also served as a director of the Company from 1993 to 1996.

      Mr. Plumley has been a partner in Osler, Hoskin & Harcourt since May 1990. He also serves on the board of directors of several privately held companies.

      Dr. Simon is a Special Partner of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994.

      Dr. Sirazi has been a consultant to the semiconductor, networking and telecommunications industries since July 1997. He has held a variety of executive management positions at U.S. Robotics/3COM and Zenith Electronics Corporation. He is an active advisor and investor to several private companies in the high-technology field and serves on the board of directors of these companies.

      There are no family relationships among directors, nominees for director or executive officers of the Company. Under the terms of the Company's By-Laws a majority of the directors must be resident Canadians. At the upcoming Annual and Special Meeting of Shareholders, to be held July 31, 2002, the Company is asking its Shareholders to consider and, if deemed appropriate, to approve amendments to By-Law No. 16 of the Company. The amendments are proposed so as to harmonize the Company's By-Law No. 16 with the recent amendments to the Canada Business Corporations Act (the "CBCA") and the Canada Business Corporations Regulations (the "Regulation") that came into force in November 2001. The Board of Directors decided that it would be appropriate and beneficial to amend By-Law No. 16 of the Company in order to take advantage of the greater flexibility now provided by the amended CBCA and Regulation.

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

      Mandate of the Board

      The Board of Directors establishes the overall policies for the Company, monitors and evaluates the Company's strategic direction and retains plenary power for those functions not specifically delegated by it to management.
Accordingly, the mandate of the Board of Directors is to supervise the management of the business and affairs of the Company with a view to evaluate, on an ongoing basis, whether the Company's resources are being managed in a manner consistent with enhancing shareholder value, ethical considerations and corporate social responsibility. In order to better fulfill its mandate, the Board of Directors has formally acknowledged its responsibility for, among other matters:

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

      (vi) ensuring proper communication with shareholders, customers and governments; and

      (vii) monitoring  the  efficiency  of  internal   control  and  management
            information  systems,  and  has  taken,  when  necessary,   specific
            measures in respect of these items.

      Long-term goals and strategies for the Company are developed as part of management's annual strategic planning process with the Board of Directors, which also includes the preparation of a detailed one-year operating plan. Through this process, led by the President and Chief Executive Officer and senior management of the Company, the Board of Directors adopts the operating plan for the coming financial year and monitors senior management's relative progress through a regular reporting and review process. The Board of Directors reviews on a quarterly basis the extent to which the Company has met the current year's operating plan.

      To comply with the Governance Guidelines which recommend that a board of directors should assume responsibility for succession planning, including appointing, training and monitoring senior management, the Board of Directors reviews all appointments of officers.

      The Board of Directors has put policies in place to ensure effective, timely and non-selective communications between the Company, its stakeholders and the public. The Board of Directors, or the appropriate committee thereof, reviews the content of the Company's major communications to shareholders and the investing public, including the quarterly and annual reports, and approves the proxy circular, the annual information form and any prospectuses that may be issued. The disclosed information is released through mailings to shareholders, news wire services, the general media and a home page on the internet.

      The Company has an investor relations group which responds to analyst, institutional and individual shareholder inquiries and maintains a toll-free telephone line for ease of contact. Individual queries, comments or suggestions can be made at any time by calling or writing directly to the Company's registered office in Ottawa, Ontario, Canada. In addition, the Company has a communications group to respond to inquiries from media, government and the public. Together, these groups deal with stakeholder concerns and ensure that all inquiries receive a timely response.

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

      The directors of the Company have examined the relevant definitions of the Governance Guidelines and have individually considered their respective interests in and relationships with the Company. As a consequence, the Board of Directors has determined that on a rigorous application of these definitions, it would be composed of six unrelated directors out of nine board members. The Board of Directors continues to seek two additional unrelated directors with semiconductor industry and customer perspectives. This will further strengthen the Company's commitment to good corporate governance practices.

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

      The four committees of the Board of Directors have been established with specific mandates and defined authorities with a view to assist the Board of Directors in efficiently carrying out its responsibilities. The Committee members are reviewed and appointed yearly after the election of Directors at the Meeting. Set out below is a general description of the committees of the Board of Directors and their respective mandates.

      Audit Committee

      The Company has a standing Audit Committee, required to be composed of three outside directors who are financially literate and at least one of whom has accounting or related financial management expertise. Information regarding the functions performed by the Audit Committee, its membership, and the number of meetings held during the fiscal year, is set forth in the "Report of the Audit Committee," included in this Circular.

      The Audit Committee is presently composed of three outside and unrelated directors who are current members of the Board of Directors: Hubert T. Lacroix, Kent H.E. Plumley and Dr. Semir Sirazi.

      Compensation Committee

      The mandate of the Compensation Committee is outlined above under "Report on Executive Compensation". This mandate further includes a review of the compensation of directors to ensure the compensation realistically reflects the responsibilities and risk involved in being an effective director. The Compensation Committee is presently composed of three outside and unrelated directors who are current members of the Board of Directors: Andre Borrel, Kirk
K. Mandy and Kent H.E. Plumley.

      Nominating Committee

      The  mandate  of the  Nominating  Committee  is to  seek  out  and  review potential additional Board of Director candidates as submitted by search consultants retained by the Company, to evaluate the structure, responsibility and composition of committees of the Board of Directors and to make recommendations to the Board of Directors with respect thereto. The Nominating Committee is presently composed of four outside and unrelated directors who are current members of the Board of Directors: Dr. Henry Simon, Hubert T. Lacroix, Kirk K. Mandy and Kent H.E. Plumley and one inside and related director who is a current member of the Board of Directors: Patrick J. Brockett. In view of the contribution to the Company of the President and Chief Executive Officer, Patrick J. Brockett, the Board of Directors considered the participation of Mr. Brockett on the Nominating Committee to be essential and concluded that he should serve on such committee.

      Executive Committee

      The mandate of the Executive Committee is to supervise, control and manage the business and affairs of the Company when the Board of Directors is not in session in order to execute in a timely fashion corporate plans and programs. The Executive Committee is presently composed of three outside and unrelated directors who are current members of the Board of Directors: Hubert T. Lacroix, Kirk K. Mandy, and Dr. Henry Simon and two inside and related directors who are current members of the Board of Directors: Patrick J. Brockett and Jean-Jacques Carrier. In view of the contribution to the Company of the President and Chief Executive Officer, Patrick J. Brockett, and the focus on financial performance provided by the Senior Vice President of Finance and Chief Financial Officer, Jean-Jacques Carrier, the Board of Directors considered the participation of Messrs. Brockett and Carrier on the Executive Committee to be essential and concluded that they should continue to serve on such committee.

      Independence from Management

      The Governance Guidelines state that the independence of a Board of Directors is most simply achieved by appointing a chair who is not a member of management. The Chairman of the Board of Directors is separate from management and ensures that the Board of Directors can function independently of management. In addition, the Board of Directors, from time to time, holds sessions at Board of Directors meetings without management present.

      Decisions Requiring Prior Approval by the Board of Directors

      The Board of Directors has delegated to the President and Chief Executive Officer and senior management the responsibility for the day-to-day management of the business of the Company, subject to compliance with the plans approved from time to time by the Board of Directors. In addition to those matters which must by law or by the articles of the Company be approved by the Board of Directors, the Board of Directors has specified limits to management's responsibility as recommended in the Governance Guidelines, and retains responsibility for significant changes in the Company's affairs, such as approval of major capital expenditures, debt and equity financing arrangements and significant acquisitions and divestitures.

      Other

      The Board of Directors considers that orienting and educating new directors is an important element of ensuring responsible corporate governance and the Governance Guidelines recommend that a corporation should provide an orientation and education program for new directors. Therefore, in addition to having extensive discussions with the Chairman of the Board of Directors and the President and Chief Executive Officer with respect to the business and operations of the Company, a new director receives a record of public and other information concerning the Company and prior minutes of recent meetings of the Board of Directors and applicable committees. The details of the orientation of each new director will be tailored to that director's individual needs and areas of interest. By taking measures to ensure that members of the Board of Directors are properly informed of the business of the Company, the Board of Directors considers that it complies with the Governance Guidelines.

      A uniform position description has been adopted for each non-executive member of the Board of Directors.

      The Board of Directors has determined to retain general responsibility for dealing with corporate governance issues, while maintaining the flexibility of asking certain committees of the Board of Directors to address specific issues as they may arise from time to time. Therefore, a corporate governance committee will not be created at this time.

      In certain circumstances, it may be appropriate for an individual director to engage an outside advisor at the expense of the Company. The Chairman of the Board of Directors will determine if the circumstances warrant the engagement of an outside advisor.

      Executive Officers

      The names, ages and positions with the Company of the executive officers of the Company, other than Messrs. Brockett, Carrier, and McIntyre who are listed in the table of directors, are as follows:

      Name             Age                 Positions
      ----             ---                 ---------
Roland Andersson       50    Senior Vice President, Worldwide Sales

Pradeep Singh Arora    38    Vice-President, Sales - Asia Pacific

Kevin Beadle           44    Vice President, Sales - Americas

Michael Bereziuk       49    Senior Vice President and General Manager,
                             User Access

Peter Burke            51    Vice President, Chief Technology Officer

J. Desmond Byrne       50    Vice President, Legal and Assistant Secretary

Robert Fogliani        45    Vice President, Sales and Marketing, EMEA

Anthony P. Gallagher   48    Senior Vice President, Worldwide Operations

Mark Levi              64    Vice President, Corporate Marketing

Shirley J. Mears       45    Vice President, Treasurer

David Pipkins          50    Vice President and General Manager, Network Access
                             Division

Timothy R.  Saunders   40    Vice President and Corporate Controller

Stephen J. Swift        49   Vice President and General Manager, Medical
                             Products Division

Jitesh B. Vadhia       43    Vice President and General Manager, Optical Systems
                             Division

      Mr. Andersson was appointed Senior Vice President, Worldwide Sales on June 15, 2001. From 1983 until his appointment, Mr. Andersson served in several senior management positions with National Semiconductor Corporation.

      Mr. Arora was appointed Vice President, Sales in June 2001. From 1995 until his appointment, Mr. Arora served in senior management positions with National Semiconductor Corporation.

      Mr. Beadle was appointed Vice President, Sales - Americas on July 9, 2001. From June 1992 until his appointment, Mr. Beadle served as Vice President, Sales at National Semiconductor Corporation.

      Mr. Bereziuk was appointed Senior Vice President and General Manager - User Access Division on November 5, 2001. From 1984 until his appointment, Mr. Bereziuk served in several senior management positions with National Semiconductor Corporation.

      Mr. Burke was appointed Vice President and Chief Technology Officer on June 12, 2001. Mr. Burke served as Vice President, Network Access from January 2001 to June 2001, Vice President Strategic Marketing from December 1999 to January 2001, Vice President Product Marketing from February 1998 to December 1999. Mr. Burke joined the company in 1995.

      Mr. Byrne was appointed Vice President, Legal on January 30, 2001. Mr. Byrne served as Assistant General Counsel and Assistant Secretary from June 1987 to January 2001. Mr. Byrne joined the Company in 1983.

      Mr. Fogliani was appointed Vice President, Sales and marketing, EMEA on May 1, 2000. Mr. Fogliani served as Head of Regional Business Development EMEA from December 1998 to April 2000 and as Southern Europe Sales Manager from June 1996 to November 1998. Mr. Fogliani joined the Company in 1996.

      Mr. Gallagher was appointed Senior Vice President, Worldwide Operations on April 1, 2002. Mr. Gallagher served as Vice President Worldwide Operations from October 2000 to March 2002, Vice President, Europe from April 1999 until September 2000 and as Finance Director from October 1992 to March 1999. Mr. Gallagher joined the Company in 1992.

      Mr. Levi was appointed Vice President, Marketing Communications on May 7, 2001. From April 1990 until his appointment, Mr. Levi served as Vice President, Analog Marketing at National Semiconductor Corporation.

      Ms. Mears was appointed Vice President, Treasurer in April 1992. Ms. Mears served as Vice President, Corporate Taxation and Canadian Human Resources from April 1991 to March 1992 and Vice President, Corporate Taxation from February 1990 to March 1991. Ms. Mears joined the Company in 1983.

      Mr. Pipkins was appointed Vice President and General Manager, Network Access Division in June 2001. Mr. Pipkins served as Vice President, Engineering, Network Access Division from January 2001 to June 2001, Director, Access Business Unit from August 1999 to January 2001 and Director, Product Line Management from April 1996 to August 1999. Mr. Pipkins joined the Company in 1986.

      Mr. Saunders was appointed Vice President and Corporate Controller in July 1998. Mr. Saunders served as Director, Corporate Finance from July 1992 to June 1997 and as Corporate Controller from June 1997 to July 1998. Mr. Saunders joined the Company in 1992.

      Mr.  Swift was  appointed  Vice  President  and General  manager,  Medical
Products Division in April 2001. Mr. Swift served as General Manager, Medical from April 1998 to April 2001 and Manager, ASIC Engineering from September 1997 to April 1998. Mr. Swift joined the Company in 1997.

      Mr.  Vadhia was appointed  Vice  President  and General  Manager,  Optical
Systems in October 2001. Mr. Vadhia served as Vice President and General Manager, Network Access from June 2001 to October 2001. From 1987 until his appointment, Mr. Vadhia served in several senior management positions with National Semiconductor Corporation.

      Item 11. Executive Compensation

      The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 2002 was $5,827,052. This amount includes salary, bonuses, severance payments, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

      The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 2002 for the provision of pension, retirement and similar benefits to the directors and executive officers the Company as a group was $99,162, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $16,163 for the above executive officers.

Summary Compensation Table

      The following table sets forth compensation information for the three fiscal years ended March 29, 2002, March 30, 2001, and March 31, 2000, respectively, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company on March 29, 2002 (collectively, the "Named Executive Officers").

===================================================================================================================
                                                                                        Long-Term
                                                     Annual Compensation               Compensation
                                            --------------------------------------   ----------------
                                                            Bonus         Other        Securities
            Name and                                       (Annual        Annual          Under         All Other
            Principal             Fiscal                  Incentive      Compen-         Options         Compen-
            Position               Year      Salary        Awards)     sation(1,2)       Granted        sation(3)
                                            (US$)(4)      (US$)(4)       (US$)(4)          (#)           (US$)(4)
-------------------------------------------------------------------------------------------------------------------
Patrick J. Brockett (5)            2002     495,657        297,391       142,124           --             2,128
President and Chief                2001        --            --             --             --               --
Executive Officer                  2000        --            --             --             --               --

Roland Andersson                   2002     241,666        100,000        78,901           --            150,000
Senior Vice President,             2001        --            --             --             --               --
Worldwide Sales                    2000        --            --             --             --               --

Mark Levi                          2002     240,655         95,933        57,445           --             3,031
Vice President,                    2001        --            --             --             --               --
Corporate Marketing                2000        --            --             --             --               --

Jean-Jacques Carrier               2002     205,191        121,515          --             --             52,376
Senior Vice President of           2001     189,511        200,081          --           33,347          965,140
Finance and Chief Financial        2000     190,956        186,863          --           74,745           30,000
Officer

Kevin Beadle                       2002     198,795         85,000          --             --            225,000
Vice President, Sales              2001        --            --             --             --               --
Americas                           2002        --            --             --             --               --

Kirk K. Mandy                      2002      Note 6         Note 6          --            Note 6           Note 6
Former President and               2001     399,171        722,227          --           100,041        3,443,302
Chief Executive Officer            2000     352,802        540,203          --           166,478          55,136
===================================================================================================================

(1) The value of benefits not exceeding the lesser of $32,000 and 10% of the sum of salary and bonuses has been omitted for each of the Named Executive Officers.
(2) "Other Annual Compensation" includes relocation and living expenses for three Named Executive Officers.
(3) "All Other Compensation" includes contributions made and accrued by the Company to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled $10,677 for one Named Executive Officer. It also includes signing bonuses and amounts for the exercise of stock options based on the excess of the market price of the common shares on the date of exercise over the exercise price thereof.
(4) Canadian dollar amounts have been converted to United States dollars using the year's average exchange rate.
(5) Mr. Brockett became the Company's President and Chief Executive Officer on April 9, 2001.
(6) Mr. Mandy retired as the Company's President and Chief Executive Officer effective April 6, 2001 (Fiscal 2002). All salary and termination-related payments were included in the 2001 compensation disclosure in the table above. After retirement and during Fiscal 2002, Mr. Mandy exercised 108,750 options to purchase common shares and realized an aggregate value of $478,443. As at March 29, 2002, Mr. Mandy held 375,000 unexercised options to purchase common shares which were exercisable and which had an aggregate in-the-money value of $417,634. Mr. Mandy further held 120,000 unexercisable options to purchase common shares. On February 6, 2002, Mr. Mandy, as a Director of the Company, received a grant of 20,000 options to purchase common shares.

      Employee Share Ownership Plan

      The Employee Share Ownership Plan was approved by the Board of Directors in May 1997. The purpose of this plan is to enable employees to invest in equity shares of the Company through employee savings. Employees make contributions by means of payroll deductions and common shares of the Company are purchased twice per month through normal market facilities by Computershare Trust Company of Canada who assumed the administration role for Montreal Trust Company of Canada (the trustee appointed to administer the plan). The Company pays all brokerage commissions, transfer taxes, and other charges and expenses of the purchase and sale of the common shares except for the issuance of a certificate of fewer than 100 shares, in which case the employee is responsible for such costs.

      During April 2001, the Company implemented a matching contribution in connection with the Employee Share Ownership Plan which provides for a contribution by the Company equal to 15% of each employee's contribution under the plan, subject to a maximum of $320 per employee per year. A total contribution by the Company of approximately $130,000 is estimated under this plan for the next year.

      1991 Stock Option Plan for Key Employees and Non-Employee Directors

      The 1991 Stock Option Plan for Key Employees and Non-Employee Directors (the "Option Plan") provides for the granting of non-transferable options to purchase common shares to certain key employees and non-employee directors of the Company and its subsidiaries as determined from time to time by the Compensation and Human Resources Development Committee (the "Compensation Committee") administering the Option Plan. The Option Plan was approved by the Shareholders at the 1991 Annual and Special Meeting of Shareholders and certain amendments were approved by the Shareholders at the 1993, 1995, and 1998 Annual and Special Meetings of Shareholders. Further amendments were made to the Option Plan by the directors on May 9, 2001 and approved by the Shareholders at the December 7, 2001 Special Meeting of Shareholders.

      On May 9, 2001 the Board of Directors amended the Option Plan, as later approved by the Shareholders on December 7, 2001, to provide that all future options granted under the Option Plan must be exercised within a maximum of six years (as opposed to the 10-year period prior to such amendment) following the date of grant or within such other shorter time or times as may be determined by the Compensation Committee at the time of grant. Since 1998, all options granted have had a six-year term. In the case of options granted to employees of the Company, other than executive officers and non-employee directors and first-time option grants to new employees, the terms of the Option Plan provide for staggered equal monthly vesting at a rate of 2.08% per month over a period of four years commencing on the date of grant of the options, or at such other time or times as may be determined by the Compensation Committee at the time of grant. In the case of first-time option grants to new employees, up to twenty-five percent of the common shares in respect of each option may be purchased after one year from the date of grant and 2.08% per month for each month thereafter during a three-year period, or at such other time or times as may be determined by the Compensation Committee at the time of grant. In the case of executive officers and non-employee directors, up to twenty-five percent of the common shares in respect of each option may be purchased after one year from the date of grant, up to fifty percent after two years from the date of grant, up to seventy-five percent after three years from the date of grant and up to one hundred percent after four years from the date of grant or at such other time or times as may be determined by the Compensation Committee at the time of grant.

      In addition, on May 9, 2001 the Board of Directors amended the Option Plan, as later approved by the Shareholders on December 7, 2001, to increase the maximum number of common shares that may be issued under the Option Plan from 16,000,000 common shares to 20,227,033 common shares. As 5,037,033 common shares had been issued upon exercise of options up to May 9, 2001, this amendment increased the number of common shares issuable under outstanding options and options available for grant, each as of May 9, 2001, to 15,190,000 which represented 12% of the then outstanding common shares. The Option Plan was also amended to provide that the maximum number of common shares in respect of which options may be granted under the Option Plan to non-employee directors during any fiscal year of the Company would be 20,000 common shares per director.

      The price at which common shares may be purchased upon exercise of an option is the average of the market price (as defined in the Option Plan) of the common shares on The Toronto Stock Exchange for the five trading day period immediately preceding the date of grant.

      The Option Plan provides that, in the event of the death or permanent disability of an option holder, the exercise period of any options unexercised at the date of death or permanent disability will be accelerated so that the option holder's legal personal representative will be permitted to purchase and take delivery of, (i) in the case where the option holder shall have been in the employment of the Company or any subsidiary for at least five years prior to the date of such employee's death or permanent disability, 50% of all common shares under option and not purchased or delivered at the date of death or permanent disability and (ii) in the case where the option holder shall have been in the employment of the Company or any subsidiary for at least ten years prior to the date of such employee's death or permanent disability, all common shares under option and not purchased or delivered at the date of death or permanent disability, in each such case during the one year period following such option holder's death or permanent disability (but in no event after the expiration date of such option).

      The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 90 days following the date the employee's employment is terminated; provided, however, that the Board of Directors of the Company may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated, for up to a maximum of three years following the date of termination of the employee's employment (but in no event after the expiration date of such option). In the event the employee's employment has been terminated for cause, the employee's options shall be immediately cancelled.

      The Option Plan further provides that, in the event of a change of control (whether in fact or in law) of the Company which results in a non-employee director being replaced, the vesting period shall be waived with respect to the options then held by such non-employee director in order to permit the full exercise of all outstanding options then held by such person. In the event that the non-employee director ceases to act as a director of the Company, all options held by such director, which are then exercisable, may be exercised within 180 days following the announcement of the quarterly results next following the date of resignation of such person (but in no event after the expiration date of such option). The Option Plan also provides that the Compensation Committee may determine that any option granted under the Option Plan shall include provisions which accelerate the date on which an option shall become exercisable upon the happening of such events as the Compensation Committee may determine and as permitted in the Option Plan.

      On January 11, 2000, the Board of Directors of the Company decided that all unvested stock options held by each director, the President and Chief Executive Officer, the then five Senior Vice Presidents and any other executives of the Company as may be designated by the Board of Directors from time to time would be accelerated and become fully vested and immediately exercisable in the event of (i) the making by any person of a take-over bid (as defined in the Securities Act (Ontario)) for the common shares of the Company, or (ii) a change of control (whether in fact or in law and as more fully defined in such Board resolution) of the Company.

      In connection with the sale by the Company of its foundry located in Bromont, Quebec and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing (February 22, 2002), all employees of the former foundry who held options to purchase common shares of the Company which were vested as at February 22, 2002 were provided with a period until August 19, 2003 to exercise such options if they remained employed with the buyer until at least February 21, 2003. Such employees held vested options to purchase 39,977 common shares in the aggregate. In addition, of the remaining unvested options to purchase 97,931 held by such employees as at February 22, 2002, 50% were accelerated to vest on February 21, 2003 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of February 22, 2002. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 19, 2003 expire on that date.

      In connection with the sale by the Company of its foundry located in Plymouth, United Kingdom and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing (March 28, 2002), all employees of the former foundry who held options to purchase common shares of the Company which were vested as at March 28, 2002 were provided with a period until September 23, 2003 to exercise such options if they remained employed with the buyer until at least March 28, 2003. Such employees held vested options to purchase 15,683 common shares in the aggregate. In addition, of the remaining unvested options to purchase 20,901 held by such employees as at March 28, 2002, 50% were accelerated to vest on March 28, 2003 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of March 28, 2002. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at September 23, 2003 expire on that date.

      Under the terms of the Option Plan, the maximum number of common shares as to which options have been or may be granted (including options that have been exercised to date) is 20,227,033 (representing approximately 15.9% of the common shares outstanding as of May 31, 2002). As of May 31, 2002, the closing price of the common shares of the Company on the New York Stock Exchange was $7.45 and therefore the total market value as of such date of the 10,828,800 common shares (excluding 5,583,116 common shares as to which options have been previously exercised and 3,815,117 common shares still available for option grant) that were subject to outstanding options pursuant to the Option Plan as of May 31, 2002 was $80,674,560.

      During Fiscal 2002, the Company granted options to purchase up to 3,600,462 common shares to 673 employees and six non-employee directors of the Company at an average exercise price of $10.00 per share, of which options for 2,040,000 common shares were granted to 17 executive officers at an average exercise price of $9.60 per share. During Fiscal 2002, one former executive officer of the Company exercised options to purchase 108,750 common shares having an aggregate net value (being the market value less the exercise price on the date of the exercise) of $478,443 as of such date.

      As at May 31, 2002, there were outstanding under the Option Plan options for an aggregate of 10,828,800 common shares at prices ranging from $1.47 to $24.44 per share and expiring at various dates through 2008. Of such options, options for an aggregate of 2,926,095 common shares were held by seventeen executive officers, three of whom are directors of the Company.

      The following table summarizes, for each of the Named Executive Officers, the aggregated options exercised during Fiscal 2002 and option values at March 29, 2002.

      Option Grants During Fiscal 2002

=================================================================================================================
                                                                              Market Value
                                               % of Total                    of Securities
                               Securities       Options                        Underlying
                                 Under         Granted to      Exercise         Options
                                Options        Employees          or          on the Date
                                Granted        in Fiscal     Base Price(1)      of Grant           Expiration
           Name                   (#)             2002       ($/Security)     ($/Security)            Date
----------------------------------------------------------------------------------------------------------------
Patrick J. Brockett            250,000(3)         7.18            7.29            7.61           April 9, 2007
                               250,000(3)         7.18            8.74            7.61           April 9, 2007
                               250,000(3)         7.18           10.49            7.61           April 9, 2007
                               250,000(3)         7.18           12.61            7.61           April 9, 2007
                               110,000            3.16           10.19            9.83          February 6, 2008

Roland Andersson                75,000(3)         2.15            8.88            8.79            May 14, 2007
                                30,000            (2)            10.19            9.83          February 6, 2008

Mark Levi                       60,000(3)         1.72            8.78            9.13            May 7, 2007
                                30,000            (2)            10.19            9.83          February 6, 2008

Jean-Jacques Carrier            40,000            1.15           10.19            9.83          February 6, 2008

Kevin Beadle                    50,000(3)         1.44            8.49            9.35           June 21, 2007
                                25,000            (2)            10.19            9.83          February 6, 2008
=================================================================================================================

(1) Exercise price is determined by the five day averaging formula as defined in the Option Plan and market value is the market price on The Toronto Stock Exchange on the date of grant converting Canadian dollar amounts to United States dollars using the same five day averaging formula of Bank of Canada foreign exchange rates for each grant.

(2)   The percentage of total options granted was less than 1%.

(3)   Options granted upon initial hire.

      Year-End Option Values Table

      The following table summarizes, for each of the Named Executive Officers, the aggregated options exercised during Fiscal 2002 and option values at March 29, 2002.

                 Aggregated Options Exercised During Fiscal 2002
                        and Fiscal Year-End Option Values

=====================================================================================================================
                           Securities    Aggregate                                          Value of Unexercised
                            Acquired       Value          Unexercised Options at            In-the-Money Options
Name                      On Exercise    Realized             March 29, 2002                at March 29, 2002(1)
                              (#)           ($)                     (#)                              ($)
                                                     ----------------------------------------------------------------
                                                        Exercisable     Unexercisable   Exercisable    Unexercisable
=====================================================================================================================
Patrick J. Brockett           nil           nil             --            1,110,000          --           836,209

Roland Andersson              nil           nil             --              105,000          --            73,894

Mark Levi                     nil           nil             --               90,000          --            68,152

Jean-Jacques Carrier          nil           nil           177,500           132,500        513,461        177,439

Kevin Beadle                  nil           nil             --               75,000          --           115,000
=====================================================================================================================

(1) Canadian dollar amounts have been converted to United States dollars using an exchange rate as of the end of Fiscal 2002.

      OTHER COMPENSATION

      Employment Agreement of the President and CEO

      On March 20, 2001, the Company entered into an employment agreement with Mr. Patrick J. Brockett with respect to his employment as President and Chief Executive Officer.

      Pursuant to the agreement, Mr. Brockett is entitled to receive an annual base salary in the amount of $495,652, plus an annual bonus, conditional upon the successful achievement by Mr. Brockett of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual bonus will be equal to 30% of the annual base salary, (ii) if the objectives are achieved in full, the annual bonus will be equal to 60% of the annual base salary, and (iii) if all objectives are exceeded by at least 25%, the annual bonus will be equal to 120% of the annual base salary. The bonus objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment, Mr. Brockett was entitled to receive a guaranteed minimum bonus amounting to $297,391.

      Mr. Brockett is also entitled to customary benefits and options to purchase one million common shares priced as follows: (i) 25% of such options were priced at the market price (as defined in the Option Plan) in effect on April 9, 2001

(being the start date by Mr. Brockett of his employment with the Company) (the "Initial Market Price"), (ii) 25% of such options were priced at 120% of the Initial Market Price, (iii) 25% of such options were priced at 144% of the Initial Market Price, and (iv) the remaining 25% of such options were priced at 173% of the Initial Market Price. The options provide for staggered equal vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

      Mr. Brockett's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to two times his annual base salary and average earned annual bonus over the previous three fiscal years (or such shorter period during which Mr. Brockett will then have been employed by the Company), (ii) a payment of two years' regular annual contributions to an executive pension plan (or a contribution equal to 30% of the then current base salary, to the extent Mr. Brockett is not then participating in an executive pension plan) and (iii) continuous group life and health benefits coverage during such two-year period. In addition, Mr. Brockett will have a period of six months following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

      Executive Termination Agreements

      In addition to the termination package provided to the Company's President and CEO, Patrick J. Brockett, under the terms of his employment agreement described above, the Company, in January 2000, entered into executive termination arrangements with five senior executives (the "Executives"), to provide for certain entitlements in the event of the involuntary termination of the Executives' employment with the Company in any circumstances considered to constitute a "termination without good legal cause", as such term is interpreted by the Courts of the Province of Ontario from time to time.

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

      In addition to such compensation, the agreements provide for continued contributions to an executive pension plan and continuous group life and health benefits coverage during the two or one and one half year period, as applicable. In all cases, the Executives have a period of six months following the date of termination to exercise all stock options that are vested up to the end of the exercise period.

      These agreements replaced the former VP Termination Policy of the Company as well as all previous compensation arrangements entered into with the Executives and were developed under the direction of the Compensation Committee in consultation with outside compensation and independent legal advisors in order to reflect current North American competitive market practices.

      COMPENSATION OF NON-EMPLOYEE DIRECTORS

      During the fiscal year ended March 29, 2002, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $6,400 and a director's fee of $1,280 for each meeting of the Board of Directors or any Committee thereof attended in person and for each day spent on the affairs of the Company or $800 for each telephone meeting of the Board of Directors and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $3,800. The Company pays the Chairman of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $64,000 (inclusive of Board and Committee meeting fees) and a per diem of $1,600 for attendance to Company business to an annual maximum of $32,000.

      The following table summarizes the aggregate number of unexercised options held by non-employee directors at May 31, 2002.

      Option Information For Non-Employee Directors

      ======================================================================
      Date of Grant                     Unexercised Options at May 31, 2002
                                            Exercisable / Unexercisable
      ----------------------------------------------------------------------
      May 12, 1994                                  24,000 / --
      ----------------------------------------------------------------------
      May 17, 1995                                  40,000 / --
      ----------------------------------------------------------------------
      May 16, 1996                                  75,000 / --
      ----------------------------------------------------------------------
      July 24, 1996                                 20,000 / --
      ----------------------------------------------------------------------
      May 22, 1997                                  90,000 / --
      ----------------------------------------------------------------------
      March 12, 1998                                70,000 / --
      ----------------------------------------------------------------------
      July 17, 1998                                 100,000 / --
      ----------------------------------------------------------------------
      July 23, 1998                                18,750 / 6,250
      ----------------------------------------------------------------------
      May 20, 1999                                41,250 / 13,750
      ----------------------------------------------------------------------
      August 27, 1999                             10,000 / 10,000
      ----------------------------------------------------------------------
      January 12, 2000                            90,000 / 90,000
      ----------------------------------------------------------------------
      May 4, 2000                                 25,000 / 25,000
      ----------------------------------------------------------------------
      August 22, 2000                              5,000 / 15,000
      ----------------------------------------------------------------------
      February 21, 2001                           50,000 / 150,000
      ----------------------------------------------------------------------
      February 6, 2002                              -- / 120,000
      ======================================================================

      DIRECTORS' AND OFFICERS' LIABILITY INSURANCE

      As at May 31, 2002, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of $30,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 29, 2002 was $175,000. No portion of these premiums was paid by the directors and officers of the Company. The policies do not provide for a deductible for any loss in connection with a claim against a director or an officer. For claims brought against the Company relating to violations of United States securities laws ("SEC violations") a deductible applies of $500,000. For other claims brought against the Company in Canada, a deductible applies of $65,000. For claims brought against the Company in the United States (excluding SEC violations) and the rest of the world, a deductible applies of $250,000.

      INDEBTEDNESS OF OFFICERS, DIRECTORS AND EMPLOYEES

      As at May 31, 2002, no officer, director, employee, or former officer, director or employee of the Company or its subsidiaries was indebted to the Company or its subsidiaries in connection with the purchase of securities of the Company or its subsidiaries.

      As at May 31, 2002, the aggregate amount of indebtedness to the Company and its subsidiaries incurred, other than in connection with the purchase of securities of the Company or its subsidiaries and other than routine indebtedness, by all officers, directors, employees and former officers, directors and employees of the Company or its subsidiaries, amounted to $50,917.

      REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee is comprised of three current members of the Board of Directors: Kirk K. Mandy, the Chairman of the Committee, Andre Borrel and Kent H.E. Plumley.

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

      Executive positions are benchmarked against those of applicable external comparator groups through the use of international compensation services. Using the benchmark results, a market rate for each executive position is established based on information furnished through independent survey data.

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

Annual Incentive Compensation Arrangements

      The Company's annual incentive plans are intended to incent individuals to focus on achievement of current year financial targets and key strategic performance objectives within each of the business units. Individual target awards and performance weightings within the plans are dependent on the individual's ability to influence results. Financial targets are set by the Board of Directors at the commencement of the fiscal year and awards for business unit and individual performance are payable if the required financial targets are met.

Long-Term Incentive

      Options  to  purchase  common  shares are  granted to the Named  Executive
Officers and other key employees to sustain commitment to long-term profitability and maximize shareholder value over the long term. Under the terms and conditions of the Option Plan, participants are granted options which are exercisable for periods of time determined by the Compensation Committee to a maximum of six years following the date of grant at an exercise price equal to the average market price of the Company's common shares on The Toronto Stock Exchange during the five trading day period immediately preceding the date of grant. See "Executive Compensation - 1991 Stock Option Plan for Key Employees and Non-Employee Directors".

Compensation of the President and Chief Executive Officer

      In April 2001, Patrick J. Brockett was appointed President and Chief Executive Officer of the Company. Mr. Brockett's compensation was approved by the Compensation Committee and the Board of Directors.

      The base salary and long-term incentive components of Mr. Brockett's compensation are determined in accordance with the policies applying to all executive officers of the Company. Mr. Brockett's current base salary is $495,652.

      Mr. Brockett's annual discretionary bonus is determined, at each fiscal year end, based on the Compensation Committee's assessment of Mr. Brockett's performance, particularly in improving the Company's long-term profitability and financial condition. See "Other Compensation - Employment Agreement of the President and CEO".

      The Compensation Committee of the Board of Directors, whose names are set out below, has approved the issue of this Report on Executive Compensation and its inclusion in this Circular.

Mr. Andre Borrel
Mr. Kirk K. Mandy
Mr. Kent H.E. Plumley

      Performance Graph

      The following graph compares the cumulative total Shareholder return on CAD$100 invested in common shares of the Company with the cumulative total return of The Toronto Stock Exchange 300 Stock Index for the five most recently completed fiscal years, assuming reinvestment of all dividends.

[The following information was depicted as a line chart in the printed material]

               March 28, 1997      March 27, 1998      March 26, 1999      March 31, 2000      March 30, 2001      March 29, 2002
               --------------      --------------      --------------      --------------      --------------      --------------
ZL                  100                 265                 154                 512                 181                 221
TSE 300             100                 129                 113                 162                 130                 134

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as at May 31, 2002 with respect to (1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director and nominee for director, each of the Named Executive Officers and all executive officers and directors as a group.

                                                                           Amount
                                                                         Beneficially       Percent of
Name and Address                                  Class of Shares           Owned             Class(1)

Massachusetts Financial Services Company               common             11,710,995             9.3
     500 Boylston Street
     Boston, Massachusetts
     U.S.A.       02116-3741
*Roland Andersson                                      common               18,803               (4)
*Pradeep Arora                                         common               13,791               (4)
*Kevin Beadle                                          common               12,538               (4)
*Michael Bereziuk                                      common                 --                 (4)
Andre Borrel                                           common               50,000               (4)
     Chemin du bois de Seyme, 1
     1253 Vandoeuvres-GE- Suisse
*Patrick J. Brockett                                   common               255,622              (4)
*Peter Burke                                           common               57,741               (4)
*J. Desmond Byrne                                      common               24,572               (4)
*Jean-Jacques Carrier                                  common               222,639              (4)
*Robert Fogliani                                       common               14,761               (4)
*Anthony P. Gallagher                                  common               23,325               (4)
Hubert T. Lacroix                                      common               147,528              (4)
     1 Place Ville Marie, Suite 3333
     Montreal, QC H3B 3N2
*Mark Levi                                             common               15,140               (4)
Kirk K.  Mandy                                         common               378,000              (4)
     400 March Road
     Kanata, ON  K2K 3H4
*Donald G. McIntyre                                    common               152,640              (4)
*Shirley Mears                                         common               48,800               (4)
*David Pipkins                                                              19,424               (4)
Kent H. E. Plumley                                     common               10,000               (4)
     1500 - 50 O'Connor Street
     Ottawa, ON  K1P 6L2
*Timothy Saunders                                      common               44,225               (4)
Dr. Henry Simon                                        common               240,000              (4)
     1 Telegraph Hill
     London, England NW3 7NU
Dr. Semir D. Sirazi                                    common               25,000               (4)
     500 Elmwood Ave
     Wilmette, IL 60091
*Stephen Swift                                         common               20,867               (4)
*Jitesh Vadhia                                         common               18,750               (4)
23 directors and executive officers as a               common              1,814,166             (4)
     group(2,3)                                    R&D Preferred              nil

      * These executive officers are located c/o Zarlink Semiconductor Inc., 400 March Road, Ottawa, Ontario, Canada K2K 3H4.

      The persons named hold the sole investment and voting power except as set forth below:

      (1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.

      (2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Andersson - 18,750; Mr. Arora - 13,750; Mr. Beadle - 12,500; Mr. Bereziuk - nil; Mr. Borrel - 50,000; Mr. Brockett - 250,000; Mr. Burke - 57,619; Mr. Byrne - 24,572; Mr. Carrier - 192,500; Mr.
Fogliani - 14,761; Mr. Gallagher - 22,759; Mr. Lacroix - 139,000; Mr. Levi - 15,000; Mr. Mandy - 375,000; Mr. McIntyre - 152,500; Ms. Mears - 48,800; Mr.
Pipkins - 18,786; Mr. Plumley - 10,000; Mr. Saunders - 44,225; Dr. Simon - 115,000; Dr. Sirazi - 25,000; Mr. Swift - 20,736, and Mr. Vadhia - 18,750.

      (3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 50,000; Mr. Lacroix - 50,000; Mr. Mandy - 120,000; Mr. Plumley - 50,000; Dr. Simon - 50,000; Dr.
Sirazi - 55,000;.

      (4) Represents less than 1% of the class.

      Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

      Item 13. Certain Relationships and Related Transactions

      None.

                                    PART IV

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      a) The following financial statements and supplementary data are filed as part of this report under Item 8:

      1. Consolidated Financial Statements.                       Page Number
                                                               (within the 10-K)

Auditor's Report to the Shareholders                                  34

Consolidated Balance Sheets at March 29, 2002, March 30, 2001,
  and March 31, 2000                                                  35

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended March 29, 2002, March 30, 2001, and
  March 31, 2000                                                      36

Consolidated Statements of Income (Loss) for the fiscal years
  ended March 29, 2002, March 30, 2001, and March 31, 2000            37

Consolidated Statements of Cash Flows for the fiscal years
  ended March 29, 2002, March 30, 2001, and March 31, 2000            38

Notes to the Consolidated Financial Statements                        39

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

      3. Exhibits

Exhibit    Description
Number

3.1 Conformed Composite Copy of the Company's Articles, as amended to date (incorporated by reference to Exhibit 4.3 to Registration Statement No.333-83556 on Form S-8)

10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Zarlink Telecom Limited, Portskewett, Gwent, Wales and the Company, Kanata, Ontario, Canada (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 27, 1998)

10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company p.l.c. and Zarlink Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27, 1998)

10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company p.l.c. and Zarlink Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27, 1998)

10.4 Agreement and Plan of Reorganization and Merger by and among the Company, U.S.

            Acquisition Corp. and Vertex Networks, Incorporated ("Vertex"), dated as of June 6, 2000 (the "Merger Agreement") (incorporated by reference to Exhibit 2.1 to Form 10-K for the fiscal year ended March 31, 2000 filed on June 22, 2000). Except for the Escrow Agreement and Restricted Stock Agreement listed below as Exhibits
            10.5 and 10.6, respectively, the following exhibits to the Merger Agreement were omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

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

           10.7 Acquisition Agreement by and among the Company, 3755461 Canada Inc. and Dr. Terence H. Matthews, dated as of January 2, 2001 (the "Acquisition Agreement") (incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 2, 2001). The following exhibits to the Acquisition Agreement were omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

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

21         Subsidiaries of the Company

23         Consent of Ernst & Young LLP

24         Power of Attorney (included on the signature page to this Form 10-K)

99.0       Consolidated   Financial  Information  in  accordance  with  Canadian
           Generally Accepted Accounting Principles

99.1 Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations- Canadian Supplement

99.2       Consolidated   Financial   Statements  in  accordance  with  Canadian
           Generally Accepted Accounting Principles

      b) Reports on Form 8-K. The Company filed two Current Reports on Form 8-K in the fourth quarter of the fiscal year ended March 29, 2002. The Reports were dated February 4, 2002 and February 7, 2002. The Report dated February 4, 2002 was in respect of the Company signing a definitive agreement to sell the Bromont, Quebec, Canada foundry business to DALSA Semiconductor Inc. which closed on February 22, 2002. The Report dated February 7, 2002 related to the Company's adoption of the U.S. dollar as its reporting currency effective with the quarter ended December 29, 2001.

                                   Signatures

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZARLINK SEMICONDUCTOR INC.

                                      By: /s/ Patrick J. Brockett
                                          --------------------------------------
                                           (Patrick J. Brockett)

      Dated: June 20, 2002                President and Chief Executive Officer

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

        Signature                          Title                        Date

/s/ Henry Simon                   Chairman of the Board            June 20, 2002
--------------------------
(Henry Simon)

/s/ Kirk K. Mandy                 Vice Chairman of the Board       June 20, 2002
--------------------------
(Kirk K. Mandy

/s/ Patrick J. Brockett           President and Chief              June 20, 2002
--------------------------        Executive Officer
(Patrick J. Brockett)

/s/ Andre Borrel                  Director                         June 20, 2002
--------------------------
(Andre Borrel)

/s/ Jean-Jacques Carrier          Senior Vice President of         June 20, 2002
--------------------------        Finance and Chief
(Jean-Jacques Carrier)            Financial Officer

/s/ Hubert T. Lacroix             Director                         June 20, 2002
--------------------------
(Hubert T. Lacroix

/s/ Donald G. McIntyre            Director                         June 20, 2002
--------------------------
(Donald G. McIntyre)

/s/ Kent H.E. Plumley             Director                         June 20, 2002
--------------------------
(Kent H.E. Plumley)

/s/ Semir D. Sirazi               Director                         June 20, 2002
--------------------------
(Semir D. Sirazi

                                   SCHEDULE II

                           ZARLINK SEMICONDUCTOR INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 29, 2002
                          (in millions of U.S. dollars)

                                                   Additions
                                   Balance,
                                   Beginning       Charged to        Charged to                       Balance, End
Description                        of Period         expense       other accounts     Deductions        of Period
Allowance for doubtful accounts:
Fiscal 2002                          $ 0.3           $ 1.6              --              $(0.6)           $ 1.3
Fiscal 2001                            5.1             2.0              --               (6.8)             0.3
Fiscal 2000                            5.8             1.8              --               (2.5)             5.1

Allowance for excess and
  obsolete inventories:
Fiscal 2002                          $12.0           $29.1              --              $(6.5)           $34.6
Fiscal 2001                           16.7             9.9              --              (14.5)            12.0
Fiscal 2000                           24.2             6.3              --              (13.8)            16.7

Restructuring and other
  provisions:
Fiscal 2002                          $ 6.7           $41.1              --              $(39.9)          $ 7.9
Fiscal 2001                             --            11.2              --               (4.5)             6.7
Fiscal 2000                           21.4              --              --              (21.4)              --

                       SECURITIES AND EXCHANGE COMMISSION

                           ZARLINK SEMICONDUCTOR INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE PERIOD ENDING MARCH 29, 2002

                                    EXHIBITS