Form 10-Q
period 2002-06-28
ZARLINK SEMICONDUCTOR INC
filed 2002-08-12
CIK 352435

http://www.zarlink.com

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 2002

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

Yes |X| No |_|

The number of common shares outstanding as at August 2, 2002 was 127,191,316.

                           ZARLINK SEMICONDUCTOR INC.

                                      INDEX

PART I.   FINANCIAL INFORMATION (Unaudited)

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

              Consolidated Balance Sheets (Unaudited) -
              June 28, 2002 and March 29, 2002 ..............................  3

              Consolidated Statements of Loss (Unaudited) -

              Three months ended June 28, 2002 and June 29, 2001 ............  4

              Consolidated Statements of Cash Flows (Unaudited) -

              Three months ended June 28, 2002 and June 29, 2001 ............  5

              Notes to the Consolidated Financial Statements (Unaudited) ....  6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS .............................. 13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK ....................................................... 22

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 22

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................. 22

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (in millions of U.S. dollars, U.S. GAAP)

                                                          June 28,     March 29,
                                                            2002         2002
                                                          --------     ---------
                                                         (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 30.9       $ 75.6
  Short-term investments                                    122.2         78.8
  Accounts receivable                                        32.3         32.4
  Inventories                                                32.0         32.6
  Deferred income tax assets - net                            1.3          4.1
  Prepaid expenses and other                                 10.3         11.3
                                                           ------       ------
                                                            229.0        234.8
Fixed assets - net                                           63.3         60.3
Deferred income tax assets - net                             11.3         11.0
Long-term investments                                        15.3         14.1
Other assets - net of deferred
  gain of $14.9 (March 29, 2002 - $14.7)                      3.7          3.0
                                                           ------       ------
                                                           $322.6       $323.2
                                                           ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                 $ 67.3       $ 67.9
  Income and other taxes payable                              4.3          4.1
  Deferred revenue                                            2.0          2.0
  Current portion of long-term debt                           1.6          2.1
                                                           ------       ------
                                                             75.2         76.1
Long-term debt                                                0.5          0.7
Pension liability                                            19.4         17.4
Deferred income tax liabilities - net                         3.4          6.3
                                                           ------       ------
                                                             98.5        100.5
                                                           ------       ------
Redeemable preferred shares, unlimited
  shares authorized; 1,558,700 shares
  issued and outstanding (March 29, 2002
  - 1,558,700
                                                             20.4         20.6
                                                           ------       ------
Shareholders' equity:
  Common shares, unlimited shares
    authorized; no par value; 127,175,941
    shares issued and outstanding
    (March 29, 2002 - 127,082,123)
                                                            768.1        767.6
  Additional paid-in capital                                  2.0          4.1
  Deferred stock compensation                                (0.3)        (0.8)
  Deficit                                                  (532.1)      (522.9)
  Accumulated other comprehensive loss                      (34.0)       (45.9)
                                                           ------       ------
                                                            203.7        202.1
                                                           ------       ------
                                                           $322.6       $323.2
                                                           ======       ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                           Three Months Ended
                                                         June 28,       June 29,
                                                          2002            2001
                                                         --------       --------
Revenue                                                  $  48.0        $  67.8
Cost of revenue                                             25.9           62.7
                                                         -------        -------
Gross margin                                                22.1            5.1
                                                         -------        -------
Expenses:
  Research and development                                  20.7           23.5
  Selling and administrative                                11.8           13.1
  Stock compensation expense (recovery)                     (1.6)           3.9
  Special charge                                              --           34.6
  Amortization of acquired intangibles                        --            1.4
                                                         -------        -------
                                                            30.9           76.5
                                                         -------        -------
Operating loss                                              (8.8)         (71.4)
Other income - net                                           0.5            7.9
Interest expense                                            (0.1)          (0.2)
                                                         -------        -------
Loss before income taxes                                    (8.4)         (63.7)
Income tax (expense) recovery                               (0.3)           3.2
                                                         -------        -------
Net loss for the period                                  $  (8.7)       $ (60.5)
                                                         =======        =======
Net loss attributable to common
  shareholders after preferred
  share dividends                                        $  (9.2)       $ (61.0)
                                                         =======        =======
Net loss per common share:
  Basic and diluted                                      $ (0.07)       $ (0.49)
                                                         =======        =======
Weighted average number of common
  shares outstanding (millions):
  Basic and diluted                                        126.6          124.6
                                                         =======        =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                            Three Months Ended
                                                           June 28,     June 29,
                                                             2002        2001
                                                           --------     --------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss for the period                                   $ (8.7)     $(60.5)
  Depreciation and amortization
    of fixed and other assets                                  3.4         7.6
  Stock compensation expense (recovery)                       (1.6)        3.9
  Special charges, non-cash                                     --         1.1
  Loss on disposal of fixed assets                              --         0.4
  Inventory write-down                                          --        29.1
  Deferred income taxes                                         --        (5.1)
  Change in pension liability                                   --         0.1
  Equity loss in investment                                     --         0.5
  Decrease (increase) in working capital:
    Accounts receivable                                        1.9         9.9
    Inventories                                                2.8        (3.4)
    Accounts payable and accrued liabilities                  (4.6)        9.3
    Deferred revenue                                          (0.1)        0.2
    Other                                                      1.9        (3.7)
                                                            ------      ------
  Total                                                       (5.0)      (10.6)
                                                            ------      ------

Investing activities:
  Purchased short-term investments                           (86.0)         --
  Matured short-term investments                              46.8          --
  Expenditures for fixed and other assets                     (2.7)      (14.6)
  Increase in long-term investments                           (0.4)       (2.0)
  Proceeds from sale of discontinued
    operations - net                                            --         1.3
                                                            ------      ------
    Total                                                    (42.3)      (15.3)
                                                            ------      ------

Financing activities:
  Repayment of long-term debt                                   --        (0.9)
  Repayment of capital lease liabilities                      (0.7)       (1.4)
  Dividends on preferred shares                               (0.5)       (0.5)
  Issue of common shares                                       0.6         0.4
  Repurchase of preferred shares                              (0.2)       (0.3)
                                                            ------      ------
    Total                                                     (0.8)       (2.7)
                                                            ------      ------

Effect of currency translation on
  cash and cash equivalents                                    3.4         4.9
                                                            ------      ------

Decrease in cash and cash equivalents                        (44.7)      (23.7)

Cash and cash equivalents, beginning
  of period                                                   75.6       179.9
                                                            ------      ------

Cash and cash equivalents, end
  of period                                                 $ 30.9      $156.2
                                                            ======      ======

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1.    Basis of presentation

      In the opinion of management of Zarlink Semiconductor Inc. ("Zarlink" or the "Company"), the unaudited consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 28, 2002 and the results of operations and cash flows of the Company for the three month periods ended June 28, 2002 and June 29, 2001, in accordance with U.S. GAAP, applied on a consistent basis.


      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 29, 2002. The Company's fiscal year-end is the last Friday in March.

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

      All information is presented in U.S. dollars, unless otherwise stated.

2.    Change in accounting policies

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets".

      a) SFAS 141 requires that business combinations be accounted for under the purchase method of accounting and addresses the initial recognition and measurement of assets acquired, including goodwill and intangibles, and liabilities assumed in a business combination. The Company adopted SFAS 141 on a prospective basis effective March 30, 2002, the beginning of Fiscal 2003. The adoption of SFAS 141 did not have a material effect on the Company's financial statements, but will impact the accounting treatment of future acquisitions.

      b) SFAS 142 requires goodwill to be allocated to, and assessed as part of, a reporting unit. Further, SFAS 142 specifies that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company adopted SFAS 142 on a prospective basis at the beginning of Fiscal 2003. As at the beginning of Fiscal 2003, the Company did not have any goodwill or intangible assets with indefinite lives recorded on the balance sheet. Accordingly, no transition impairment charge is necessary to be recognized under SFAS 142, nor was there a material impact on the Company's financial statements on adoption of the new rules.

            As there was no goodwill on the balance sheet at the beginning of Fiscal 2002, the comparative prior period's financial results would not have been affected if SFAS 142 was adopted in Fiscal 2002.

      c) SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company adopted SFAS 144 at the beginning of Fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company's financial statements.

3.    Recently issued accounting standards

      In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 concludes that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002 and had no impact on the Company's financial statements, but will impact the accounting treatment of future exit or disposal activities should they occur.

4.    Inventories

                                                           June 28,    March 29,
                                                             2002        2002
                                                           --------    --------
      Raw materials                                        $   2.6     $   2.4
      Work-in-process                                         21.6        20.8
      Finished goods                                           7.8         9.4
                                                           -------     -------
                                                           $  32.0     $  32.6
                                                           =======     =======

5.    Fixed Assets

                                                           June 28,    March 29,
                                                             2002        2002
                                                           --------    --------
      Cost                                                 $ 166.3     $ 153.1
      Accumulated depreciation                              (103.0)      (92.8)
                                                           -------     -------
                                                           $  63.3     $  60.3
                                                           =======     =======

      The comparative gross amounts of cost and accumulated depreciation have each been adjusted by $57.9 to properly reflect the disposition of certain fixed assets. There was no impact to the previously reported net fixed assets.

6.    Long-term investments

      As at June 28, 2002, the Company had investments in private companies with a carrying value of $15.3 (March 29, 2002 - $14.1). Management periodically reviews these investments to determine if there has been other than a temporary decline in the market value of these investments below the carrying value. When management performs future assessments of these investments in the coming quarters, a decline in the value of these companies may require the Company to recognize impairment on the remaining value of its investments which could be material.

7.    Accounts payable and accrued liabilities

                                                          June 28,     March 29,
                                                            2002         2002
                                                           -------     ---------
      Trade payables                                       $ 10.4       $ 11.5
      Employee-related payables                              10.7         10.5
      Restructuring provisions                                7.1          7.9
      Provision for disposal of discontinued operations       5.5          5.8
      Provision for disposal of foundry businesses            5.7          6.1
      Goods received not invoiced                             4.9          3.1
      Other accrued liabilities                              23.0         23.0
                                                           ------       ------
                                                           $ 67.3       $ 67.9
                                                           ======       ======

8.    Redeemable preferred shares

      There were 15,900 preferred shares purchased during the three months ended June 28, 2002 for cash consideration of $0.2. The shares will be cancelled by the transfer agent in the second quarter of Fiscal 2003.

      During the first quarter, a $0.32 (Cdn$0.50) per share dividend was declared and paid on the redeemable preferred shares.

9.    Capital stock

      a) The Company has not declared or paid any dividends on its common shares.

      b) On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5 percent of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. All repurchased shares will be cancelled. In the quarter ended June 28, 2002, no shares were repurchased under the normal course issuer bid program.

      c)    A summary of the Company's stock option activity is as follows:

                                                         Three Months Ended
                                                       June 28,       June 29,
                                                         2002           2001
                                                      ----------     ----------
                 Outstanding options:
                 Balance, beginning of period         10,914,962      9,464,693
                 Granted                                  63,300      1,382,000
                 Exercised                               (93,818)       (90,477)
                 Forfeited                               (37,287)      (449,142)
                                                      ----------     ----------
                 Balance, end of period               10,847,157     10,307,074
                                                      ==========     ==========

            Available for grant at June 28, 2002 were 3,784,897  (March 29, 2002
            - 3,810,910) common shares. The exercise price on outstanding stock options ranges from $1.77 to $24.95 per share with exercise periods extending to June 2008. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on June 28, 2002.

      d) The net loss per common share figures were calculated based on net loss after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. Diluted earnings per share is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.

      The  following  common  share   equivalents  have  been  excluded  in  the
      computation for diluted earnings per share because they were anti-dilutive due to the reported net loss for the periods presented.

      i) 774,049 weighted average common shares on conversion of stock options for the three months ended June 28, 2002 (three months ended June 29, 2001 - 1,476,485 weighted average common shares).

      ii) 570,897 weighted average common shares subject to restrictions for the three months ended June 28, 2002 (three months ended June 29, 2001 - 1,634,947 weighted average common shares).

      The following options were excluded in the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thus they are anti-dilutive:

      i) Options outstanding for the three months ended June 28, 2002 to purchase 7,789,298 shares of common stock at an average price of $10.69 per share;

      ii) Options outstanding for the three months ended June 29, 2001 to purchase 6,177,630 shares of common stock at an average price of $10.67 per share.

      Pro Forma financial information has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three month fiscal periods ended June 28, 2002 and June 29, 2001:

                                                             Three Months Ended
                                                            --------------------
                                                            June 28,    June 29,
                                                              2002        2001
                                                            --------    --------
      Pro Forma net loss attributable to
        common shareholders after
        preferred dividends                                 $ (12.5)    $ (64.0)

      Pro Forma net loss per common share:
      Basic and diluted                                     $ (0.10)    $ (0.51)

      Weighted average fair value price
        of the options                                      $  3.43     $  3.51

      Risk-free interest rate                                  4.68%       5.55%
      Dividend yield                                            Nil         Nil
      Volatility factor of the expected
        market price of the Company's
        common stock                                          0.561       0.556
      Weighted-average expected life
        of the options                                    3.5 years   4.0 years

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

10.   Accumulated other comprehensive income (loss)

      The components of other comprehensive income (loss) were as follows:

                                                             Three Months Ended
                                                            June 28,    June 29,
                                                             2002        2001
                                                            --------    --------
Net loss for the period                                     $  (8.7)    $ (60.5)
Other comprehensive income (loss):
  Unrealized net derivative losses on
    cash flow hedges                                           (0.4)       (1.2)
  Change in cumulative translation adjustment                  12.3         3.4
                                                            -------     -------
Other comprehensive income (loss) for the period            $   3.2     $ (58.3)
                                                            =======     =======

      The changes to accumulated other comprehensive income (loss) for the three months ended June 28, 2002 were as follows:

                                 Cumulative    Minimum   Unrealized Net
                                Translation    Pension      Loss on
                                  Account     Liability   Derivatives     Total
                                -----------   ---------  --------------  -------
Balance, March 29, 2002           $(43.0)       $(2.5)       $(0.4)      $(45.9)
Change during the three
  months ended June 28, 2002        12.3           --         (0.4)        11.9
                                  ------        -----        -----       ------
Balance, June 28, 2002            $(30.7)       $(2.5)       $(0.8)      $(34.0)
                                  ======        =====        =====       ======

      The Company recorded a loss to other comprehensive income (loss) in the three months ended June 28, 2002 of $0.4 (three months ended June 29, 2001
      - $1.2) which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $0.8 of net derivative loss included in other comprehensive income
      (loss) will be reclassified into earnings within the next 12 months.

11.   Inventory write-down and special charge

      First Quarter of Fiscal 2002
      ----------------------------

      In the first quarter of Fiscal 2002, the Company reviewed its inventory requirements for the future 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

      In the first quarter of Fiscal 2002 and in response to the industry downturn, the Company implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of the Company's total employee base by 439 employees, globally across all job categories, which was completed by the end of Fiscal 2002. The total cost of the first quarter Fiscal 2002 workforce reduction program was estimated to be $26.7.

      As a result of the workforce reduction program and consolidating design activity, the Company took steps to provide for excess leased facilities in Canada, the United States, the United Kingdom, and the Far East. The cost of the lease and contract settlements amounted to $7.9 in the first quarter of Fiscal 2002.

      The total of these pre-tax special charges amounted to $34.6 in the first quarter of Fiscal 2002. In the fourth quarter of Fiscal 2002, $3.1 of the first quarter special charge was reversed due to savings on the workforce reduction program and to the subsequent sub-letting of vacant space in Irvine, California.

      The following summarizes the activity in the March 29, 2002 restructuring liability during the first quarter of Fiscal 2003:

                             Provision                               Provision
                              balance                                 balance
                               as at                     Cash          as at
                          March 29, 2002   Reversals   Drawdowns   June 28, 2002
                          --------------   ---------   ---------   -------------
Restructuring activities:
   Workforce reduction        $  2.9        $  --       $ (0.5)        $  2.4
   Excess lease costs            5.0           --         (0.3)           4.7
                              ------        -----       ------         ------
Total restructuring           $  7.9        $  --       $ (0.8)        $  7.1
                              ======        =====       ======         ======

      All of the liability relating to the workforce reduction is in respect of the fourth quarter Fiscal 2002 restructuring program.

12.   Other income - net

                                                              Three Months Ended
                                                              ------------------
                                                              June 28,  June 29,
                                                                2002      2001
                                                              --------  --------

      Interest income                                          $  0.9   $   2.1
      Foreign exchange gain (loss)                               (0.4)      6.3
      Equity loss in Optenia, Inc.                                 --      (0.5)
                                                               ------   --------
      Other income - net                                       $  0.5   $   7.9
                                                               ======   ========

13.   Information on business segments

      The Company's reportable business segments are comprised of the Communications and Medical groups. Reportable segments are business units that offer different products and services and are managed separately because of these differences.

      The Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. The Communications business includes network access products that provide connectivity to the network's core backbone such as feeder, aggregation and transmission applications and those that address the multi-protocol physical and network layers. In addition, the Communications business includes user access products that allow users to connect to the network. These products include wireless and infotainment applications. Network access products accounted for $28.4 in revenue in the three months ended June 28, 2002 (three months ended June 29, 2001 - $35.8). User access products accounted for $12.6 in revenue in the three months ended June 28, 2002 (three months ended June 29, 2001 - $22.7).

      The  Medical  business   provides  ultra  low  power  ASIC  solutions  for
      applications such as pacemakers, hearing aids and portable instruments.

      The Company evaluates the performance of each business segment and allocates resources based on operating income, which excludes any intersegment sales of products and services. The Company does not allocate stock compensation expense, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of fixed assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those of the Company as reflected in the consolidated financial statements.

                                                                                                          Unallocated
Three Months Ended June 28, 2002                                       Communications       Medical          Costs            Total
                                                                       --------------       -------       -----------        -------
Revenue                                                                   $ 41.0             $ 7.0          $   --           $ 48.0
Depreciation of buildings and equipment                                      3.2                --              --              3.2
Stock compensation recovery                                                   --                --            (1.6)            (1.6)
Segment's operating income (loss)                                          (10.4)               --             1.6             (8.8)

                                                                                                           Unallocated
Three Months Ended June 29, 2001                                       Communications        Medical          Costs           Total
                                                                       --------------        -------       -----------       -------
Revenue                                                                   $ 58.5             $ 9.3          $   --           $ 67.8
Depreciation of buildings and equipment                                      6.0               0.1              --              6.1
Amortization of acquired intangibles                                         1.4                --              --              1.4
Stock compensation expense                                                    --                --             3.9              3.9
Special charge                                                                --                --            34.6             34.6
Segment's operating income (loss)                                          (35.3)              2.4           (38.5)           (71.4)

14.   Comparative figures

      Certain of the Fiscal 2002 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts, and in accordance with U.S. GAAP)

      Zarlink is a global provider of microelectronics for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit solutions for applications such as pacemakers, hearing aids and portable instruments. At June 28, 2002, the Company employed approximately 1,500 people worldwide, including approximately 500 designers.

      The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three months ended June 28, 2002, compared with the corresponding period in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 29, 2002.

      Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Accordingly, actual outcomes and results may differ materially from results forecasted or suggested in such forward-looking statements.

      Such risks,  uncertainties  and  assumptions  include,  among others,  the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; the mix of products/services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

      The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002, including those identified under "Forward-Looking Statements and Risk Factors". The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

Summary of Results from Operations
----------------------------------

(millions of U.S. dollars,                              Three Months Ended
except per share amounts)                          June 28, 2002  June 29, 2001
                                                   -------------  -------------
Consolidated revenue                                  $  48.0        $  67.8
   Communications segment revenue                        41.0           58.5
   Medical segment revenue                                7.0            9.3

Operating loss                                           (8.8)         (71.4)
   Communications segment operating loss                (10.4)         (35.3)
   Medical segment operating income                        --            2.4
   Unallocated recoveries (costs)                         1.6          (38.5)

Net loss                                                 (8.7)         (60.5)
Net loss per common share - basic
  and diluted                                           (0.07)         (0.49)
Weighted average common shares
  outstanding - millions                                126.6          124.6

      Revenue in the first quarter of Fiscal 2003 was $48.0, a decrease of 29%, or $19.8, from the first quarter of Fiscal 2002. Semiconductor sales volumes continue to be affected by the prolonged slump impacting the entire semiconductor industry. Higher channel inventory levels and lower end-customer demand continue to keep sales levels suppressed.

      In the first quarter of Fiscal 2003, the Company recorded a net loss of $8.7, or $0.07 per share, including a stock compensation recovery of $1.6. This compares to a net loss of $60.5, or $0.49 per share, in the first quarter of Fiscal 2002, after a special inventory write-down of $29.1, special charges of $34.6 related to workforce restructuring, amortization of acquired intangibles of $1.4, and a stock compensation expense of $3.9.

      Zarlink's operations are comprised of two reportable business segments - Communications and Medical. Zarlink targets the communications industry with offerings that specialize in broadband connectivity solutions over wired, wireless and optical media. Zarlink's Medical business provides ultra low power ASIC solutions for applications such as pacemakers, hearing aids and portable instruments. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

Communications                                     Three Months Ended
                                        ----------------------------------------
                                        June 28,     % of    June 29,     % of
(millions of U.S. dollars)                2002      Total      2001       Total
                                        --------   -------   --------    -------
Revenue:
Network Access                          $  28.4       69%    $  35.8        61%
User Access                                12.6       31%       22.7        39%
                                        -------      ---     -------       ---
Total Communications                    $  41.0      100%    $  58.5       100%
                                        =======      ===     =======       ===
As a % of total revenue                               85%                   86%

Communications operating  loss          $ (10.4)             $ (35.3)
                                        =======              =======

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

      Revenue for the first quarter of Fiscal 2003 totaled $41.0, down 30% from $58.5 for the same period in Fiscal 2002. Revenue was adversely affected by customer and channel inventory adjustments in the Company's network access and user access business, a trend that began during the second half of Fiscal 2001 and is continuing into Fiscal 2003. Revenue also decreased in Fiscal 2003 due to the loss of foundry revenue resulting from the disposal of two complementary metal oxide semiconductor ("CMOS") fabrication facilities in the fourth quarter of Fiscal 2002.

      With customers currently placing orders to meet their short-term needs, the "turns" business (customers placing orders for shipment in the same fiscal quarter) has been steadily increasing since the second quarter of Fiscal 2002 to represent approximately 30% of the orders shipped in the first quarter of Fiscal 2003.

      The segment's operating loss decreased to $10.4 in the first quarter of Fiscal 2003 from an operating loss of $35.3 in the first quarter of Fiscal 2002. The results from the first quarter of Fiscal 2002 included an excess inventory charge to cost of sales amounting to $29.1 for inventories estimated to be beyond the Company's needs, as well as amortization of intangibles amounting to $1.4. Excluding these items, the operating loss was greater in the first quarter of Fiscal 2003 by $5.6. The lower results were due to the reduced sales volume in the first quarter of Fiscal 2003 due in part to lower User Access sales and the loss of foundry revenue following the disposal of the Company's two CMOS fabrication facilities in the fourth quarter of Fiscal 2002.

Medical                                            Three Months Ended
                                        ----------------------------------------
                                        June 28,     % of    June 29,     % of
(millions of U.S. dollars)                2002      Total      2001       Total
                                        --------   -------   --------    -------
Revenue:
Medical                                  $ 7.0       100%     $ 9.3        100%
                                         =====                =====
As a % of total revenue                               15%                   14%

Medical operating income                 $  --                $ 2.4
                                         =====                =====

      Zarlink's Medical business provides ultra low power ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

      Revenue decreased in the first quarter of Fiscal 2003 to $7.0 from $9.3 in the first quarter of Fiscal 2002 due to higher customer inventories and reduced demand by customers in the analog audiologic business.

      The segment's operating results declined from the same period last year chiefly as a result of lower revenues.

Geographic Revenue

      Revenue, based on the geographic location of customers, was distributed as follows:

                                                   Three Months Ended
                                        ----------------------------------------
                                        June 28,     % of    June 29,     % of
(millions of U.S. dollars)                2002      Total      2001       Total
                                        --------   -------   --------    -------
Asia/Pacific                             $ 16.7       35%     $ 14.9       22%
Europe                                     16.3       34        24.5       36
United States                               9.8       20        21.7       32
Canada                                      4.2        9         4.8        7
Other Regions                               1.0        2         1.9        3
                                         ------      ---      ------      ---
Total                                    $ 48.0      100%     $ 67.8      100%
                                         ======      ===      ======      ===

      For the quarter ended June 28, 2002, the net movement in exchange rates from the corresponding period in Fiscal 2002 favorably impacted total revenue by 1% ($0.5). The favorable foreign exchange impact in the first quarter of Fiscal 2003 was primarily a result of changes in the U.K. pound sterling against the U.S. dollar exchange rate.

Asia/Pacific

      Asia/Pacific sales increased by 12% in the first quarter of Fiscal 2003 compared to the first quarter of Fiscal 2002, due to higher user access product sales, partially offset by reduced medical sales.

Europe

      European sales decreased by 33% in the first quarter of Fiscal 2003 from the same period in Fiscal 2002 due to lower communications segment sales of both network access and user access products.

United States

      Sales into the United States decreased by 55% from the first quarter of Fiscal 2002 to the first quarter of Fiscal 2003. The decrease was due primarily to lower medical and user access product sales.

Canada

      Canadian sales decreased by $0.6 in the first quarter of Fiscal 2003 over the same period in Fiscal 2002 due to lower communications segment sales.

GROSS MARGIN

                                                             Three Months Ended
                                                             -------------------
(millions of U.S. dollars)                                   June 28,   June 29,
                                                               2002       2001
                                                             --------   --------

Gross margin                                                  $ 22.1     $  5.1
As a percent of revenue                                           46%         8%
As a percent of revenue, excluding excess Q1
  Fiscal 2002 inventory charge of $29.1                           46%        50%

      Gross margin decreased by four percentage points in the first quarter of Fiscal 2003 compared to the same period in Fiscal 2002, excluding the excess inventory charge recorded in the first quarter of Fiscal 2002. The lower margin, as adjusted, was due to lower sales volumes and an unfavorable product mix in the communications segment.

Fiscal 2002 Inventory Charge

      During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months. Excluding the effect of the excess inventory charge of $29.1, the Company's gross margin as a percent of revenue was 50% for the quarter ended June 29, 2001.

OPERATING EXPENSES

Research and Development ("R&D")

                                                            Three Months Ended
                                                           ---------------------
(millions of U.S. dollars)                                 June 28,     June 29,
                                                             2002         2001
                                                           --------     --------
R&D expenses                                                $ 20.7       $ 23.5
As a percent of revenue                                        43%          35%

      R&D expenses decreased by 12%, or $2.8, in the first quarter of Fiscal 2003 from a year ago due to the consolidation of R&D activities in mid-Fiscal 2002. Management expects that R&D spending will increase gradually in Fiscal 2003 while investments continue to be made in expected high growth product offerings.

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

      In the User Access product line, the focus was in the following areas:

      o     Providing  a  multi-mode   cell  phone  chip  with  3.5   generation
            standards, general packet radio service ("GPRS") and enhanced data for GSM evolution ("EDGE").

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

      In Medical, the focus was on semiconductor solutions and technologies for a variety of in-vivo and audiological applications, including:

      o Implantable pacemakers and defibrillators for cardiac rhythm control, hearing aids, cochlea implants (auditory nerve stimulators) for restoring hearing in the profoundly deaf, and medical instruments for a variety of diagnostic and therapeutic applications;

      o     Ultra low power radio  frequency  ("RF") to support  high  bandwidth
            communication   with  medical   devices  that  have  more  and  more
            diagnostic capability;

      o Ultra low power audio processing and digital signal processing ("DSP") to support digital hearing aids providing improved sound quality that can be better matched to the patient's hearing loss; and

      o Application-specific standard products ("ASSPs") as opposed to ASICs.

Selling and Administrative ("S&A")

                                                        Three Months Ended
                                                   -----------------------------
(millions of U.S. dollars)                         June 28, 2002   June 29, 2001
                                                   -------------   -------------
S&A expenses                                           $ 11.8         $ 13.1
As a percent of revenue                                   25%            19%

      S&A expenses decreased in the first quarter of Fiscal 2003 by $1.3, or 10% from the first quarter in Fiscal 2002 as a result of cost reductions implemented in Fiscal 2002 in response to the industry downturn. Management expects that S&A expenses will remain relatively flat throughout Fiscal 2003 in absolute dollar amounts.

Stock Compensation

      The Company recorded stock compensation expense or recovery arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Incorporated ("Vertex") which was acquired in July 2000, and from certain stock options subjected to option exchange programs.

      During the three months ended June 28, 2002, the Company recorded a stock compensation expense of $0.3 (June 29, 2001 - $2.3), related to the vesting of restricted stock awarded to certain employees of Vertex.

      Also recorded during the quarter was a recovery of $1.9 (June 29, 2001 - $1.6 expense), related to the amortization of the intrinsic value of unexercised stock options modified by the option exchange programs. The compensation recovery in the quarter is a result of the decrease in market price of the underlying common stock at June 28, 2002. The reduced market price resulted in a reduction to the intrinsic value being amortized over the term of the stock option, and a recovery of previously recorded stock compensation expense on outstanding options.

Special Charge Recorded in the First Quarter of Fiscal 2002

      In the first quarter of Fiscal 2002 and in response to the industry downturn, the Company implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of the Company's total employee base by 439 employees, globally across all job categories, which was completed by the end of Fiscal 2002. The total cost of the first quarter Fiscal 2002 workforce reduction program was estimated to be $26.7.

      As a result of the workforce reduction program and consolidating design activity, the Company took steps to provide for excess leased facilities in Canada, the United States, the United Kingdom, and the Far East. The estimated cost of the lease and contract settlements amounted to $7.9 in the first quarter of Fiscal 2002.

      The total of these pre-tax special charges amounted to $34.6 in the first quarter of Fiscal 2002. In the fourth quarter of Fiscal 2002, $3.1 of the first quarter special charge was reversed due to savings of $2.3 on the workforce reduction program and $0.8 related to the subsequent sub-letting of vacant space in Irvine, California.

Amortization of Acquired Intangibles

      Amortization of acquired intangibles decreased in the three months ended June 28, 2002 to nil from $1.4 in the first quarter of Fiscal 2002. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000 were expensed in the third quarter of Fiscal 2002 to reduce the carrying value to nil. With the adoption of SFAS 142 in Fiscal 2003, intangible assets with indefinite lives will no longer be amortized, but will be subject to periodic impairment tests.

OTHER INCOME

      Other income was comprised of interest income, foreign exchange gains or losses, and, in Fiscal 2002, equity losses from the investment in Optenia, Inc.

      Interest income was $0.9 for the three months ended June 28, 2002 as compared to $2.1 in the first three months of Fiscal 2002. The decrease from the first quarter of Fiscal 2002 was mainly due to lower interest rates.

      Foreign exchange losses in the first quarter of Fiscal 2003 amounted to $0.4 compared to a gain of $6.3 for the same period in Fiscal 2002. Included in the gain in the first quarter of Fiscal 2002 was a $7.0 net increase in earnings due to the marking to market of certain forward contracts prior to their designation as cash flow hedges in Fiscal 2002.

      During the three months ended June 29, 2001, the Company recorded an equity loss amounting to $0.5 from its investment in Optenia, Inc. In the fourth quarter of Fiscal 2002, the investment in Optenia, Inc. was written off to nil after it went into bankruptcy.

INTEREST EXPENSE

      Interest expense was $0.1 for the three months ended June 28, 2002, compared with $0.2 for the corresponding quarter in Fiscal 2002. Interest expense decreased due to the repayment of long-term debt, principally capital leases.

INCOME TAXES

      Income tax expense for the first quarter of Fiscal 2003 was $0.3, principally capital taxes, compared with a recovery of $3.2 for the corresponding period in Fiscal 2002. The income tax recovery in the first quarter of Fiscal 2002 was due principally to tax allowances on the special inventory charge recorded at June 29, 2001.

      The Company has a valuation allowance at June 28, 2002 of $92.3 (March 29, 2002 - $75.8). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

BACKLOG

(millions of U.S. dollars)                       June 28, 2002    March 29, 2002
                                                 -------------    --------------

90-Day Backlog                                      $ 28.0            $ 33.5

      Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

      The backlog decrease from last year was attributable to the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

NET LOSS

      The Company recorded a net loss of $8.7, or $0.07 per share in the first quarter of Fiscal 2003. This compares to a net loss of $60.5, or $0.49 per share, in the same period in Fiscal 2002.

      The net loss for the three months ended June 28, 2002, was primarily a result of lower revenues across the communications and medical segments. The loss in the quarter also included a stock compensation recovery of $1.6.

      The comparative net loss for the three months ended June 29, 2001 included a charge to cost of revenue for excess inventory of $29.1 and special restructuring charges of $34.6. The loss also included a stock compensation expense of $3.9 and amortization of intangibles of $1.4.

LIQUIDITY AND CAPITAL RESOURCES

      At June 28, 2002, cash, cash equivalents and short-term investment balances totaled $153.1, down from $154.4 at March 29, 2002. Cash and cash equivalents at June 28, 2002, included in the amount above, amounted to $30.9 (March 29, 2002 - $75.6).

      Cash flow used in operations before working capital changes amounted to $6.9 during the first quarter of Fiscal 2003 as compared to $22.9 in the first quarter of Fiscal 2002 when the Company began to carry out significant restructuring activities. Since March 29, 2002, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $1.9 mostly due to reductions in inventories and improved cash collections against trade receivables. Management expects to further draw down inventory levels in Fiscal 2003 by reducing cycle times and managing inventories on a build-to-order basis.

      Fixed and other asset additions were $2.7 during the first quarter of Fiscal 2003, down from $14.6 in the first three months of Fiscal 2002. The additions were primarily related to design tools and continuing improvements to information technology resources. Fiscal 2002 additions principally related to the construction of the Company's new headquarters in Ottawa, Canada. The building was subsequently sold in the fourth quarter of Fiscal 2002. Management expects quarterly capital spending in Fiscal 2003 to remain stable compared to the first quarter of this year.

      Long-term debt decreased due to scheduled repayments against capital lease liabilities. In total, capital lease liabilities were reduced by $0.7 in the first quarter of Fiscal 2003.

      During Fiscal 2002, the Company took steps to wind up the defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The cost to settle the pension plan is expected to approximate $6.0. The payment is expected to be made in Fiscal 2003 when the plan is ultimately settled after the appropriate approvals are received.

      During the first quarter of Fiscal 2003, the Company declared and paid dividends amounting to $0.5 on its redeemable preferred shares based on a Cdn$0.50 per share dividend. In addition, the Company purchased 15,900 preferred shares under its purchase obligation during the quarter ended June 28, 2002. The transfer agent will cancel the repurchased preferred shares in the second quarter of Fiscal 2003. The cost to repurchase the preferred shares amounted to $0.2.

      On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the program during the period from March 30, 2002 to June 8, 2002, nor under the renewed program for the period ended June 28, 2002.

      In addition to cash, cash equivalents and short-term investment balances of $153.1 as at June 28, 2002, the Company had a revolving global credit facility of approximately $16.5 (Cdn$25.0), of which $3.2 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $13.3 as at June 28, 2002. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Critical Accounting Policies and Significant Estimates

      The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in the Company's critical accounting policies included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 29, 2002.

      As at June 28, 2002, the Company had investments in private companies with a carrying value of $15.3 (March 29, 2002 - $14.1). Management periodically reviews these investments to determine if there has been other than a temporary decline in the market value of these investments below the carrying value. When management performs future assessments of these investments in the coming quarters, a decline in the value of these companies may require the Company to recognize impairment on the remaining value of its investments which could be material.

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

Recently issued accounting standards

      In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Statement 146 concludes that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002 and had no impact on the Company's financial statements, but will impact the accounting treatment of future exit or disposal activities should they occur.

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

      The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar and the U.K. pound sterling. At June 28, 2002, there were unrealized losses of $0.8 on the forward contracts relating to Fiscal 2003. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on June 28, 2002, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

      The Company's primary exposure to interest rates is expected to be in the rollover of its short-term investment portfolio. In accordance with Company policy, cash equivalents and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. The Company does not hedge the re-investment risk on its short-term investments.

      Management does not foresee any significant changes in the strategies used to manage interest and foreign exchange rate risks in the near future.

      As at June 28, 2002, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the three months ended June 28, 2002.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

a) Exhibits

99.1  President and Chief Executive  Officer  certificate  pursuant to 18 U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Senior Vice President of Finance and Chief Financial Officer certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3  Selected  Consolidated   Financial  Statements  in  U.S.  Dollars  and  in
      accordance with Canadian Generally Accepted Accounting Principles

99.4 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended June 28, 2002.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ZARLINK SEMICONDUCTOR INC.

August 12, 2002                                 JEAN-JACQUES CARRIER
---------------                                 --------------------------------
Date                                            Jean-Jacques Carrier
                                                Senior Vice President of Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION                                           PAGE

99.1  President and Chief Executive Officer certificate
      pursuant to 18 U.S.C. Section 1350, as adopted pursuant
      to Section 906 of the Sarbanes-Oxley Act of 2002                       25

99.2  Senior Vice President of Finance and Chief Financial
      Officer certificate pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 906 of the Sarbanes-Oxley
      Act of 2002                                                            26

99.3  Selected Consolidated Financial Statements in U.S. Dollars
      and in accordance with Canadian Generally Accepted
      Accounting Principles                                                27-36

99.4  Management's Discussion and Analysis of Financial Condition
      and Results of Operations - Canadian Supplement                      37-38