Form 10-Q
period 2002-09-27
ZARLINK SEMICONDUCTOR INC
filed 2002-11-08
CIK 352435

http://www.zarlink.com

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2002

                           Commission File No. 1-8139

                           ZARLINK SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)

             CANADA                                            NONE
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)

            400 March Road,
        Ottawa, Ontario, Canada                               K2K 3H4
(Address of principal executive offices)                   (Postal Code)

                                 (613)- 592-0200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

As at November 1, 2002, there were 127,191,316 shares of the Common Stock of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION (Unaudited)...................................3

    ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)...................3
             Consolidated Balance Sheets (unaudited).........................3
             Consolidated Statements of Loss (unaudited).....................4
             Consolidated Statements of Cash Flows (unaudited)...............5
             Notes to the Consolidated Financial Statements (unaudited)......6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS...........................13

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
             RISKS..........................................................21

    ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES.............................22

PART II - OTHER INFORMATION.................................................22

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............22

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................23

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (in millions of U.S. dollars, U.S. GAAP)

                                                       September 27,   March 29,
                                                           2002          2002
                                                       ------------    ---------
                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $ 67.9        $ 75.6
  Short-term investments                                     64.8          78.8
  Trade accounts receivable, less
    allowance of $1.5
    (March 29, 2002 - $1.3)                                  27.6          26.9
  Other receivables                                           3.5           5.5
  Inventories                                                27.9          32.6
  Deferred income tax assets - net                            2.3           4.1
  Prepaid expenses and other                                  6.9          11.3
                                                           ------        ------
                                                            200.9         234.8
Fixed assets (net)                                           60.5          60.3
Deferred income tax assets - net                             11.1          11.0
Long-term investments                                        14.6          14.1
Other assets - net of deferred gain of
  $15.2 (March 29, 2002 - $14.7)                              3.7           3.0
                                                           ------        ------
                                                           $290.8        $323.2
                                                           ======        ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                   $ 10.8        $ 14.6
  Employee-related payables                                  12.1          12.8
  Income and other taxes payable                              8.7           5.9
  Provisions for exit activities                             14.3          19.8
  Other accrued liabilities                                  14.5          18.9
  Deferred revenue                                            2.5           2.0
  Current portion of long-term debt                           1.1           2.1
                                                           ------        ------
                                                             64.0          76.1
Long-term debt                                                0.3           0.7
Pension liability                                            19.5          17.4
Deferred income tax liabilities - net                         4.2           6.3
                                                           ------        ------
                                                             88.0         100.5
                                                           ------        ------
Redeemable preferred shares, unlimited shares
  authorized; 1,526,000 shares issued
  and outstanding (March 29, 2002 - 1,558,700)               20.2          20.6
                                                           ------        ------
Shareholders' equity:
  Common shares,  unlimited shares authorized;
    no par value; 127,191,316 shares
    issued and outstanding
    (March 29, 2002 - 127,082,123)                          768.1         767.6
  Additional paid-in capital                                  2.1           4.1
  Deferred stock compensation                                  --          (0.8)
  Deficit                                                  (544.6)       (522.9)
  Accumulated other comprehensive loss                      (43.0)        (45.9)
                                                           ------        ------
                                                            182.6         202.1
                                                           ------        ------
                                                           $290.8        $323.2
                                                           ======        ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                     Three Months Ended       Six Months Ended
                                                                    ---------------------   ---------------------
                                                                    Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                                                      2002        2001        2002        2001
                                                                    ---------   ---------   ---------   ---------
Revenue                                                              $ 46.2      $ 50.5      $ 94.2      $118.3
Cost of revenue                                                        25.5        33.9        51.4        96.6
                                                                     ------      ------      ------      ------
Gross margin                                                           20.7        16.6        42.8        21.7
                                                                     ------      ------      ------      ------
Expenses:
  Research and development                                             23.2        19.5        43.9        43.0
  Selling and administrative                                           11.3        12.8        23.1        25.9
  Stock compensation expense (recovery)                                 0.2         2.4        (1.4)        6.3
  Special charge                                                         --          --          --        34.6
  Amortization of acquired intangibles                                   --         0.8          --         2.2
                                                                     ------      ------      ------      ------
                                                                       34.7        35.5        65.6       112.0
                                                                     ------      ------      ------      ------
Loss from operations                                                  (14.0)      (18.9)      (22.8)      (90.3)
Other income (expense) - net                                            3.0        (0.1)        3.5         7.8
Interest expense                                                       (0.3)       (0.2)       (0.4)       (0.4)
                                                                     ------      ------      ------      ------
Loss before income taxes                                              (11.3)      (19.2)      (19.7)      (82.9)
Income tax (expense) recovery                                          (0.6)       (0.5)       (0.9)        2.7
                                                                     ------      ------      ------      ------
Net loss for the period                                              $(11.9)     $(19.7)     $(20.6)     $(80.2)
                                                                     ======      ======      ======      ======
Net loss attributable to common shareholders
 after preferred share dividends                                     $(12.4)     $(20.2)     $(21.6)     $(81.2)
                                                                     ======      ======      ======      ======
Net loss per common share:
      Basic and diluted                                              $(0.10)     $(0.16)     $(0.17)     $(0.65)
                                                                     ======      ======      ======      ======
Weighted average number of common shares outstanding (millions):
      Basic and diluted                                               127.2       125.6       126.9       125.4
                                                                     ======      ======      ======      ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                         Six Months Ended
                                                  ------------------------------
                                                  September 27,    September 28,
                                                       2002            2001
                                                  -------------    -------------
Cash flows from operating activities:
  Net loss for the period                            $(20.6)          $(80.2)
  Depreciation and amortization                         7.1             12.7
  Stock compensation expense (recovery)                (1.4)             6.3
  Special charges, non-cash                              --              1.1
  Loss on disposal of fixed assets                       --              0.4
  Inventory write-down                                   --             29.1
  Deferred income taxes                                  --             (1.5)
  Change in pension liability                            --              0.3
  Equity loss in investment                              --              1.4
  Decrease (increase) in working capital:
      Trade accounts and other receivables              3.0             19.2
      Inventories                                       7.1              3.4
      Prepaid expenses and other                        1.9             (5.3)
      Trade accounts payable and other
        accrued liabilities                           (14.8)           (13.4)
      Deferred revenue                                  0.3              0.1
                                                     ------           ------
Cash used in operating activities                     (17.4)           (26.4)
                                                     ------           ------
Cash flows from investing activities:
      Purchased short-term investments               (146.5)              --
      Matured short-term investments                  161.7               --
      Proceeds from disposal
        of fixed and other assets                       0.4              0.2
      Expenditures for fixed and
        other assets                                   (4.3)           (22.9)
      Increase in long-term investments                (0.4)            (2.0)
      Proceeds from repayment of note
        receivable                                       --              4.5
      Proceeds from sale of discontinued
        operations (net)                                 --              1.3
                                                     ------           ------
Cash provided by (used in)
  investing activities                                 10.9            (18.9)
                                                     ------           ------
Cash flows from financing activities:
      Repayment of long-term debt                        --             (0.8)
      Repayment of capital lease
        liabilities                                    (1.4)            (2.7)
      Payment of dividends on preferred
        shares                                         (1.0)            (1.0)
      Issue of common shares                            0.5              2.1
      Repurchase of preferred shares                   (0.4)            (0.4)
                                                     ------           ------
Cash used in financing activities                      (2.3)            (2.8)
                                                     ------           ------
Effect of currency translation on
  cash and cash equivalents                             1.1              0.6
                                                     ------           ------
Decrease in cash and cash equivalents                  (7.7)           (47.5)

Cash and cash equivalents, beginning
  of period                                            75.6            179.9
                                                     ------           ------
Cash and cash equivalents, end of period             $ 67.9           $132.4
                                                     ======           ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. ("Zarlink" or the "Company") in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 27, 2002, the results of operations for the three and six month periods ended September 27, 2002 and September 28, 2001, and cash flows of the Company for the six month periods ended September 27, 2002 and September 28, 2001, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Separate Canadian GAAP financial statements are also prepared and presented to shareholders.

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 29, 2002. The Company's fiscal year-end is the last Friday in March.

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

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

            As there was no goodwill or indefinite lived intangibles on the balance sheet at the beginning of Fiscal 2002, the comparative prior period's financial results would not have been affected if SFAS 142 was adopted in Fiscal 2002.

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

4.    Inventories

                                                    September 27,     March 29,
                                                        2002            2002
                                                    -------------     ---------
Raw materials                                          $  2.7          $  2.4
Work-in-process                                          19.0            20.8
Finished goods                                            6.2             9.4
                                                       ------          ------
                                                       $ 27.9          $ 32.6
                                                       ======          ======

5.    Fixed assets

                                                    September 27,     March 29,
                                                        2002            2002
                                                    -------------     ---------
Cost                                                   $161.5          $153.1
Accumulated depreciation                               (101.0)          (92.8)
                                                       ------          ------
                                                       $ 60.5          $ 60.3
                                                       ======          ======

      The comparative gross amounts of cost and accumulated depreciation have each been adjusted by $57.9 to properly reflect the disposition of certain fixed assets. There was no impact to the previously reported net fixed assets.

6.    Long-term investments

      As at September 27, 2002, the Company had investments in private companies with a carrying value of $14.6 (March 29, 2002 - $14.1). On October 3, 2002, the Company sold its investment in DALSA Semiconductor Inc. ("DALSA") for cash proceeds of $4.1. As a result of the sale, the Company will record a gain of $0.7 in the third quarter of Fiscal 2003 (see Note
      14). Following the sale, the carrying value of the Company's remaining long-term investments approximated $11.2, of which $10.8 represented the Company's nine percent interest in Mitel Networks Corporation.

      Management periodically reviews the Company's investments to determine if there has been other than a temporary decline in the market value of these investments below the carrying value. When management performs future assessments of its investments in the coming quarters, a decline in the value of these companies may require the Company to recognize impairment on the remaining value of its investments which could be material.

7.    Provisions for exit activities

                                                    September 27,     March 29,
                                                        2002            2002
                                                    -------------     ---------

Restructuring provisions                                $ 5.5           $ 7.9
Provision for disposal of discontinued operations         3.9             5.8
Provision for disposal of foundry businesses              4.9             6.1
                                                        -----           -----
                                                        $14.3           $19.8
                                                        =====           =====

8.    Redeemable preferred shares

      There were 27,700 preferred shares purchased during the six months ended September 27, 2002 for cash consideration of $0.4. The transfer agent cancelled 32,700 shares in the first half of Fiscal 2003, of which 5,000 shares were repurchased in the fourth quarter of Fiscal 2002. As at September 27, 2002, all repurchased preferred shares were cancelled.

      During the second quarter, the dividend declared and paid on the redeemable preferred shares was $0.32 (Cdn $0.50) per share, resulting in a cumulative dividend of $0.64 (Cdn$1.00) per share for the first half of Fiscal 2003.

9.    Capital stock

      a) The Company has not declared or paid any dividends on its common shares.

      b) On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5 percent of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. All repurchased shares will be cancelled. During the six months ended September 27, 2002, no shares were repurchased under the normal course issuer bid program.

      c)    A summary of the Company's stock option activity is as follows:

                                                      Six Months Ended
                                             ----------------------------------
                                             September 27,        September 28,
                                                 2002                2001
                                             -------------        -------------
Outstanding Options:
Balance, beginning of period                  10,914,962           9,464,693
Granted                                          357,300           1,586,500
Exercised                                       (109,193)           (435,689)
Forfeited                                     (1,476,966)           (902,069)
                                              ----------           ---------
Balance, end of period                         9,686,103           9,713,435
                                              ==========           =========

            On August 14, 2002, 1,136,778 unexercised stock options held by former employees of the discontinued Systems business expired in accordance with the terms of the sales agreement. The options were returned to the pool of options available for grant. Available for grant at September 27, 2002 were 4,930,576 (March 29, 2002 - 3,810,910) common shares. The exercise price on outstanding stock options ranges from $1.77 to $24.95 per share with exercise periods extending to September 2008. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on September 27, 2002.

      d) The net loss per common share figures were calculated based on the net loss after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. Diluted earnings per share is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.

      The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                               Three Months Ended       Six Months Ended
                              ---------------------   ---------------------
                              Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
                                2002        2001        2002        2001
                              ---------   ---------   ---------   ---------
Stock options                   41,054    1,426,875    208,942    1,366,492
Restricted shares                   --      771,120         --      771,120
                                ------    --------     -------    ---------
Total                           41,054    2,197,995    208,942    2,137,612
                                ======    =========    =======    =========

      The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                             Three Months Ended       Six Months Ended
                            ---------------------   ---------------------
                            Sept. 27,   Sept. 28,   Sept. 27,    Sept. 28,
                              2002        2001        2002         2001
                            ---------   ---------   ---------    ---------
Number of outstanding
  options                  9,420,728    5,306,179    8,219,274     5,714,179

Average exercise price
  per share               $     9.03   $    10.47   $     9.65    $    10.35

      Pro Forma financial information has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three and six month fiscal periods ended September 27, 2002 and September 28, 2001:

                                         Three Months Ended         Six Months Ended
                                        ----------------------     ---------------------
                                        Sept. 27,    Sept. 28,     Sept. 27,    Sept. 28,
                                          2002         2001          2002         2001
                                        ---------    ---------     ---------    ---------
Pro Forma net loss attributable to
  common shareholders
  after preferred dividends             $  (15.8)     $  (27.7)     $  (28.3)     $  (91.7)

Pro Forma net loss per common share:

  Basic and diluted                     $  (0.12)     $  (0.22)     $  (0.22)     $  (0.73)

Weighted average fair value price
  of the options                        $    3.37     $    3.60     $    3.37     $    3.60

Risk free interest rate                     3.69%         4.44%         3.69%         4.44%
Dividend yield                                Nil           Nil           Nil           Nil
Volatility factor of the
  expected market price of
  the Company's common stock                0.628         0.574         0.628         0.574
Weighted-average expected
  life of the options                   3.0 years     4.0 years     3.0 years     4.0 years

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

      10.   Accumulated other comprehensive loss

      The components of other comprehensive loss were as follows:

                                         Three Months Ended         Six Months Ended
                                        ----------------------     ---------------------
                                        Sept. 27,    Sept. 28,     Sept. 27,    Sept. 28,
                                          2002         2001          2002         2001
                                        ---------    ---------     ---------    ---------
Net loss for the period                  $(11.9)      $(19.7)       $(20.6)      $(80.2)
Other comprehensive income (loss):
Unrealized net derivative gains
  (losses) on cash flow hedges             (3.2)         0.6          (3.6)        (0.6)
Change in cumulative translation
  adjustment                               (5.8)        (0.3)          6.5          3.1
                                         ------       ------        ------       ------
Other comprehensive loss for
  the period                             $(20.9)      $(19.4)       $(17.7)      $(77.7)
                                         ======       ======        ======       ======

      The changes to accumulated other comprehensive loss for the six months ended September 27, 2002 were as follows:

                                         Cumulative      Minimum     Unrealized Net
                                        Translation      Pension        Loss on
                                          Account       Liability      Derivatives     Total
                                        -----------     ---------    --------------   --------
Balance, March 29, 2002                  $(43.0)         $(2.5)         $(0.4)         $(45.9)
Change during the three months ended
  June 28, 2002                            12.3             --           (0.4)           11.9
                                         ------          -----          -----          ------
Balance, June 28, 2002                   $(30.7)         $(2.5)         $(0.8)         $(34.0)
Change during the three months
  ended September 27, 2002                 (5.8)            --           (3.2)           (9.0)
                                         ------          -----          -----          ------
Balance, September 27, 2002              $(36.5)         $(2.5)         $(4.0)         $(43.0)
                                         ======          =====          =====          ======

      The Company recorded an increase in other comprehensive loss in the six months ended September 27, 2002 of $3.6 (six months ended September 28, 2001 - $0.6) which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $4.0 of net derivative loss included in other comprehensive loss will be reclassified into earnings within the next 12 months.

11.   Inventory write-down and special charge

      First Quarter of Fiscal 2002

      In the first quarter of Fiscal 2002, the Company reviewed its inventory requirements for the succeeding 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months.

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

      The following summarizes the activity related to the March 29, 2002 restructuring liability during the first half of Fiscal 2003:

                                               Workforce   Excess Lease
                                               Reduction      Costs       Total
                                               ---------   ------------  -------
Provision balance as at
  March 29, 2002                                 $ 2.9       $ 5.0       $ 7.9
  Cash draw-downs during
    Q1 2003                                       (0.5)       (0.3)       (0.8)
  Cash draw-downs during
    Q2 2003                                       (0.4)       (0.7)       (1.1)
  Non-cash draw-downs during
    Q2 2003                                         --        (0.5)       (0.5)
                                                 -----       -----       -----
Provision balance as at
  September 27, 2002                             $ 2.0       $ 3.5       $ 5.5
                                                 =====       =====       =====

      All of the liability relating to the workforce reduction is in respect of the fourth quarter Fiscal 2002 restructuring program.

12. Other income (expense) (net)

                                  Three Months Ended         Six Months Ended
                                 ----------------------   ---------------------
                                 Sept. 27,    Sept. 28,   Sept. 27,    Sept. 28,
                                   2002         2001        2002         2001
                                 ---------    ---------   ---------    ---------
Interest income                     $1.0      $ 1.5         $1.9         $ 3.6
Foreign exchange gain (loss)         2.0       (0.7)         1.6           5.6
Equity loss in Optenia, Inc.          --       (0.9)          --          (1.4)
                                    ----      -----         ----         -----
Other income (expense) (net)        $3.0      $(0.1)        $3.5         $ 7.8
                                    ====      =====         ====         =====

13.   Information on business segments

      The Company's reportable business segments are comprised of the Communications and Medical groups. Reportable segments are business units that offer different products and services, sell to different customers, use different production and distribution processes, and are managed separately because of these differences.

      The Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. The Communications business includes network access products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications and those that address the multi-protocol physical and network layers. In addition, the Communications business includes user access products that allow users to connect to the network. These products include wireless and infotainment applications. Network access products accounted for $29.4 and $57.8 in revenue in the three and six months ended September 27, 2002, respectively (three and six months ended September 28, 2001 - $26.6 and $62.4, respectively). User access products accounted for $10.4 and $23.0 in revenue in the three and six months ended September 27, 2002, respectively (three and six months ended September 28, 2001 - $16.4 and $39.1, respectively).

      The  Medical  business   provides  ultra  low  power  ASIC  solutions  for
      applications such as pacemakers, hearing aids and portable instruments.

      The Chief Executive Officer ("CEO") is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO evaluates the financial performance of each business segment and allocates resources based on operating income, which excludes any intersegment sales of products and services. The Company does not allocate stock compensation expense, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment; however, depreciation of fixed assets is allocated to the segments based on the asset usage. The accounting policies of the reportable segments are the same as those of the Company as reflected in the consolidated financial statements.

                                                                  Unallocated
Three Months Ended Sept. 27, 2002      Communications    Medical     Costs       Total
                                       --------------    -------  -----------   ------
Revenue                                   $ 39.8          $ 6.4      $  --      $ 46.2
Depreciation of fixed assets                 3.2             --         --         3.2
Stock compensation expense                    --             --        0.2         0.2
Segment's operating loss                   (12.5)          (1.3)      (0.2)      (14.0)

                                                                  Unallocated
Three Months Ended Sept. 28, 2001      Communications    Medical     Costs       Total
                                       --------------    -------  -----------   ------
Revenue                                   $ 43.0           $7.5      $  --      $ 50.5
Depreciation of fixed assets                 4.4             --         --         4.4
Amortization of acquired intangibles         0.8             --         --         0.8
Stock compensation expense                    --             --        2.4         2.4
Segment's operating income (loss)          (19.1)           2.6       (2.4)      (18.9)

                                                                  Unallocated
Six Months Ended Sept. 27, 2002        Communications    Medical     Costs       Total
                                       --------------    -------  -----------   ------
Revenue                                   $ 80.8          $13.4      $  --      $  94.2
Depreciation of fixed assets                 6.4            0.1         --          6.5
Stock compensation recovery                   --             --       (1.4)        (1.4)
Segment's operating loss                   (22.8)          (1.4)       1.4        (22.8)

                                                                  Unallocated
Six Months Ended Sept. 28, 2001        Communications    Medical     Costs       Total
                                       --------------    -------  -----------   ------
Revenue                                   $101.5          $16.8     $   --      $118.3
Depreciation of fixed assets                10.4            0.1         --        10.5
Amortization of acquired intangibles         2.2             --         --         2.2
Stock compensation expense                    --             --        6.3         6.3
Special charge                                --             --       34.6        34.6
Segment's operating income (loss)          (54.4)           5.0      (40.9)      (90.3)

14.   Subsequent events

      (a) On October 3, 2002, the Company sold its entire 19.9 percent interest in DALSA Semiconductor Inc. to DALSA for cash proceeds of $4.1 (Cdn$6.5). The Company will record a gain of approximately $0.7 in the third quarter of Fiscal 2003.

      (b) On October 17, 2002, the Company announced that it is withdrawing from the VDSL (Very high rate Digital Subscriber Line) market in order to concentrate its R&D resources on higher and more immediate growth opportunities. The company is ceasing all VDSL product development, resulting in certain layoffs in its Network Access group, based in Ottawa. Costs related to these and other layoffs approximate $3.6? and will be expensed and paid in the third quarter of Fiscal 2003. The company does not expect this action to impact revenues.

15.   Comparative figures

      Certain of the Fiscal 2002 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            (in millions of U.S. dollars, except per share amounts,
                        and in accordance with U.S. GAAP)

Overview

Zarlink is a global provider of microelectronics for voice, data and video networks and for medical applications. Zarlink's semiconductor Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's semiconductor Medical business provides applications specific integrated circuit solutions (ASIC) for applications such as pacemakers, hearing aids and portable instruments. At September 27, 2002, the Company employed approximately 1,440 people worldwide, including approximately 500 designers.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and six months ended September 27, 2002, respectively, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 29, 2002.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Accordingly, actual outcomes and results may differ materially from results forecasted or suggested in such forward-looking statements.

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

The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002, including those identified under "Forward-Looking Statements and Risk Factors". In making these forward-looking statements, which are identified by words such as "will", "expects", "intends", "anticipates" and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 27, 2002

Summary of Results from Operations                        Three Months Ended       Six Months Ended
                                                         ---------------------   ---------------------
(millions of U.S. dollars,                               Sept. 27,   Sept. 28,   Sept. 27,   Sept. 28,
except per share amounts)                                  2002        2001        2002        2001
                                                         ---------   ---------   ---------   ---------
Consolidated revenue                                      $ 46.2      $ 50.5      $ 94.2      $118.3
   Communications segment revenue                           39.8        43.0        80.8       101.5
   Medical segment revenue                                   6.4         7.5        13.4        16.8

Operating loss                                             (14.0)      (18.9)      (22.8)      (90.3)
   Communications segment operating loss                   (12.5)      (19.1)      (22.8)      (54.4)
   Medical segment operating income (loss)                  (1.3)        2.6        (1.4)        5.0
   Unallocated recoveries (costs)                           (0.2)       (2.4)        1.4       (40.9)

Net loss for the period                                    (12.4)      (20.2)      (21.6)      (81.2)
Net loss per common share - basic and diluted              (0.10)      (0.16)      (0.17)      (0.65)
Weighted average common shares outstanding - millions      127.2       125.6       126.9       125.4

Revenue in the second quarter of Fiscal 2003 was $46.2, a decrease of 9%, or $4.3, from the second quarter of Fiscal 2002. Revenue in the first half of Fiscal 2003 was $94.2, a decrease of 20%, or $24.1, from the first half of Fiscal 2002. Semiconductor sales volumes continue to be affected by the prolonged downturn impacting the entire semiconductor industry. Higher channel inventory levels and lower end-customer demand continue to keep sales levels suppressed.

In the second quarter of Fiscal 2003, the Company recorded a net loss of $12.4, or $0.10 per share, including stock compensation expense of $0.2. This compares to a net loss of $20.2, or $0.16 per share, in the second quarter of Fiscal 2002, after amortization of acquired intangibles of $0.8 and stock compensation expense of $2.4.

During the second quarter of Fiscal 2003, the Company reduced its workforce by 73 employees and incurred severance costs of $1.3, undertaken in a continuing effort to streamline operations. Of this charge, $0.6 was included in cost of revenue, negatively impacting gross margins by one percentage point during the second quarter and first half of Fiscal 2003. The remainder of the charge increased research and development expense and sales and administration expense by $0.3 and $0.4, respectively.

For the six months ended September 27, 2002, the Company recorded a net loss of $21.6, or $0.17 per share, including a stock compensation recovery of $1.4. This compares to a net loss of $81.2, or $0.65 per share, for the six months ended September 28, 2001, after a special inventory write-down of $29.1, special charges of $34.6 related to workforce restructuring, amortization of acquired intangibles of $2.2, and stock compensation expense of $6.3.

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

Communications

                                                   Six Months Ended
                                       ----------------------------------------
                                       Sept. 27,     % of    Sept. 28,     % of
(millions of U.S. dollars)               2002       Total      2001       Total
                                       ---------    -----    ---------    -----
Revenue:
Network Access                          $ 57.8        72%     $ 62.4        61%
User Access                               23.0        28%       39.1        39%
                                        ------       ---      ------       ---
Total Communications                    $ 80.8       100%     $101.5       100%
                                        ======       ===      ======       ===
As a % of total revenue                               86%                   86%

Communications operating  loss          $(22.8)               $(54.4)
                                        ======                ======

Network access and user access products represent the two major growth categories in the Company's Communications business segment. Network access products include products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, network access semiconductor products connect network equipment together. User access products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV).

Revenue for the first half of Fiscal 2003 totaled $80.8, down 20% from $101.5 for the same period in Fiscal 2002. Revenue was adversely affected by customer and channel inventory adjustments in the Company's network access and user access business, a trend that began during the second half of Fiscal 2001 and is continuing into Fiscal 2003. Revenue also decreased in Fiscal 2003 due to the loss of foundry revenue resulting from the disposal of two complementary metal oxide semiconductor ("CMOS") fabrication facilities in the fourth quarter of Fiscal 2002.

With customers currently placing orders to meet their short-term needs, the "turns" business (customers placing orders for shipment in the same fiscal quarter) has been steadily increasing since the second quarter of Fiscal 2002 to represent approximately 40% of the orders shipped in the three months ended September 27, 2002.

The segment's operating loss declined to $22.8 in the first half of Fiscal 2003 from an operating loss of $54.4 in the first half of Fiscal 2002. The Fiscal 2002 operating loss included an inventory write-down of $29.1 in the first quarter of that year. The balance of the improvement is due to the effects of cost reduction programs implemented since the first quarter of Fiscal 2002.

Medical

                                                   Six Months Ended
                                        ---------------------------------------
                                        Sept. 27,    % of     Sept. 28,   % of
(millions of U.S. dollars)                2002      Total       2001      Total
                                        ---------   -----     ---------   -----
Revenue:
Medical                                   $13.4      100%       $16.8     100%
                                          =====      ===        =====     ===
As a % of total revenue                               14%                  14%

Medical operating income (loss)           $(1.4)                $ 5.0
                                          =====                 =====

Zarlink's   Medical  business  provides  ultra  low  power  ASIC  solutions  for applications such as pacemakers, hearing aids and portable instruments.

Revenue decreased in the first six months of Fiscal 2003 to $13.4 from $16.8 in the first six months of Fiscal 2002 due to higher customer inventories and reduced demand by customers in the analog audiologic business.

The "turns" business has also increased within the Medical Segment, to represent approximately 20% of the orders shipped in the three months ended September 27, 2002.

The segment's operating results declined from the same period last year as a result of lower revenues combined with reduced margins on the medical segment products.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                                Six Months Ended
                                   ------------------------------------------
                                   Sept. 27,    % of       Sept. 28,     % of
(millions of U.S. dollars)           2002       Total        2001       Total
                                   ---------    -----      ---------    -----
Revenue:
Asia / Pacific                       $34.7       37%        $ 27.2       23%
Europe                                31.0       33%          41.9       36%
United States                         19.7       21%          37.7       32%
Canada                                 6.5        7%           8.6        7%
Other Regions                          2.3        2%           2.9        2%
                                     -----      ---         ------      ---
Total                                $94.2      100%        $118.3      100%
                                     =====      ===         ======      ===

For the six months ended September 27, 2002, the net movement in exchange rates from the corresponding period in Fiscal 2002 favorably impacted total revenue by 2% ($2.3). The favorable foreign exchange impact in the first six months of Fiscal 2003 was primarily a result of increases in the U.K. pound sterling and Swedish Krona against the U.S. dollar exchange rate.

Asia/Pacific

Asia/Pacific sales increased by 28% in the first six months of Fiscal 2003 compared to the first six months of Fiscal 2002, due to higher communications product sales in both of the network and user access product categories, partially offset by reduced medical sales. The increase partly reflects the movement of certain customers' manufacturing operations from other parts of the world to the Asia/Pacific region.

Europe

European sales decreased by 26% in the first six months of Fiscal 2003 compared to the first six months of Fiscal 2002 due to lower communications segment sales of both network access and user access products.

United States

Sales into the United States decreased by 48% during the first half of Fiscal 2002 compared to the first half of Fiscal 2003. The decrease was due primarily to lower medical and user access product sales.

Canada

Canadian sales decreased by 24% in the first half of Fiscal 2003 over the same period in Fiscal 2002 due to lower communications segment sales.

GROSS MARGIN

                                      Three Months Ended      Six Months Ended
                                      --------------------  --------------------
                                      Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
(millions of U.S. dollars)              2002       2001       2002       2001
                                      ---------  ---------  ---------  ---------
Gross Margin                            $20.7     $16.6      $42.8      $21.7

As a percentage of revenue                45%       33%        45%        18%
As a percentage of revenue,
  excluding excess Q1
  Fiscal 2002 inventory
  charge of $29.1                         45%       33%        45%        43%

Gross margin improved by 12 percentage points in the second quarter of Fiscal 2003 compared to the same period in Fiscal 2002. Although still being impacted by lower sales volumes, a favorable product mix in the communications segment has benefited the margin percentages in the quarter relative to last year. Compared to the first quarter of Fiscal 2003, gross margin decreased by one percentage point.

Gross margin improved by two percentage points in the first six months of Fiscal 2003 compared to the same period in Fiscal 2002, excluding the excess inventory charge recorded in the first quarter of Fiscal 2002. The improved product mix in the second quarter of Fiscal 2003 has improved the year-to-date margin percentages, as compared to the same period last year. However, gross margin continues to be impacted by low sales volumes.

Fiscal 2002 Inventory Charge

During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months. Excluding the effect of the excess inventory charge of $29.1, the Company's gross margin as a percent of revenue was 43% for the six months ended September 28, 2001.

OPERATING EXPENSES

Research and Development ("R&D")

                                Three Months Ended      Six Months Ended
                                --------------------  --------------------
                                Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
(millions of U.S. dollars)        2002       2001       2002        2001
                                ---------  ---------  ---------  ---------
R&D Expenses                      $23.2      $19.5      $43.9      $43.0

As a percentage of revenue          50%        39%        47%        36%

R&D expenses increased by 19%, or $3.7, in the second quarter of Fiscal 2003 from the same period a year ago, primarily due to new product development and increased headcount in certain R&D projects to accelerate time to market initiatives. During the first six months of Fiscal 2003, R&D expenses increased by 2%, or $0.9, compared to the same period in Fiscal 2002.

During the second quarter of Fiscal 2003, the Company released 24 new products, putting the total for the first six months of Fiscal 2003 at 28 new product releases. New communications circuits released during Fiscal 2003 target high performance in network access processing and data switching, and also include industry leading tuner chips for cable set top boxes. The Company's medical segment has also released various pacemaker protection circuits during the first half of Fiscal 2003.

The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near- and medium-term revenue. Management expects that R&D spending will decrease over the balance of Fiscal 2003 as a result of this exercise. The Company announced on October 17, 2002, that it was withdrawing from the VDSL (Very high rate Digital Subscriber Line) market in order to concentrate its R&D resources on higher and more immediate growth opportunities. Management decided to cease its VDSL product development, within it communications segment, due to revised expectations of unacceptably long time-to-revenue and volume deployment.

In the Network Access product line, R&D activities focused on the following areas:

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

In the User Access product line, R&D activities focused on the following areas:

      o Providing a multi-mode cell phone radio transceiver chip, compliant with 2/2.5G standards for Time Division Multiple Access ("TDMA")/Global System for Mobile communications ("GSM")/Enhanced Data rates for GSM Evolution ("EDGE")/General Packet Radio Service ("GPRS")/Advanced Mobile Phone Service/System ("AMPS"), and developing a 2-chip radio solution for 3rd generation GSM/Wideband Code Division Multiple Access ("WCDMA") cell phones.

      o Providing Tuner, demodulator and peripheral chips for Satellite, Cable and Terrestrial Digital Set Top boxes, integrated Digital TV's and adapter boxes; and

      o Development of the most highly integrated system-on-a-chip solution for integrated Digital Terrestrial Televisions, Digital Terrestrial Set Top Boxes, adapter boxes and media centers, compliant with the Digital Video Broadcasting - Terrestrial ("DVB-T") standard.

In the  Medical  business  segment,  R&D  activities  focused  on  semiconductor
solutions  and   technologies   for  a  variety  of  in-vivo  and   audiological
applications, including:

      o Implantable pacemakers and defibrillators for cardiac rhythm control, hearing aids, cochlea implants (auditory nerve stimulators) for restoring hearing in the profoundly deaf, and medical instruments for a variety of diagnostic and therapeutic applications;

      o Ultra low power radio frequency ("RF") communication with medical devices that have increasing diagnostic capability;

      o Ultra low power audio processing and digital signal processing ("DSP") to support digital hearing aids providing improved sound quality that can be better matched to the patient's hearing loss; and

      o Application-specific standard products ("ASSPs") as opposed to ASICs.

Selling and Administrative ("S&A")

                                      Three Months Ended     Six Months Ended
                                     --------------------  --------------------
                                     Sept. 27,  Sept. 28,  Sept. 27,  Sept. 28,
(millions of U.S. dollars)             2002       2001       2002       2001
                                     ---------  ---------  ---------  ---------
S&A Expenses                          $11.3      $12.8      $23.1      $25.9

As a percentage of revenue              24%        25%        25%        22%

S&A expenses decreased in the second quarter of Fiscal 2003 by $1.5, or 12% compared to the second quarter of Fiscal 2002. During the six months ended September 27, 2002, S&A expenses decreased by $2.8, or 11%, as compared to the first half of Fiscal 2002, principally as a result of cost reductions implemented in Fiscal 2002 in response to the industry downturn. Management expects that S&A expenses will continue to show moderate cost savings throughout Fiscal 2003 in absolute dollar amounts.

Stock Compensation

The Company records stock compensation expense or recovery arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Incorporated ("Vertex") which was acquired in July 2000, and from certain stock options subjected to option exchange programs.

During the three months ended September 27, 2002, the Company recorded stock compensation expense of $0.2, related to the vesting of restricted stock awarded to certain employees of Vertex (September 28, 2001 - $2.4, related to the vesting of restricted stock and the amortization of intrinsic value of unexercised stock options modified by the option exchange programs).

For the six months ended September 28, 2002, the Company recorded a net stock compensation recovery of $1.4, as compared to a stock compensation expense of $6.3 for the six months ended September 28, 2001. The compensation recovery in the first six months of Fiscal 2003 is a result of the decrease in market price of the underlying common stock in Fiscal 2003. The reduced market price resulted in a reduction of the intrinsic value being amortized over the term of the stock option and a recovery of previously recorded stock compensation expense on outstanding unvested options.

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

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased in the three and six months ended September 27, 2002 to nil in each period from $0.8 and $2.2 in the second quarter and first half of Fiscal 2002, respectively. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000 were expensed in the third quarter of Fiscal 2002 to reduce the carrying value to nil. With the adoption of SFAS 142 in Fiscal 2003, intangible assets with indefinite lives will no longer be amortized, but will be subject to periodic impairment tests.

OTHER INCOME (EXPENSE)

Other income (expense) was comprised of interest income, foreign exchange gains or losses, and, in Fiscal 2002, equity losses from the investment in Optenia, Inc.

Interest income was $1.0 for the three months ended September 27, 2002 as compared to $1.5 in the same period of Fiscal 2002. The decrease from the second quarter of Fiscal 2002 was mainly due to lower interest rates and reduced cash balances. During the first six months of Fiscal 2003, interest income was $1.9 as compared to $3.6 in the first six months of Fiscal 2002. The decrease from the first six months of Fiscal 2002 was also due to the reduced cash balances and lower interest rates.

Foreign exchange gains in the second quarter of Fiscal 2003 amounted to $2.0 as compared to a loss of $0.7 for the same period in Fiscal 2002. During the six months ended September 27, 2002, foreign exchange gains amounted to $1.6 as compared to a gain of $5.6 for the six months ended September 28, 2001. Gains (losses) relating to external foreign exchange contracts are recognized in income as they mature. Gains (losses) are also realized on short-term investments according to month-end market rates.

There were no further equity losses recorded during the three and six months ended September 27, 2002, as the investment in Optenia, Inc. was written off to nil in the fourth quarter of Fiscal 2002 following its bankruptcy. Equity losses of $0.9 on the investment in Optenia, Inc. were recognized in the second quarter of Fiscal 2002. During the first half of Fiscal 2002, equity losses on the investment in Optenia, Inc. amounted to $1.4.

INTEREST EXPENSE

Interest expense was $0.3 for the three months ended September 27, 2002, compared with $0.2 for the second quarter of Fiscal 2002. During the first half of Fiscal 2003, interest expense of $0.4 was recognized, unchanged from the first six months of Fiscal 2002. The interest expense relates principally to capital leases.

INCOME TAXES

Income tax expense for the second quarter of Fiscal 2003 was $0.6, comprised of domestic income and capital taxes, compared with an expense of $0.5 for the corresponding period in Fiscal 2002.

Income tax expense for the first six months of Fiscal 2003 was $0.9, comprised of domestic income and capital taxes, compared with a recovery of $2.7 for the corresponding period in Fiscal 2002. The income tax recovery in the first six months of Fiscal 2002 was due principally to tax allowances on the special inventory charge recorded at June 29, 2001.

The Company has a valuation allowance at September 27, 2002 of $98.2 (March 29, 2002 - $75.8). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

BACKLOG

                                                      As at
                              --------------------------------------------------
(millions of U.S. dollars)    Sept. 27, 2002     June 28, 2002    March 29, 2002
                              --------------     -------------    --------------
90 Day Backlog                     $31.5              $28.0            $33.5

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

The backlog decrease from last year has been attributable to the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

NET LOSS

The Company recorded a net loss of $12.4, or $0.10 per share, in the second quarter of Fiscal 2003. This compares to a net loss of $20.2, or $0.16 per share, in the same period in Fiscal 2002. For the six months ended September 27, 2002, the Company recorded a net loss of $21.6, or $0.17 per share, as compared to a net loss of $81.2, or $0.65 per share, in the first six months of Fiscal 2002.

The net losses for the three and six months ended September 27, 2002, were primarily a result of lower revenues across the communications and medical segments. The net loss in the quarter also included a stock compensation expense of $0.2, while the year-to-date net loss included a stock compensation recovery of $1.4.

The comparative net loss for the six months ended September 28, 2001 included a charge to cost of revenue for excess inventory of $29.1 and special restructuring charges of $34.6. The loss also included stock compensation expense of $6.3 and amortization of intangibles of $2.2.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 2002, cash, cash equivalents and short-term investment balances totaled $132.7, down from $154.4 at March 29, 2002. Cash and cash equivalents at September 27, 2002, included in the amount above, amounted to $67.9 (March 29, 2002 - $75.6).

Cash flow used in operations before working capital changes amounted to $14.9 during the first six months of Fiscal 2003 as compared to $30.4 used in the first six months of Fiscal 2002 when the Company began to carry out significant restructuring activities. Since March 29, 2002, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $2.5, mainly as a result of inventory reductions, principally in finished goods, amounting to $7.1 and lower receivables by $3.0. This was offset by the reduction of trade accounts payable and other accrued liabilities in the amount of $14.8. Management expects to further draw down inventory levels in Fiscal 2003 by reducing cycle times and managing inventories on a build-to-order basis.

Cash flows provided by investing activities were $10.9 for the six months ended September 27, 2002, primarily from matured short-term investments of $161.7, net of purchased short-term investments of $146.5, offset by $4.3 of fixed asset purchases. The fixed asset additions were primarily related to design tools and continuing improvements to information technology resources. Management expects capital spending in the second half of Fiscal 2003 to remain relatively flat, as compared to the second quarter of this year. Cash flows used in investing activities were $18.9 for the six months ended September 28, 2001, primarily from $22.9 of fixed asset additions, offset by proceeds from the repayment of a note receivable in the amount of $4.5. Additions to fixed assets during the first six months of Fiscal 2002 mainly consisted of construction of the Company's new headquarters in Ottawa, Canada. The building was subsequently sold in the fourth quarter of Fiscal 2002.

Cash flows used in financing activities during the first six months of Fiscal 2003 were $2.3. The use of cash was primarily the result of the repayment of $1.4 of capital leases, the repurchase of $0.4 of preferred shares, and the payment of $1.0 for dividends on the preferred shares, offset by $0.5 of new common shares issued from exercised stock options. The cash flows used in financing activities in the first six months of Fiscal 2002 were $2.8. The use of cash was primarily the result of the repayment of $3.5 of long-term debt and capital leases, the repurchase of $0.4 of preferred shares, and the payment of $1.0 for dividends on the preferred shares, offset by $2.1 of new common shares issued from exercised stock options.

During Fiscal 2002, the Company took steps to wind up the defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The cost to settle the pension plan is expected to be approximately $6.0. The Company expects to make this payment in the fourth quarter of Fiscal 2003 after the appropriate approvals are received and the plan is ultimately settled.

During the first six months of Fiscal 2003, the Company declared and paid dividends amounting to $1.0 on its redeemable preferred shares based on a $0.32 (Cdn$0.50) per share dividend. In addition, the Company purchased 27,700 preferred shares under its purchase obligation during the six months ended September 27, 2002. All of the repurchased preferred shares were cancelled as at September 27, 2002. The cost to repurchase the preferred shares amounted to $0.4 in the first half of Fiscal 2003.

On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases will take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the program during the period from March 30, 2002 to June 8, 2002, nor under the renewed program for the period ended September 27, 2002.

In addition to cash, cash equivalents and short-term investment balances of $132.7 as at September 27, 2002, the Company had a revolving global credit facility of approximately $15.8 (Cdn$25.0), of which $3.1 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit amounting to $12.7 as at September 27, 2002. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

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

As at September 27, 2002, the Company had investments in private companies with a carrying value of $14.6 (March 29, 2002 - $14.1). Management periodically reviews these investments to determine if there has been other than a temporary decline in the market value of these investments below the carrying value. When management performs future assessments of these investments in the coming quarters, a decline in the value of these companies may require the Company to recognize impairment on the remaining value of its investments which could be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk. Market risk represents the risk of loss that may impact Zarlink's financial statements due to adverse changes in financial markets. Zarlink is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Zarlink uses certain derivative financial instruments, including interest rate swaps, forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

Foreign Exchange Risk. The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the U.S. dollar and the U.K. pound sterling. At September 27, 2002, there were unrealized losses of $0.1 on the forward contracts relating to Fiscal 2003. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on September 27, 2002, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

Interest Rate Risk. The Company's primary exposure to interest rates is expected to be in the rollover of its short-term investment portfolio. In accordance with Company policy, cash equivalents and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. The Company does not hedge the re-investment risk on its short-term investments.

Management does not foresee any significant changes in the strategies used to manage interest and foreign exchange rate risks in the near future.

As at September 27, 2002, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of October 25, 2002, an evaluation was performed under the supervision and with the participation of the management of Zarlink Semiconductor ("Zarlink" or "the Company"), including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 27, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 27, 2002.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on July 31, 2002 at the Chateau Laurier Hotel, Ottawa, Canada. At the Annual Meeting, the following matters were presented to shareholders for approval:

Motion 1:  In respect of the election of directors;

Motion 2:  In respect of the appointment of Ernst & Young, LLP as auditors;

Motion 3:  Approval of  the amendments to  By-law No. 16 of the Company relating to Canadian residency requirements of members of the Board of Directors and committees thereof.

Motion 4:  Approval of all other amendments By-law No. 16.

The results of matters submitted to a vote of shareholders were as follows:

Motion 1:                       Shares
For                           85,679,313
Withheld                         429,542

Motion 2:                       Shares
For                           83,114,913
Withheld                       2,993,942

Motion 3:                       Shares
For                           85,668,392
Against                          440,463

Motion 4:                       Shares
For                           82,067,644
Against                        4,041,211

The following nine directors were re-elected at the 2002 Annual Meeting: Mr. Andre Borrel, Mr. Patrick J. Brockett, Mr. Jean-Jacques Carrier, Mr. Hubert T. Lacroix, Mr. Kirk K. Mandy, Mr. Donald G. McIntyre, Mr. Kent H.E. Plumley, Dr. Henry Simon, and Dr. Semir D. Sirazi.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

99.1  Selected  Consolidated   Financial  Statements  in  U.S.  Dollars  and  in
      accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b)    Reports on Form 8-K

There were no reports on Form 8-K filed during the three months ended September 27, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

Name                            Title                        Date
-----------------------------   --------------------------   -------------------

/s/ Jean-Jacques Carrier        Director, Senior Vice        November 6, 2002
------------------------        President of Finance and
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting
                                Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Patrick J. Brockett, President and Chief Executive Officer of Zarlink Semiconductor Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Zarlink Semiconductor Inc. (the "registrant");

      2. Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 6, 2002
                  ----------------

                                           /s/ Patrick J. Brockett
                                           ---------------------------------
                                           Patrick J. Brockett
                                           President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jean-Jacques Carrier, Senior Vice-President of Finance and Chief Financial Officer of Zarlink Semiconductor Inc., certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Zarlink Semiconductor Inc. (the "registrant");

      2. Based on my knowledge, this quarterly report on Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 6, 2002
                  ----------------

                                           /s/ Jean-Jacques Carrier
                                           ---------------------------------
                                           Jean-Jacques Carrier
                                           Senior Vice-President of Finance
                                           and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                        Description                                 Page
-------  -------------------------------------------------------          ----

99.1     Selected  Consolidated  Financial  Statements  in U.S.            27
         Dollars  and in  accordance  with  Canadian  Generally
         Accepted Accounting Principles

99.2     Management's  Discussion  and  Analysis  of  Financial            36
         Condition   and  Results  of   Operations  -  Canadian
         Supplement