Form 10-Q
period 2002-12-27
ZARLINK SEMICONDUCTOR INC
filed 2003-02-04
CIK 352435

http://www.zarlink.com

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 2002

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

                                 (613) 592-0200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes |X|   No |_|

As at January 31, 2003 there were 127,265,316 shares of the Common Stock of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION (Unaudited).....................................2

    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)......................2
            Consolidated Balance Sheets (unaudited)............................2
            Consolidated Statements of Loss (unaudited)........................3
            Consolidated Statements of Cash Flows (unaudited)..................4
            Notes to the Consolidated Financial Statements (unaudited).........5

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................13

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......22

    ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES................................23

PART II - OTHER INFORMATION...................................................24

    ITEM 5. OTHER INFORMATION.................................................24

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................24

Signatures....................................................................24

Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002......25

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (in millions of U.S. dollars, U.S. GAAP)

                                                        December 27,   March 29,
                                                            2002         2002
                                                        ------------   ---------
                                                        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                 $ 27.8       $ 75.6
  Short-term investments                                     105.3         78.8
  Trade accounts receivable, less allowance
    for doubtful accounts of $1.2
    (March 29, 2002 - $1.3)                                   21.0         24.2
  Other receivables                                            5.8          5.5
  Inventories                                                 23.1         33.0
  Deferred income tax assets - net                             1.7          4.1
  Prepaid expenses and other                                   9.6         11.5
                                                            ------       ------
                                                             194.3        232.7
Fixed assets (net)                                            58.1         60.3
Deferred income tax assets - net                              11.1         11.0
Long-term investments                                         11.2         14.1
Other assets - net of deferred gain of $15.6
   (March 29, 2002 - $14.7)                                    4.3          3.0
                                                            ------       ------
                                                            $279.0       $321.1
                                                            ======       ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                    $  7.2       $ 14.6
  Employee-related payables                                   13.8         12.8
  Income and other taxes payable                               8.3          5.9
  Provisions for exit activities                              12.2         19.8
  Other accrued liabilities                                   11.5         16.6
  Deferred credits                                            12.8          2.2
  Current portion of long-term debt                            0.8          2.1
                                                            ------       ------
                                                              66.6         74.0
Long-term debt                                                 0.2          0.7
Pension liabilities                                           20.6         17.4
Deferred income tax liabilities - net                          3.7          6.3
                                                            ------       ------
                                                              91.1         98.4
                                                            ------       ------
Redeemable preferred shares, unlimited
   shares authorized; 1,473,900 shares
   issued and outstanding
   (March 29, 2002 - 1,558,700)                               19.3         20.6
                                                            ------       ------
Shareholders' equity:
  Common shares, unlimited shares authorized;
    no par value; 127,191,316 shares
    issued and outstanding
    (March 29, 2002 - 127,082,123)                           768.1        767.6
  Additional paid-in capital                                   2.1          4.1
  Deferred stock compensation                                   --         (0.8)
  Deficit                                                   (559.0)      (522.9)
  Accumulated other comprehensive loss                       (42.6)       (45.9)
                                                            ------       ------
                                                             168.6        202.1
                                                            ------       ------
                                                            $279.0       $321.1
                                                            ======       ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                         Three Months Ended                   Nine Months Ended
                                                                      -------------------------           -------------------------
                                                                      Dec. 27,          Dec 28,           Dec. 27,          Dec. 28,
                                                                        2002             2001               2002              2001
                                                                      -------           -------           -------           -------
Revenue                                                               $  46.8           $  51.7           $ 141.0           $ 170.0
Cost of revenue                                                          25.6              30.8              77.0             127.4
                                                                      -------           -------           -------           -------
Gross margin                                                             21.2              20.9              64.0              42.6
                                                                      -------           -------           -------           -------

Expenses:
  Research and development                                               23.8              19.9              67.7              62.9
  Selling and administrative                                             11.5              11.8              34.7              37.7
  Stock compensation expense (recovery)                                    --               3.8              (1.4)             10.1
  Special charge                                                           --                --                --              34.6
  Amortization of acquired intangibles                                     --               2.2                --               4.4
                                                                      -------           -------           -------           -------
                                                                         35.3              37.7             101.0             149.7
                                                                      -------           -------           -------           -------
Loss from operations                                                    (14.1)            (16.8)            (37.0)           (107.1)
Other income (expense) - net                                              1.0              (0.9)              4.5               6.9
Interest expense                                                         (0.3)             (0.2)             (0.7)             (0.6)
                                                                      -------           -------           -------           -------
Loss before income taxes                                                (13.4)            (17.9)            (33.2)           (100.8)
Income tax (expense) recovery                                            (0.3)             (0.4)             (1.2)              2.3
                                                                      -------           -------           -------           -------
Net loss for the period                                               $ (13.7)          $ (18.3)          $ (34.4)          $ (98.5)
                                                                      =======           =======           =======           =======
Net loss attributable to common
 shareholders after preferred
 share dividends                                                      $ (14.2)          $ (18.8)          $ (35.9)          $(100.0)
                                                                      =======           =======           =======           =======
Net loss per common share:
      Basic and diluted                                               $ (0.11)          $ (0.15)          $ (0.28)          $ (0.80)
                                                                      =======           =======           =======           =======
Weighted average number of common
 shares outstanding (millions):
      Basic and diluted                                                 127.2             126.0             127.0             125.4
                                                                      =======           =======           =======           =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                         Three Months Ended                   Nine Months Ended
                                                                      -------------------------           -------------------------
                                                                      Dec. 27,          Dec 28,           Dec. 27,          Dec. 28,
                                                                        2002             2001               2002              2001
                                                                      -------           -------           -------           -------
Cash flows from operating activities:
  Net loss for the period                                             $ (13.7)          $ (18.3)          $ (34.4)          $ (98.5)
  Depreciation and amortization                                           3.4               7.5              10.5              20.2
  Stock compensation expense (recovery)                                    --               3.8              (1.4)             10.1
  Special charges, non-cash                                                --                --                --               1.1
  Loss (gain) on disposal of fixed assets                                (0.1)             (0.1)             (0.1)              0.3
  Gain on sale of long-term investment                                   (0.7)               --              (0.7)               --
  Inventory write-down                                                     --                --                --              29.1
  Deferred income taxes                                                   0.1              (1.2)              0.1              (2.7)
  Change in pension liability                                              --               0.1                --               0.4
  Equity loss in investment                                                --               0.8                --               2.2
  Decrease (increase) in working capital
      Trade accounts and other receivables                                3.9               6.7               6.4              24.6
      Inventories                                                         5.6               7.6              12.9              11.2
      Prepaid expenses and other                                          1.6               2.7               3.6              (2.6)
      Trade accounts payable and other accrued
        liabilities                                                      (5.8)             (4.5)            (20.3)            (16.8)
      Deferred credits                                                    3.7              (0.1)              4.0                --
                                                                      -------           -------           -------           -------
Cash provided by (used in) operating activities                          (2.0)              5.0             (19.4)            (21.4)
                                                                      -------           -------           -------           -------

Cash flows from investing activities:
      Purchased short-term investments                                 (105.4)            (28.0)           (251.9)            (28.0)
      Matured short-term investments                                     65.3                --             227.0                --
      Proceeds from disposal of fixed and other assets                     --                --               0.4               0.2
      Expenditures for fixed and other assets                            (1.4)             (5.6)             (5.7)            (28.4)
      Increase in long-term investments                                    --                --              (0.4)             (2.0)
      Proceeds from sale of long-term investments                         4.2                --               4.2                --
      Proceeds from repayment of note receivable                           --                --                --               4.4
      Proceeds from sale of discontinued operations - net                  --                --                --               1.3
                                                                      -------           -------           -------           -------
Cash used in investing activities                                       (37.3)            (33.6)            (26.4)            (52.5)
                                                                      -------           -------           -------           -------
Cash flows from financing activities:
      Repayment of long-term debt                                          --              (0.1)               --              (0.9)
      Repayment of capital lease liabilities                             (0.4)             (1.5)             (1.8)             (4.2)
      Payment of dividends on preferred shares                           (0.5)             (0.5)             (1.5)             (1.5)
      Issue of common shares                                               --               1.2               0.5               3.3
      Repurchase of preferred shares                                     (0.9)             (0.3)             (1.3)             (0.7)
                                                                      -------           -------           -------           -------
Cash used in financing activities                                        (1.8)             (1.2)             (4.1)             (4.0)
                                                                      -------           -------           -------           -------
Effect of currency translation on cash and cash
 equivalents                                                              1.0              (1.1)              2.1              (0.5)
                                                                      -------           -------           -------           -------

Decrease in cash and cash equivalents                                   (40.1)            (30.9)            (47.8)            (78.4)

Cash and cash equivalents, beginning of period                           67.9             132.4              75.6             179.9
                                                                      -------           -------           -------           -------
Cash and cash equivalents, end of period                              $  27.8           $ 101.5           $  27.8           $ 101.5
                                                                      =======           =======           =======           =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (in millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. ("Zarlink" or the "Company") in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 27, 2002, and the results of operations and cash flows of the Company for the three and nine month periods ended December 27, 2002 and December 28, 2001, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Separate Canadian GAAP financial statements are also prepared and presented to shareholders.

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

            As there was no goodwill or indefinite lived intangibles on the balance sheet at the beginning of Fiscal 2002, the comparative prior period's financial results would not have been affected if SFAS 142 were adopted in Fiscal 2002.

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

3.    Recently issued accounting pronouncements

      a) In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 concludes that an entity's commitment  to  a  plan,  by  itself,  does  not  create  a  present obligation  to others  that  meets the  definition  of a  liability.
            Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 will be effective for exit or disposal activities initiated after December 31, 2002 and had no impact on the Company's financial statements, but will impact the accounting treatment of future exit or disposal activities should they occur.

      b) In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

4.    Inventories

                                                  December 27,      March 29,
                                                      2002             2002
                                                  ------------      ---------
      Raw materials                                  $   2.5         $   2.4
      Work-in-process                                   15.9            20.8
      Finished goods                                     4.8             9.8
                                                     -------         -------
                                                     $  23.1         $  33.0
                                                     =======         =======

5.    Fixed assets

                                                  December 27,      March 29,
                                                      2002             2002
                                                  ------------      ---------
      Cost                                           $ 165.2         $ 153.1
      Accumulated depreciation                        (107.1)          (92.8)
                                                     -------         -------
                                                     $  58.1         $  60.3
                                                     =======         =======

      The comparative gross amounts of cost and accumulated depreciation have each been adjusted by $57.9 to properly reflect the disposition of certain fixed assets. There was no impact to the previously reported net fixed assets.

      Management periodically reviews the Company's fixed assets to evaluate the realizability of these assets based upon the fair value as estimated by reference to discounted expected future net cash flows of the related assets. When management performs future assessments of these long-lived assets in the coming quarters, a decline in the realizability of these assets below the carrying value may require the Company to recognize impairment on the carrying value of its fixed assets which could be material.

6.    Long-term investments

      As at December 27, 2002, the Company had a nine percent ownership interest in Mitel Networks Corporation, a Canadian corporation that files annual and other reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, with a carrying value of $11.2 (March 29, 2002 - $14.1). Management periodically reviews the Company's investments to determine if there has been other than a temporary decline in the market value of these investments below the carrying value. When management performs future assessments of its investments in the coming quarters, a decline in the value of this company may require the Company to recognize impairment on the remaining value of its investments which could be material.

      The Company sold its investment in DALSA Semiconductor Inc. ("DALSA") on October 3, 2002 for cash proceeds of $4.2 and recorded a gain of $0.7 in the third quarter of Fiscal 2003.

7.    Provisions for exit activities

                                                  December 27,      March 29,
                                                      2002             2002
                                                  ------------      ---------
      Restructuring provisions                       $   4.2         $   7.9
      Provision for disposal of
        discontinued operations                          3.8             5.8
      Provision for disposal of
        foundry businesses                               4.2             6.1
                                                     -------         -------
                                                     $  12.2         $  19.8
                                                     =======         =======

8.    Deferred credits

      On December 31, 2002, a tenant of space leased by the Company terminated its lease. In settlement of the lease, the former tenant paid to the Company a net amount of $3.3 in cash on December 20, 2002, all of which was treated as a deferred credit as at December 27, 2002. The entire amount will be recorded as income in the fourth quarter of Fiscal 2003 when the termination date expires.

      The deferred credits at December 27, 2002, included an amount of $6.4 ($0.2 - March 29, 2002) representing the fair value of external foreign exchange contracts held by the Company.

9.    Guarantees

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement ("project agreement") undertaken by the discontinued Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and now operated as Mitel Networks Corporation. This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 26, 2012. The terms of the project agreement continue to be fulfilled by Mitel Networks Corporation. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at December 27, 2002, was $32.0, based upon the Company being unable to secure the completion of the project. The Company is not aware of any factors as at December 27, 2002 that would prevent the project's completion under the terms of the agreement. In the event that Mitel Networks Corporation was unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At December 27, 2002, the carrying value of these guarantees is nil.

      In connection with the sale of the Systems  business  described in note 21
      (a) to the consolidated financial statements for the year ended March 29, 2002, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at December 27, 2002, the taxation years 1997 to February 16, 2001, are subject to audit by taxation authorities.

10.   Redeemable preferred shares

      There were 86,000 preferred shares purchased during the nine months ended December 27, 2002 for cash consideration of $1.3. The transfer agent cancelled 84,800 shares in the first nine months of Fiscal 2003. As at December 27, 2002, there were 6,200 repurchased preferred shares to be cancelled in the fourth quarter of Fiscal 2003.

      During the third quarter, the dividend declared and paid on the redeemable preferred shares was $0.32 (Cdn $0.50) per share, resulting in a cumulative dividend of $0.96 (Cdn$1.50) per share for the first nine months of Fiscal 2003.

11.   Capital stock

      a) The Company has not declared or paid any dividends on its common shares.

      b) On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5 percent of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. All repurchased shares would be cancelled. During the nine months ended December 27, 2002, no shares were repurchased under the normal course issuer bid program.

      c)    A summary of the Company's stock option activity is as follows:

                                                          Nine Months Ended
                                                    ----------------------------
                                                    December 27,    December 28,
                                                        2002           2001
                                                    ------------    ------------
      Outstanding Options:
      Balance, beginning of period                   10,914,962       9,464,693
      Granted                                           400,300       2,125,550
      Exercised                                        (109,193)       (638,663)
      Forfeited                                      (1,896,121)       (983,599)
                                                    -----------     -----------
      Balance, end of period                          9,309,948       9,967,981
                                                    ===========     ===========

            On August 14, 2002, 1,136,778 unexercised stock options held by former employees of the discontinued Systems business expired in accordance with the terms of the sale agreement. The options were returned to the pool of options available for grant. Available for grant at December 27, 2002 were 5,306,731 (March 29, 2002 -
            3,810,910) common shares. The exercise price on outstanding stock options ranges from $1.77 to $24.95 per share with exercise periods extending to November 2008. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on December 27, 2002.

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

      The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                 Three Months Ended          Nine Months Ended
                                ---------------------      ---------------------
                                Dec. 27,     Dec. 28,      Dec. 27,     Dec. 28,
                                  2002         2001          2002         2001
                                ---------------------      ---------------------
Stock options                   30,473      1,720,301      91,921      1,392,736
Restricted shares                   --        704,379          --        704,379
                                ---------------------      ---------------------
Total                           30,473      2,424,680      91,921      2,097,115
                                =====================      =====================

      The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                               Three Months Ended         Nine Months Ended
                             -----------------------   ------------------------
                              Dec. 27,      Dec. 28,     Dec. 27,     Dec. 28,
                                2002          2001         2002         2001
                             -----------------------   ------------------------
Number of outstanding
 options                      9,218,448    2,996,080    8,837,767     3,086,580

Average exercise price
 per share                   $     8.92   $    11.71   $     9.21    $    11.64

      Pro Forma financial information has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three and nine month fiscal periods ended December 27, 2002 and December 28, 2001:

                                Three Months Ended         Nine Months Ended
                              -----------------------   ------------------------
                               Dec. 27,      Dec. 28,     Dec. 27,     Dec. 28,
                                 2002          2001         2002         2001
                              -----------------------   ------------------------
Pro Forma net loss
 attributable to common
 shareholders after
 preferred dividends             $(17.5)      $(23.0)      $(45.9)      $(114.7)

Pro Forma net loss per
 common share:
  Basic and diluted              $(0.14)      $(0.18)      $(0.36)      $ (0.91)

Weighted average fair
 value price of the options      $ 1.19       $ 5.00       $ 1.82       $  3.63

Risk free interest rate            3.45%        5.19%        3.82%         5.19%
Dividend yield                      Nil          Nil          Nil           Nil
Volatility factor of the
 expected market price of
 the Company's common stock       0.673        0.501        0.622         0.501
Weighted-average expected
 life of the options          3.1 years    4.0 years    3.1 years     4.0 years

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

12.   Accumulated other comprehensive loss

      The components of other comprehensive loss were as follows:

                               Three Months Ended         Nine Months Ended
                             -----------------------   ------------------------
                              Dec. 27,      Dec. 28,     Dec. 27,     Dec. 28,
                                2002          2001         2002         2001
                             -----------------------   ------------------------
Net loss for the period        $(13.7)      $(18.3)      $(34.4)      $(98.5)
Other comprehensive
income (loss):
Unrealized net derivative
 gains (losses) on cash
 flow hedges                    (2.4)         1.9         (6.0)         1.4
Change in cumulative
 translation adjustment          2.8          4.0          9.3          7.9
                             -----------------------   ------------------------
Other comprehensive
 loss for the period           $(13.3)      $(12.4)      $(31.1)      $(89.2)
                             =======================   ========================

      The changes to accumulated other comprehensive loss for the nine months ended December 27, 2002 were as follows:

                                                             Cumulative         Minimum       Unrealized Net
                                                             Translation        Pension           Loss on
                                                               Account         Liability        Derivatives        Total
                                                             -------------------------------------------------------------
Balance, March 29, 2002                                        $ (43.0)          $  (2.5)         $  (0.4)         $ (45.9)
Change during the three months ended
  June 28, 2002                                                   12.3                --             (0.4)            11.9
                                                             -------------------------------------------------------------
Balance, June 28, 2002                                         $ (30.7)          $  (2.5)         $  (0.8)         $ (34.0)
Change during the three months ended
  September 27, 2002                                              (5.8)               --             (3.2)            (9.0)
                                                             -------------------------------------------------------------
Balance, September 27, 2002                                    $ (36.5)          $  (2.5)         $  (4.0)         $ (43.0)
Change during the three months ended
  December 27, 2002                                                2.8                --             (2.4)             0.4
                                                             -------------------------------------------------------------
Balance, December 27, 2002                                     $ (33.7)          $  (2.5)         $  (6.4)         $ (42.6)
                                                             =============================================================

      The Company recorded an increase in other comprehensive loss in the nine months ended December 27, 2002 of $6.0 (nine months ended December 28, 2001 - $1.4 gain) which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges or a hedge of a net investment. The Company estimates that $6.4 of net derivative loss included in other comprehensive loss will be reclassified into earnings within the next 12 months.

13.   Inventory write-down and restructuring

      a)    Fiscal 2003 Workforce Reduction

            During the third quarter and first nine months of Fiscal 2003, the Company continued to reduce its workforce across all geographic regions and incurred severance costs of $3.6 ($5.0 year-to-date). Worldwide headcount was reduced by approximately 200 employees over the first nine months of the year in a continuing effort to streamline operations. Severance costs of $0.3 in the quarter ($0.9 year-to-date) were included in cost of revenue. The balance of the severance costs increased research and development ("R&D") expense by $2.5 in the quarter ($2.7 year-to-date), and increased selling and various general administration function ("S&A") expenses by $0.8 in the quarter ($1.4 year-to-date). As a result of the restructuring activities undertaken in the first nine months of Fiscal 2003, accrued severance payments of $0.6, included in employee-related payables, are expected to be paid in the fourth quarter of Fiscal 2003.

      b)    First Quarter of Fiscal 2002

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

            The following summarizes the activity related to the March 29, 2002 restructuring liability during the first nine months of Fiscal 2003:

                                                               Excess
                                                    Workforce   Lease
                                                    Reduction   Costs      Total
                                                    ---------  -------     -----
Provision balance as at March 29, 2002                 $2.9      $5.0      $7.9
  Cash draw-downs during Q1 2003                       (0.5)     (0.3)     (0.8)
  Cash draw-downs during Q2 2003                       (0.4)     (0.7)     (1.1)
  Non-cash draw-downs during Q2 2003                     --      (0.5)     (0.5)
  Cash draw-downs during Q3 2003                       (0.8)     (0.5)     (1.3)
                                                       ----      ----      ----
Provision balance as at December 27, 2002              $1.2      $3.0      $4.2
                                                       ====      ====      ====

            All of the liability relating to the workforce reduction is in respect of the fourth quarter Fiscal 2002 restructuring program.

14.   Other income (expense) (net)

                                                     Three Months Ended               Nine Months Ended
                                             ------------------------------     ------------------------------
                                              Dec. 27, 2002   Dec. 28, 2001      Dec. 27, 2002   Dec. 28, 2001
                                             ------------------------------     ------------------------------
Interest income                                   $ 0.7              $ 1.0           $ 2.6          $ 4.6
Foreign exchange gain (loss)                       (0.4)              (1.1)            1.2            4.5
Equity loss in Optenia, Inc.                         --               (0.8)             --           (2.2)
Gain on sale of DALSA investment                    0.7                 --             0.7             --
                                             -------------------------------    ------------------------------
Other income (expense) (net)                      $ 1.0              $(0.9)          $ 4.5          $ 6.9
                                             ===============================    ==============================

15.   Information on business segments

      The Company's reportable business segments are comprised of the Communications and Medical groups. Reportable segments are business units that offer different products and services, sell to different customers, use different production and distribution processes, and are managed separately because of these differences.

      The Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. The Communications business includes network access products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications and those that address the multi-protocol physical and network layers. In addition, the Communications business includes user access products that allow users to connect to the network. These products include wireless and infotainment applications. Network access products accounted for $27.8 and $85.6 in revenue in the three and nine months ended December 27, 2002, respectively (three and nine months ended December 28, 2001 - $25.8 and $88.2, respectively). User access products accounted for $12.0 and $35.0 in revenue in the three and nine months ended December 27, 2002, respectively (three and nine months ended December 28, 2001 - $16.9 and $56.0, respectively).

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

                                                                                                       Unallocated
Three Months Ended Dec. 27, 2002                                   Communications        Medical          Costs              Total
                                                                   --------------        -------       -----------           -----
Revenue                                                                $ 39.8             $ 7.0            $  --             $ 46.8
Depreciation of fixed assets                                              3.1                --               --                3.1
Segment's operating loss                                                (12.9)             (1.2)              --              (14.1)

                                                                                                       Unallocated
Three Months Ended Dec. 28, 2001                                   Communications        Medical          Costs              Total
                                                                   --------------        -------       -----------           -----
Revenue                                                                $ 42.7             $ 9.0            $  --             $ 51.7
Depreciation of fixed assets                                              5.2               0.1               --                5.3
Amortization of acquired intangibles                                      2.2                --               --                2.2
Stock compensation expense                                                 --                --              3.8                3.8
Segment's operating income (loss)                                       (14.2)              1.2             (3.8)             (16.8)

                                                                                                       Unallocated
Nine Months Ended Dec. 27, 2002                                    Communications        Medical          Costs              Total
                                                                   --------------        -------       -----------           -----
Revenue                                                                $120.6             $20.4            $  --             $141.0
Depreciation of fixed assets                                              9.5               0.1               --                9.6
Stock compensation recovery                                                --                --             (1.4)              (1.4)
Segment's operating loss                                                (35.8)             (2.6)             1.4              (37.0)

                                                                                                       Unallocated
Nine Months Ended Dec. 28, 2001                                    Communications        Medical          Costs              Total
                                                                   --------------        -------       -----------           -----
Revenue                                                                $144.2             $25.8            $  --             $170.0
Depreciation of fixed assets                                             15.6               0.3               --               15.9
Amortization of acquired intangibles                                      4.4                --               --                4.4
Stock compensation expense                                                 --                --             10.1               10.1
Special charge                                                             --                --             34.6               34.6
Segment's operating income (loss)                                       (68.7)              6.3            (44.7)            (107.1)

16.   Subsequent events

      a) On January 28, 2003, and subsequent to the third quarter of Fiscal 2003, cash and cash equivalents totaling $6.1 were hypothecated under the Company's revolving global credit facility to cover outstanding letters of credit.

      b) During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The cash settlement of the pension plan is expected to cost approximately $10.5. On January 28, 2003, and subsequent to the third quarter of Fiscal 2003, the Company paid $8.0 as partial consideration of the pension obligation settlement to a large, AAA-rated insurance company in the U.K. under a wind-up agreement. In addition, the Company will transfer its pension plan assets of approximately $15.5 in February 2003. The Company expects to make a final payment of approximately $2.5 to the insurance company later in Fiscal 2004 after the final adjustments are calculated.

            As a result of the settlement, the pension liabilities will be reduced by $6.6, representing the accrued U.K. pension plan balance. The Company expects to record an expense of approximately $6.6 in the fourth quarter of Fiscal 2003 related to this settlement.

17.   Comparative figures

      Certain of the Fiscal 2002 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (in millions of U.S. dollars, except per share amounts, and in accordance with U.S. GAAP)

Overview

Zarlink is a global provider of microelectronics for voice, data and video networks and for medical applications. Zarlink's Communications business specializes in broadband connectivity solutions over wired, wireless and optical media. Zarlink's Medical business provides applications specific integrated circuit solutions (ASIC) for applications such as pacemakers, hearing aids and portable instruments. At December 27, 2002, the Company employed approximately 1,322 people worldwide, including approximately 450 designers.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and nine months ended December 27, 2002, respectively, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 29, 2002.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 27, 2002

Summary of Results from Operations                                      Three Months Ended                  Nine Months Ended
                                                                -------------------------------     --------------------------------
(millions of U.S. dollars, except per share amounts)            Dec. 27, 2002     Dec. 28, 2001     Dec. 27, 2002      Dec. 28, 2001
                                                                -------------     -------------     -------------      -------------
Consolidated revenue                                               $  46.8           $  51.7           $ 141.0           $ 170.0
   Communications segment revenue                                     39.8              42.7             120.6             144.2
   Medical segment revenue                                             7.0               9.0              20.4              25.8

Operating loss                                                       (14.1)            (16.8)            (37.0)           (107.1)
   Communications segment operating loss                             (12.9)            (14.2)            (35.8)            (68.7)
   Medical segment operating income (loss)                            (1.2)              1.2              (2.6)              6.3
   Unallocated recoveries (costs)                                       --              (3.8)              1.4             (44.7)

Net loss for the period                                              (13.7)            (18.3)            (34.4)            (98.5)
Net loss per common share - basic and diluted                        (0.11)            (0.15)            (0.28)            (0.80)
Weighted average common shares outstanding - millions                127.2             126.0             127.0             125.4

Revenue in the third quarter of Fiscal 2003 was $46.8, a decrease of 9%, or $4.9, from the third quarter of Fiscal 2002. Revenue in the first nine months of Fiscal 2003 was $141.0, a decrease of 17%, or $29.0, from the first nine months of Fiscal 2002. Semiconductor sales volumes continue to be affected by the prolonged downturn impacting the entire semiconductor industry. Higher channel inventory levels and lower end-customer demand continue to keep sales levels suppressed, however recent increased customer bookings are beginning to show an indication of improved inventory positions with customers.

In the third quarter of Fiscal 2003, the Company recorded a net loss, after preferred share dividends, of $14.2, or $0.11 per share. This compares to a net loss, after preferred share dividends, of $18.8, or $0.15 per share, in the third quarter of Fiscal 2002, after amortization of acquired intangibles of $2.2 and stock compensation expense of $3.8.

During the third quarter and first nine months of Fiscal 2003, the Company continued to reduce its workforce across all geographic regions and incurred severance costs of $3.6 ($5.0 year-to-date). Worldwide headcount has been reduced by approximately 200 employees over the first nine months of the year in a continuing effort to streamline operations. Severance costs of $0.3 in the quarter ($0.9 year-to-date) were included in cost of revenue, negatively impacting gross margins by one percentage point during the third quarter and first nine months of Fiscal 2003, respectively. The balance of the severance costs increased research and development ("R&D") expense by $2.5 in the quarter ($2.7 year-to-date), and negatively impacted selling and various general administration function ("S&A") expenses by $0.8 in the quarter ($1.4 year-to-date).

For the nine months ended December 27, 2002, the Company recorded a net loss, after preferred share dividends, of $35.9, or $0.28 per share, including a stock compensation recovery of $1.4. This compares to a net loss, after preferred share dividends, of $100.0, or $0.80 per share, for the nine months ended December 28, 2001, after a special inventory write-down of $29.1, special charges of $34.6 related to workforce restructuring, amortization of acquired intangibles of $4.4, and stock compensation expense of $10.1.

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

Communications

                                                  Three Months Ended                                Nine Months Ended
                                      ------------------------------------------       -------------------------------------------
                                      Dec. 27,    % of         Dec. 28,    % of        Dec. 27,    % of         Dec. 28,     % of
(millions of U.S. dollars)              2002      Total          2001      Total         2002      Total          2001       Total
                                      --------    -----        --------    -----       --------    -----        --------     -----
Revenue:
Network Access                         $ 27.8       70%         $ 25.8       60%        $ 85.6       71%        $  88.2      61%
User Access                              12.0       30%           16.9       40%          35.0       29%           56.0      39%
                                       ------      ---          ------      ---         ------      ---         -------     ---
Total Communications                   $ 39.8      100%         $ 42.7      100%        $120.6      100%        $ 144.2     100%
                                       ======      ===          ======      ===         ======      ===         =======     ===
As a % of total revenue                             85%                      83%                     86%                     85%

Communications
Operating loss                         $(12.9)                  $(14.2)                 $(35.8)                  $(68.7)
                                       ======                   ======                  ======                   ======

Network access and user access products represent the two major product categories in the Company's Communications business segment. Network access products include products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, network access semiconductor products connect network equipment together. User access products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set top boxes and digital TV).

Revenue for the three months ended December 27, 2002 totaled $39.8, down 7% from $42.7 for the same period in Fiscal 2002. Although relatively flat from last quarter, the Communication revenues included a larger percentage of user access product revenues as against the total for the segment.

Revenue for the first nine months of Fiscal 2003 totaled $120.6, down 16% from $144.2 for the same period in Fiscal 2002. Revenue was adversely affected by customer and channel inventory adjustments in the Company's network access and user access business, a trend that began during the second half of Fiscal 2001 and is continuing into Fiscal 2003. Revenue also decreased in Fiscal 2003 due to the loss of foundry revenue resulting from the disposal of two complementary metal oxide semiconductor ("CMOS") fabrication facilities in the fourth quarter of Fiscal 2002.

With customers currently placing orders to meet their short-term needs, the "turns" business (customers placing orders for shipment in the same fiscal quarter) had been steadily increasing since the second quarter of Fiscal 2002 to peak at 40% of orders shipped in the second quarter of Fiscal 2003. The "turns" business dropped to approximately 35% of the orders shipped in the three months ended December 27, 2002.

The segment's operating loss declined to $12.9 in the third quarter of Fiscal 2003 from an operating loss of $14.2 in the same period of Fiscal 2002. Included in the current quarter's operating loss were severance costs of approximately $3.2, mostly related to the termination of the VDSL (Very high rate Digital Subscriber Line) product development, discussed elsewhere in this Management's Discussion and Analysis.

The segment's operating loss declined to $35.8 in the first nine months of Fiscal 2003 from an operating loss of $68.7 in the same period of Fiscal 2002. The nine month Fiscal 2002 operating loss included an inventory write-down of $29.1 in the first quarter of that year. The balance of the improvement is due to the effects of cost reduction programs implemented since the first quarter of Fiscal 2002.

Medical

                                                  Three Months Ended                                Nine Months Ended
                                      ------------------------------------------       -------------------------------------------
                                      Dec. 27,    % of         Dec. 28,    % of        Dec. 27,    % of         Dec. 28,     % of
(millions of U.S. dollars)              2002      Total          2001      Total         2002      Total          2001       Total
                                      --------    -----        --------    -----       --------    -----        --------     -----
Revenue:
Medical                                $ 7.0       100%         $ 9.0       100%        $ 20.4      100%        $25.8       100%
                                       =====       ===          =====       ===         ======      ===         =====       ===
As a % of total revenue                             15%                      17%                     14%                     15%

Medical Operating
Income (loss)                          $(1.2)                   $ 1.2                   $ (2.6)                 $ 6.3
                                       =====                    =====                   ======                  =====

Zarlink's   Medical  business  provides  ultra  low  power  ASIC  solutions  for applications such as pacemakers, hearing aids and portable instruments.

Revenue decreased during the third quarter of Fiscal 2003 to $7.0 from $9.0 in the third quarter of Fiscal 2002. During the first nine months of Fiscal 2003, revenue decreased to $20.4 from $25.8 in the first nine months of Fiscal 2002 due to higher customer inventories and reduced demand by customers in the analog audiologic business.

The "turns" business in the third quarter also decreased within the Medical Segment from last quarter, to represent approximately 17% of the orders shipped in the three months ended December 27, 2002.

The segment's operating results for the third quarter and nine months ended December 27, 2002, declined from the corresponding periods in Fiscal 2002 as a result of lower revenues combined with reduced margins on the medical segment products.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                                  Three Months Ended                                Nine Months Ended
                                      ------------------------------------------       -------------------------------------------
                                      Dec. 27,    % of         Dec. 28,    % of        Dec. 27,    % of         Dec. 28,     % of
(millions of U.S. dollars)              2002      Total          2001      Total         2002      Total          2001       Total
                                      --------    -----        --------    -----       --------    -----        --------     -----
Revenue:
Asia/Pacific                           $17.6        37%         $15.5        30%        $ 52.3       37%        $ 42.7       25%
Europe                                  15.4        33%          18.2        35%          46.4       33%          60.1       35%
United States                            9.7        21%          14.1        27%          29.4       21%          51.8       30%
Canada                                   2.4         5%           3.4         7%           8.9        6%          12.0        8%
Other Regions                            1.7         4%           0.5         1%           4.0        3%           3.4        2%
                                       -----       ---          -----       ---         ------      ---         ------      ---
Total                                  $46.8       100%         $51.7       100%        $141.0      100%        $170.0      100%
                                       =====       ===          =====       ===         ======      ===         ======      ===

For the three months ended December 27, 2002, the net movement in exchange rates from the corresponding period in Fiscal 2002 favorably impacted total revenue by 5% ($2.3). During the first nine months of Fiscal 2003, the net movement in exchange rates from the corresponding period in Fiscal 2002 favorably impacted total revenue by 3% ($4.6). The favorable foreign exchange impact in the third quarter and first nine months of Fiscal 2003 was primarily a result of increases in the U.K. pound sterling and Swedish Krona against the U.S. dollar exchange rate.

Asia/Pacific

Asia/Pacific sales increased by 14% during the third quarter of Fiscal 2003 compared to the third quarter of Fiscal 2002, and continue to represent the largest geographic segment of customer revenues. During the first nine months of Fiscal 2003, sales increased by 22% compared to the same period in Fiscal 2002, due to higher communications product sales in both of the network and user access product categories, partially offset by reduced medical sales.

Europe

European sales decreased by 15% in the third quarter of Fiscal 2003 compared to the third quarter of Fiscal 2002. For the first nine months of Fiscal 2003, sales decreased by 23% compared to the first nine months of Fiscal 2002 due to lower communications segment sales of both network access and user access products, offset by moderate increases in medical product sales.

United States

Sales to customers in the United States decreased by 31% during the third quarter of Fiscal 2003 compared to the third quarter of Fiscal 2002. For the first nine months of Fiscal 2003, United States sales decreased by 43% compared to the same period in Fiscal 2002. The decrease was due primarily to lower medical and user access product sales.

Canada

Canadian sales decreased by 29% in the third quarter of Fiscal 2003 over the same period in Fiscal 2002. During the first nine months of Fiscal 2003, sales to Canadian customers decreased by 26% compared to the same period in Fiscal 2002 due to lower communications segment sales.

GROSS MARGIN

                                                                    Three Months Ended                 Nine Months Ended
                                                              ------------------------------     -------------------------------
(millions of U.S. dollars)                                    Dec. 27, 2002    Dec. 28, 2001     Dec. 27, 2002     Dec. 28, 2001
                                                              -------------    -------------     -------------     -------------
Gross Margin                                                       $21.2            $20.9             $64.0             $42.6

As a percentage of revenue                                            45%              40%               45%               25%
As a percentage of revenue, excluding Q1
  Fiscal 2002 excess inventory charge of $29.1                        45%              40%               45%               42%

Gross margin improved by 5 percentage points in the third quarter of Fiscal 2003 compared to the same period in Fiscal 2002. Lower overall manufacturing costs, and a favorable product mix in the communications segment has benefited the margin percentages in the quarter relative to last year. Gross margin for the quarter was flat as compared to the second quarter of Fiscal 2003.

Gross margin improved by 3 percentage points in the first nine months of Fiscal 2003 compared to the same period in Fiscal 2002, excluding the excess inventory charge recorded in the first quarter of Fiscal 2002, as a result of reduced manufacturing costs and an improved product mix. However, gross margin continues to be impacted by low sales volumes.

Fiscal 2002 Inventory Charge

During the first quarter ended June 29, 2001, the Company reviewed its inventory requirements for the following 12 months in light of the semiconductor industry-wide slowdown and higher channel inventories. As a result of this review, the Company recorded an excess inventory charge to cost of sales in the first quarter of Fiscal 2002 amounting to $29.1 for inventories estimated to be beyond its needs for the following 12 months. Excluding the effect of the excess inventory charge of $29.1, the Company's gross margin as a percent of revenue was 42% for the nine months ended December 28, 2001.

OPERATING EXPENSES

Research and Development ("R&D")

                                                                    Three Months Ended                 Nine Months Ended
                                                              ------------------------------     -------------------------------
(millions of U.S. dollars)                                    Dec. 27, 2002    Dec. 28, 2001     Dec. 27, 2002     Dec. 28, 2001
                                                              -------------    -------------     -------------     -------------
R&D Expenses                                                       $ 23.8           $ 19.9            $ 67.7            $ 62.9

As a percentage of revenue                                             51%              38%               48%               37%

R&D expenses increased by 20%, or $3.9, in the third quarter of Fiscal 2003 from the same period in Fiscal 2002. During the first nine months of Fiscal 2003, R&D expenses increased by 8%, or $4.8, compared to the same period in Fiscal 2002, primarily due to new product development, increased headcount in certain R&D projects to accelerate time to market initiatives and certain severance costs associated with project cancellations. Third quarter R&D expenses included $2.5 of severance costs, principally related to the Company's decision to cease product development in the VDSL (Very high rate Digital Subscriber Line) market in order to concentrate its R&D resources on higher and more immediate growth opportunities. Management decided to cease its VDSL product development due to revised expectations of unacceptably long time-to-revenue and volume deployment.

The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near- and medium-term revenue. Management expects that R&D spending will decrease over the balance of Fiscal 2003 as a result of this exercise.

During the third quarter of Fiscal 2003, the Company released 26 new products, putting the total for the first nine months of Fiscal 2003 at 54 new product releases. New communications circuits released during Fiscal 2003 target high performance in network access processing and data switching, and also include industry leading tuner chips for cable set top boxes. The Company's medical segment has also released various pacemaker protection circuits, in addition to analog and digital hearing aid circuits, during the first nine months of Fiscal 2003.

In the Network Access product line, R&D activities focused on the following areas:

o Time Division Multiplex ("TDM") switch development to set new industry standards in terms of channel density, levels of integration, feature sets and power density;

o Development of Voice Processing products for today's emerging Carrier Class Gateways and Voice over IP (Internet Protocol) Networks for mobile telephony, addressing the problem of voice echo cancellation in the system. New products will include Zarlink technology to improve convergence time, voice quality and allow the product to consume even less power and also enable better power consumption for voice transmitted through the mobile network;

o Planned development of higher speed Phase Lock Loops ("PLL") for Network Timing & Synchronization. These high speed PLLs will be used to provide the timing for transporting information over SONET/SDH links that operate up to 622 Mbits/s;

o Meeting convergence with TDM/IP Processing in Packet Processing, and Ethernet Switching for backplanes, linecard, edge/metro and Virtual Private Network ("VPN") switches in Packet Switching;

o     Utilization  of  its  Radio   Frequency   ("RF")   expertise  for  Timing,
      Synthesizers, Interface drivers, and Amplifiers for its High Performance Analog product development; and

o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

In the User Access product line, R&D activities focused on the following areas:

o Providing a multi-mode cell phone radio transceiver chip, compliant with 2/2.5G standards for Time Division Multiple Access ("TDMA")/Global System for Mobile communications ("GSM")/Enhanced Data rates for GSM Evolution ("EDGE")/General Packet Radio Service ("GPRS")/Advanced Mobile Phone Service/System ("AMPS"), and developing a 2-chip radio solution for 3rd generation GSM/Wide and Code Division Multiple Access ("WCDMA") cell phones;

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

o Ultra low power radio frequency communication with medical devices that have increasing diagnostic capability;

o Ultra low power audio processing and customized digital signal processing ("DSP") and Coder/Decoders ("CODECs") to support digital hearing aids providing improved sound quality that can be better matched to the patient's hearing loss; and

o     Application-specific standard products ("ASSPs") as opposed to ASICs.

Selling and Administrative ("S&A")

                                                                    Three Months Ended                 Nine Months Ended
                                                              ------------------------------     -------------------------------
(millions of U.S. dollars)                                    Dec. 27, 2002    Dec. 28, 2001     Dec. 27, 2002     Dec. 28, 2001
                                                              -------------    -------------     -------------     -------------
S&A Expenses                                                       $ 11.5           $ 11.8            $ 34.7            $ 37.7

As a percentage of revenue                                             25%              23%               25%               22%

Third quarter S&A expenses, inclusive of $0.8 in severance costs, decreased by $0.3, or 3% compared to the third quarter of Fiscal 2002. During the nine months ended December 27, 2002, S&A expenses, inclusive of $1.4 in severance costs, decreased by $3.0, or 8%, as compared to the first nine months of Fiscal 2002, principally as a result of cost reductions implemented in Fiscal 2002 in response to the industry downturn. Cost reduction strategies were applied within the sales and marketing organizations and various general administration functions across all geographic regions. Management expects that S&A expenses will continue to show moderate cost savings in the fourth quarter of Fiscal 2003 in absolute dollar amounts.

Stock Compensation

The Company records stock compensation expense or recovery arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Incorporated ("Vertex") which was acquired in July 2000, and from certain stock options subjected to option exchange programs.

During the three months ended December 27, 2002, the Company recorded no stock compensation expense due to the vesting of restricted stock awarded to certain employees of Vertex (December 28, 2001 - $3.8, related to the vesting of restricted stock and the amortization of intrinsic value of unexercised stock options modified by the option exchange programs). No further stock compensation expense will be recorded against these formerly restricted shares.

For the nine months ended December 27, 2002, the Company recorded a net stock compensation recovery of $1.4, as compared to a stock compensation expense of $10.1 for the nine months ended December 28, 2001. The compensation recovery in the first nine months of Fiscal 2003 is a result of the decrease in market price of the underlying common stock in Fiscal 2003. The reduced market price resulted in a reduction of the intrinsic value being amortized over the term of the stock option and a recovery of previously recorded stock compensation expense on outstanding unvested options.

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

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased in the three and nine months ended December 27, 2002 to nil in each period from $2.2 and $4.4 in the third quarter and first nine months of Fiscal 2002, respectively. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000 were expensed in the third quarter of Fiscal 2002 to reduce the carrying value to nil. With the adoption of SFAS 142 in Fiscal 2003, intangible assets with indefinite lives will no longer be amortized, but will be subject to periodic impairment tests.

OTHER INCOME (EXPENSE)

Other income (expense) was comprised of interest income, foreign exchange gains or losses, and gains or losses from equity investments.

On October 3, 2002, the Company sold its investment in DALSA Semiconductor Inc. ("DALSA") for cash proceeds of $4.1 resulting in a gain of $0.7 being recorded in Other Income during the third quarter and first nine months of Fiscal 2003.

Interest income was $0.7 for the three months ended December 27, 2002 as compared to $1.0 in the same period of Fiscal 2002. The decrease compared to the third quarter of Fiscal 2002 was mainly due to lower interest rates. During the first nine months of Fiscal 2003, interest income was $2.6 as compared to $4.6 in the first nine months of Fiscal 2002. The decrease compared to the first nine months of Fiscal 2002 was due to reduced average cash balances and lower interest rates.

Foreign exchange losses in the third quarter of Fiscal 2003 amounted to $0.4 as compared to losses of $1.1 for the same period in Fiscal 2002. During the nine months ended December 27, 2002, foreign exchange gains amounted to $1.2 as compared to gains of $4.5 for the nine months ended December 28, 2001. Gains (losses) relating to external foreign exchange contracts are recognized in income as they mature, or to the extent they are ineffective hedges. Gains (losses) were also realized on short-term investments held in currencies other than the functional currency of the parent company, and according to month-end market rates.

There were no further equity losses recorded during the three and nine months ended December 27, 2002, as the investment in Optenia, Inc. was written off to nil in the fourth quarter of Fiscal 2002 following its bankruptcy. Equity losses of $0.8 on the investment in Optenia, Inc. were recognized in the third quarter of Fiscal 2002. During the first nine months of Fiscal 2002, equity losses on the investment in Optenia, Inc. amounted to $2.2.

INTEREST EXPENSE

Interest expense was $0.3 for the three months ended December 27, 2002, compared with $0.2 for the third quarter of Fiscal 2002. During the first nine months of Fiscal 2003, interest expense of $0.7 was recognized, compared with $0.6 for the first nine months of Fiscal 2002. The interest expense relates principally to capital leases and the pension liability in Sweden.

INCOME TAXES

Income tax expense for the third quarter of Fiscal 2003 was $0.3, comprised of domestic income and capital taxes, compared with an expense of $0.4 for the corresponding period in Fiscal 2002.

Income tax expense for the first nine months of Fiscal 2003 was $1.2, comprised of domestic income and capital taxes, compared with a recovery of $2.3 for the corresponding period in Fiscal 2002. The income tax recovery in the first nine months of Fiscal 2002 was due principally to tax allowances on the special inventory charge recorded at June 29, 2001.

The Company has a valuation allowance against its deferred tax assets at December 27, 2002 of $104.4 (March 29, 2002 - $75.8). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

BACKLOG

                                                                                        As at
                                                       -----------------------------------------------------------------------
(millions of U.S. dollars)                             Dec. 27, 2002     Sept. 27, 2002      June 28, 2002       Mar. 29, 2002
                                                       -------------     --------------      -------------       -------------
90 Day Backlog                                            $ 36.0             $ 31.5              $ 28.0              $ 33.5

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

As a result of improved bookings during the quarter in both the communication and medical segments, the backlog has increased as compared against recent quarters. However, bookings continue to be affected by the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

NET LOSS

The Company recorded a net loss, after preferred share dividends, of $14.2, or $0.11 per share, in the third quarter of Fiscal 2003. This compares to a net loss, after preferred share dividends, of $18.8, or $0.15 per share, in the same period in Fiscal 2002. For the nine months ended December 27, 2002, the Company recorded a net loss, after preferred share dividends, of $35.9, or $0.28 per share, as compared to $100.0, or $0.80 per share, in the first nine months of Fiscal 2002.

The net losses for the three and nine months ended December 27, 2002, were primarily a result of lower revenues across the communications and medical segments. There was no stock compensation expense included in the quarterly results, while the year-to-date net loss included a stock compensation recovery of $1.4.

The comparative net loss for the nine months ended December 28, 2001 included a charge to cost of revenue for excess inventory of $29.1 and special restructuring charges of $34.6. The loss also included stock compensation expense of $10.1 and amortization of intangibles of $4.4.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 2002, cash, cash equivalents and short-term investment balances totaled $133.1, down from $154.4 at March 29, 2002. Cash and cash equivalents at December 27, 2002, included in the amount above, totaled $27.8 (March 29, 2002 - $75.6).

Cash used in operations before working capital changes amounted to $26.0 during the first nine months of Fiscal 2003, as compared to $37.8 used in the first nine months of Fiscal 2002 when the Company began to carry out significant restructuring activities. Since March 29, 2002, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $6.6, mainly as a result of reductions of inventories, accounts receivable, and prepaid expenses totaling $22.9. Deferred credits increased by $4.0, which included the receipt of a $3.3 net cash favorable settlement from a former tenant for lease obligations at the Swedish plant at the end of the third quarter. This was offset by the reduction of trade accounts payable and other accrued liabilities in the amount of $20.3. Management expects to further draw down inventory levels through the remainder of Fiscal 2003 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital decreased by $16.4 during the first nine months of Fiscal 2002, mainly as a result of reductions in accounts receivable and inventories totaling $24.6 and $11.2, respectively. This was offset by a $2.6 increase in prepaid expenses and other assets and reductions of trade accounts payable and other accrued liabilities in the amount of $16.8.

Cash used in investing activities was $26.4 for the nine months ended December 27, 2002, primarily from purchases of short-term investments totaling $251.9, offset by matured short-term investments of $227.0. Cash balances were reduced by fixed asset purchases of $5.7 during the first nine months of the year, offset by proceeds from disposal of fixed assets of $0.4. The fixed asset additions were primarily related to design tools and continuing improvements to information technology resources. Management expects capital spending to decrease in the last quarter of Fiscal 2003. A net reduction in long-term investments of $3.8 in the first nine months of Fiscal 2003 resulted from cash proceeds of $4.2 received during the third quarter from the sale of the Company's minority investment in DALSA Semiconductor Inc. on October 3, 2002, offset by a small investment earlier in the year. Cash used in investing activities was $52.5 for the nine months ended December 28, 2001, primarily as a result of cash payments of $28.4 for fixed asset additions, offset by proceeds from the repayment of a note receivable in the amount of $4.4. Additions to fixed assets during the first nine months of Fiscal 2002 mainly consisted of construction of the Company's new headquarters in Ottawa, Canada. The building was subsequently sold in the fourth quarter of Fiscal 2002. Net purchases of short-term investments in the amount of $28.0 also contributed to the net cash outflow from investing activities during the first nine months of Fiscal 2002.

Cash used in financing activities during the first nine months of Fiscal 2003 was $4.1. The use of cash was primarily the result of repayment of $1.8 of capital leases, the repurchase of $1.3 of the Company's redeemable preferred shares, and the payment of $1.5 for dividends on the preferred shares, offset by $0.5 of new common shares issued from exercised stock options. Cash used in financing activities in the first nine months of Fiscal 2002 was $4.0. The use of cash was primarily the result of the repayment of $5.1 of long-term debt and capital lease liabilities, the repurchase of $0.7 of preferred shares, and the payment of $1.5 for dividends on the preferred shares, offset by $3.3 of new common shares issued from exercised stock options.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The cash settlement of the pension plan is expected to cost approximately $10.5. The increase in the cost from that reported in previous SEC filings was due to subsequent unfavorable movements in the yield on U.K. government bonds. On January 28, 2003, the Company paid $8.0 as partial consideration of the pension obligation settlement to a large, AAA-rated insurance company in the U.K. under a wind-up agreement. In addition, the Company will transfer its pension plan assets of approximately $15.5 in February 2003. The Company expects to make a final payment of approximately $2.5 later in Fiscal 2004 after the final adjustments are calculated.

Cash is expected to further decline in the fourth quarter by approximately $7.9 on settlement of a foreign currency hedge contract on the Company's net investment in a subsidiary in the United Kingdom. This transaction will result in a corresponding adjustment to the translation account in other comprehensive loss relating to the Company's net investment in that subsidiary.

During the first nine months of Fiscal 2003, the Company declared and paid dividends of $1.5 on its redeemable preferred shares based on a $0.96 (Cdn$1.50) per share dividend. In addition, the Company purchased 86,000 preferred shares under its purchase obligation during this period. As at December 27, 2002, 84,800 repurchased preferred shares were cancelled by the transfer agent, with an additional 6,200 shares to be cancelled in the fourth quarter of Fiscal 2003. The cost to repurchase the preferred shares totaled $1.3 in the first nine months of Fiscal 2003.

On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases would take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may complete its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The Toronto Stock Exchange. The Company, which intends to cancel the repurchased shares, believes that at present no director, senior officer or insider of the Company intends to sell any common shares under this program. No common shares were repurchased under the program during the period from March 30, 2002 to June 8, 2002, nor under the renewed program for the period ended December 27, 2002.

In addition to cash, cash equivalents and short-term investment balances of $133.1 as at December 27, 2002, the Company had a revolving global credit facility of approximately $15.9 (Cdn$25.0), of which $6.0 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit totaling $9.9 as at December 27, 2002. In January 2003, cash and cash equivalents totaling $6.1 were hypothecated under the credit facility to cover outstanding letters of credit. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

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

As at December 27, 2002, the Company had investments in Mitel Networks Corporation, a Canadian corporation that files annual and other reports with the United States Securities and Exchange Commission under the Securities Exchange Act of 1934, with a carrying value of $11.2 (March 29, 2002 - $14.1). Management periodically reviews the Company's investment to determine if there has been other than a temporary decline in the market value of this investment below the carrying value. When management performs future assessments of this investment in the coming quarters, a decline in the value of Mitel Networks Corporation may require the Company to recognize impairment on the remaining value of its investment which could be material.

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation is not anticipated to have a material effect on the Company's financial position, results of operations, or cash flows.

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

Foreign Exchange Risk. The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the U.S. dollar and the U.K. pound sterling. At December 27, 2002, there were unrealized losses of $6.4 on the forward contracts relating to Fiscal 2003. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on December 27, 2002, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at December 27, 2002, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2002.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of January 24, 2003, an evaluation was performed under the supervision and with the participation of the management of the Company, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 27, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 27, 2002.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

As part of the Company's continuing efforts to optimize good corporate governance practices, executive directors Jean-Jacques Carrier and Donald McIntyre resigned from the Company's Board of Directors, effective November 6, 2002. Messrs. Carrier and McIntyre continue in their daily management roles relating to Finance and Legal / Human Resources, respectively. As a result of these resignations, the Company's Board was reduced by two and is now comprised of eight individuals. With this change, Patrick Brockett, President and Chief Executive Officer of the Company, is the only member of the Board of Directors of Zarlink who is also an employee.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

99.1 Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

Date of Filing     Description
--------------     -------------------------------------------------------------

November 8, 2002   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                   Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002,
                   President and Chief Executive Officer

                   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

Name                          Title                                  Date
----------------------------  --------------------------------  ----------------

/s/ JEAN-JACQUES CARRIER
---------------------------
Jean-Jacques Carrier          Senior Vice President of Finance  January 31, 2003
                              and Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

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

      Date: January 31, 2003
            --------------------------

                                        /s/ PATRICK J. BROCKETT
                                        ----------------------------------------
                                        Patrick J. Brockett
                                        President and Chief Executive Officer

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

      Date: January 31, 2003
            -------------------------

                                        /s/ JEAN-JACQUES CARRIER
                                        ----------------------------------------
                                        Jean-Jacques Carrier
                                        Senior Vice-President of Finance and
                                        Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number                            Description                              Page
-------      ----------------------------------------------------------     ----

  99.1       Selected Consolidated Financial Statements in U.S.              28
             Dollars and in accordance with Canadian Generally
             Accepted Accounting Principles

  99.2       Management's Discussion and Analysis of Financial               39
             Condition and Results of Operations - Canadian Supplement