Form 10-K
period 2003-03-28
ZARLINK SEMICONDUCTOR INC
filed 2003-06-25
CIK 352435

http://www.zarlink.com

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                    For the fiscal year ended March 28, 2003

                          Commission File Number 1-8139

                           ZARLINK SEMICONDUCTOR INC.
             (Exact name of registrant as specified in its charter)


             Canada                                    Not Applicable
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 400 March Road, Ottawa, Ontario, Canada                   K2K 3H4
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)           (Zip or Postal Code)

Registrant's telephone number, including area code:  (613) 592-0200

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common shares, no par value                     New York Stock Exchange
                                              The Toronto Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No ____

      At May 30, 2003, 127,273,649 common shares of the registrant were issued and outstanding. Non-affiliates of the registrant held 110,752,553 common shares having an aggregate market value of $237,010,463 based upon the closing price of the common shares on the New York Stock Exchange (September 27, 2002, being the last day of the Company's most recently completed second quarter) of $2.14.

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

      Documents incorporated by reference: None.

                                Table of Contents

                                                                        Page No.
                                                                        --------


PART I.........................................................................1

   Item 1. Business............................................................1
      Introduction.............................................................1
      Overview.................................................................1
      Financial Information....................................................1
      Business Strategy........................................................2
      Industry.................................................................2
      Products and Customers...................................................3
         Network Communications Segment........................................4
         TDM Switching.........................................................4
         Timing and Synchronization............................................4
         Consumer Communications Segment.......................................6
         Ultra Low-Power Communications Segment................................7
      Sales, Marketing and Distribution........................................7
      Competition..............................................................8
      Manufacturing............................................................9
      Research and Development................................................10
      Employees...............................................................10
      Proprietary Rights......................................................11
      Forward-Looking Statements and Risk Factors.............................11

   Item 2. Properties.........................................................15

   Item 3. Legal Proceedings..................................................16

   Item 4. Submission of Matters to a Vote of Security Holders................16

PART II.......................................................................17

   Item 5. Market for Registrant's Common Equity and Related
           Stockholder Matters................................................17
      PRINCIPAL MARKETS.......................................................17
      SHAREHOLDERS............................................................17
      DIVIDEND POLICY.........................................................17

   Item 6. Selected Financial Data............................................18

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................19
      BUSINESS OVERVIEW.......................................................19
      RESULTS OF OPERATIONS...................................................20
      GEOGRAPHIC REVENUE......................................................22
         Asia/Pacific.........................................................23
         Europe...............................................................23
         United States........................................................23
         Canada...............................................................23
         Other Regions........................................................23
      GROSS MARGIN............................................................24
      OPERATING EXPENSES......................................................24

      Research and Development (R&D) .........................................24
      Selling and Administrative .............................................25
      Stock Compensation Expense..............................................26
      Special Charges.........................................................26
      Loss (Recovery) on Sale of Business.....................................27
      Amortization of Acquired Intangibles....................................27
      OTHER INCOME (EXPENSE)..................................................28
      INTEREST EXPENSE........................................................28
      INCOME TAXES............................................................28
      BACKLOG.................................................................29
      DISCONTINUED OPERATIONS.................................................29
      NET LOSS................................................................29
      LIQUIDITY AND CAPITAL RESOURCES.........................................30
      COMMITMENTS AND GUARANTEES..............................................31
      OTHER...................................................................32
         Critical Accounting Policies and Significant Estimates...............32
         Foreign Currency Translation.........................................33
         Recently Issued Accounting Standards.................................34
         Forward-Looking Statements...........................................35

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......35

   Item 8. Financial Statements and Supplementary Data........................36

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................65

PART III......................................................................66

   Item 10.  Directors and Executive Officers of the Registrant...............66
      Directors...............................................................66
      Statement of Corporate Governance Practices.............................67
      Executive Officers......................................................68

   Item 11.  Executive Compensation...........................................70
         Summary Compensation Table...........................................70
         Employee Share Ownership Plan........................................71
         Director, CEO and Executive Share Ownership..........................72
         1991 Stock Option Plan for Key Employees and Non-Employee
           Directors..........................................................73

Option Grants During Fiscal 2003..............................................75
         Year-End Option Values Table.........................................75
         Employment Agreements................................................76
         Compensation of Non-Employee Directors...............................79
         Option Information For Non-Employee Directors........................80
         Directors' and Officers' Liability Insurance.........................80
         Indebtedness of Directors, Executive Officers and Senior Officers....80

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.......................80

   Item 13.  Certain Relationships and Related Transactions...................82

   Item 14.  Controls and Procedures..........................................83
      Changes in Internal Controls............................................83

   Item 15. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................................84

Signatures....................................................................87

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 302 (a) of the Sarbanes-Oxley Act of 2002.............................88

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 302 (a) of the Sarbanes-Oxley Act of 2002.............................89

                                     PART I

Business

Introduction

Unless the context indicates otherwise, "Zarlink" and the "Company" refer to Zarlink Semiconductor Inc. and its consolidated subsidiaries.

The Company reports its financial accounts in U.S. dollars. All financial information and references to "$" and "dollars" are expressed in millions of U.S. dollars unless otherwise stated or unless the context otherwise indicates.

Zarlink was incorporated in Canada in 1971 and continued under the Canada Business Corporations Act in 1976. The registered office and the principal executive offices of Zarlink are located at 400 March Road, Ottawa, Ontario, Canada K2K 3H4 and its telephone number at that address is (613) 592-0200. The Company trades under the symbol "ZL" on the New York Stock Exchange and The Toronto Stock Exchange.

Our website is located at www.zarlink.com. We have made available free of charge through our website (by following the links for "Company Information -- Investor Relations," and then the link for "Financials") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material was electronically filed with, or furnished to, the United States Securities and Exchange Commission (the SEC). The information on our website is not part of this Annual Report.

Overview

The Company operates in three principal business segments in the communications industry: Network Communications, Consumer Communications, and Ultra Low-Power Communications.

For almost 30 years, Zarlink  Semiconductor has delivered the integrated circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. ICs are silicon chips, known as semiconductors, etched with interconnected electronic switches that process information. Zarlink's products provide technology solutions for the communications and health care industries. Management believes that the Company's success is built on its technology strengths encompassing voice and data networks, consumer and ultra low-power communications, and high-performance analog. Zarlink's mission is to provide the most compelling products for the network, consumer and ultra low-power communications markets, ahead of competition, thereby earning a superior return for our shareholders.

The primary markets for Zarlink's products are the network, consumer, and ultra low-power communications markets, including healthcare device applications. Each of these markets is expected to grow economically and evolve technologically over the next several years, which management believes should provide revenue growth opportunities. The increased requirements of end users, coupled with new opportunities, should drive long-term demand for network communications equipment and infrastructure. The deregulation of telecommunications services in many parts of the world has resulted in increased competition and demand for new services. In addition, the increasing penetration of telephone service in emerging countries is a strong driver for wired and wireless communications. Management believes that these developments represent significant market opportunities for Zarlink over the next several years.

Zarlink sells its products through both direct and indirect channels of distribution. The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues.

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

Business Strategy

Zarlink's   strategy  is  to  exploit  the  following  major  developments  that management believes are underway in the communications industry:

o Convergence of voice onto packet-based data networks requiring superior Quality of Service (QoS) voice functionality;

o Emergence of broadband connectivity as a fundamental requirement for high value multimedia networking;

o Increasing requirement for analog and mixed-signal IC technologies in high-speed applications; and

o Increasing use of ultra low-power microelectronics in a wide variety of communications and healthcare applications.

Management believes the Company's competitive advantages include system design knowledge, high-frequency, high-performance analog/mixed-signal IC design and optoelectronics design capability for wired, wireless and optical applications, and ultra low-power design techniques for applications spanning healthcare and communications. Optoelectronic components are electrical components used in optical networking equipment, and Synochronous Optical Network (SONET), Synochronous Digital Hierarchy (SDH) and Ethernet are the primary optical data transport standards in the telecommunications industry.

The key elements of Zarlink's business strategy include the following:

o Provide the most compelling products, ahead of the competition, for network, consumer, and ultra low-power communications;

o Focus on microelectronic solutions that integrate voice with high QoS in packet-based networks;

o Exploit its ultra low-power design capability and analog and mixed-signal design skills in the communications market; and

o Remain fabless (using independent manufacturers instead of manufacturing in-house) for complementary metal oxide semiconductor (known in the industry as CMOS) processes and maintain fabrication capability specializing in high-performance bipolar and optical technology for strategic advantage in these areas.

Management believes the Company is well positioned to implement its business strategy by reason of its strong core technologies for signaling, transporting and switching voice and data; its strong position in radio frequency (commonly referred to as RF) technology for consumer communications applications, and its advanced optoelectronic devices for high-speed applications. Its ultra low-power design capability enables the Company to maintain a major position in healthcare device applications and penetrate other communications applications. See "Business-Products and Customers."

Industry

The global communications industry has been characterized by rapid structural change and economic growth caused by technological innovation, economic factors, and changes in government policies that encourage competition and increase choice. Further, the communications industry is driven by the need to enhance competitive advantage through access to information, anytime, anywhere. This, in turn, is driving technology convergence, mobility, and high bandwidth access. The evidence for these changes includes the impact of the Internet, deregulation, optical networking technology, convergence, broadband connectivity, home entertainment, wireless and mobile communications, and demand by enterprises for cost-effective, multi-functional networks and applications.

The impact of the factors described above, particularly customer demand for increasingly complex networks, resulted in a rapid expansion by networking equipment companies in the late 1990's and the first half of calendar 2000. This helped to fuel the growth of component suppliers who were providing products to meet the expected continued growth in demand. By the end of 2000, however, the general economy began to slow down and capital markets retrenched. With this, network capital spending plans were reduced across the market resulting in swelled inventories held by equipment manufacturers, distributors, and component suppliers, that far exceeded immediate requirements. This trend continued through calendar 2001 and calendar 2002 across the communications industry. Many communications semiconductor sector companies, including Zarlink, announced inventory write-downs and restructurings to reduce operating costs during this prolonged downturn.

Despite the recent downturn, management believes the opportunity for communications semiconductors is immense. Information, whether it is visual, audible, or in data form, is communicated globally every day, everywhere, and by everyone. It is pervasive in all aspects of life, both in business and at a personal level. A worldwide telephone network with an installed equipment base of approximately one trillion dollars evidences the communications industry's presence in every day life. Communications and information are critical to competing in today's global market. As a result, management believes that demand will continue for innovative, new technological applications that effectively and efficiently deliver high value, content-rich multimedia information anywhere, anytime.

The bulk of the telecommunications infrastructure today is based on Time Division Multiplex (TDM) technology. TDM is a time-interleaving technique for combining many streams of voice, data and video traffic for transport over copper, coaxial or fiber cable. Management believes the most important development that will occur during the next two decades is the evolution from a TDM network to a packet network (based on asynchronous transfer mode, or ATM, and internet protocol, or IP, technology). Packet technology involves the conversion of traditional voice and data traffic to packets for transport over Ethernet/IP networks The revolutionary swap-out of the TDM network in favor of an all packet-based network, which was the message of the late 1990s, has not happened. Global and local carriers are now preparing for substantial spending under a more evolutionary approach that will enable TDM-based voice and data traffic to be routed over packet-based Ethernet/IP networks. Voice/data/video equipment companies are re-directing their research and development (R&D) spending in line with this trend, and the semiconductor companies supplying these systems companies are focusing their R&D efforts to capitalize on these significant growth opportunities.

Management believes that the evolution to packet-based networks and the convergence of services over IP networks will help to invigorate demand over the next several years. Management anticipates that significant industry growth areas will include wired, wireless and optical networks in the enterprise and access portions of the network. New services will be provided over existing infrastructure and content-rich applications will drive the need for more bandwidth and the technologies that provide it. For example, management believes that consumer demand for entertainment services, such as digital TV and high definition TV, will fuel the growth of set top-boxes (STBs) in the home. In addition, management believes an increasingly mobile population will drive demand for new wireless services.

Communications technology is now becoming pervasive in many other new applications. For example, healthcare applications are emerging that combine ultra low-power technology with RF technology for medical telemetry and diagnostic applications. Management believes that Zarlink's technology employed in its pacemaker and hearing aid products and Zarlink's RF technology employed in its wireless business uniquely positions the Company in the emerging ultra low-power communications market.

Products and Customers

Zarlink's integrated circuits are microelectronic component parts that offer high feature integration, low-power consumption and low physical space required for the design of advanced systems. These products are designed to provide advanced features and control functions for a wide variety of electronic products and systems. Zarlink's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers.

Application Specific Standard Products (ASSP) rely on an original design and sell primarily on function and performance. Such products have a long useful life as they generally remain as a key component in the end product for the duration of its life cycle. ASSP products are proprietary products that have been designed to meet the specific requirements of a class of customers. Zarlink's products are mostly ASSPs. Accordingly, management believes that once designed into a customer's product, Zarlink's products form an integral part of the customer's system and are difficult to replace, as replacement requires some redesign of the system.

The microelectronics market for communications is large - comprising local area networking, wide area and enterprise networking, optical communications, cellular, STBs, and communications processors, among others. Within this diverse market, the Company focuses on providing a range of semiconductor solutions targeted at the consumer, customer premise, enterprise, and edge access portions of wired, wireless, and optical networks. The Company's business is grouped in three segments: (i) Network Communications, (ii) Consumer Communications, and
(iii) Ultra Low-Power Communications.

Network Communications segment revenue accounted for 60%, 52% and 58% of the Company's total revenue from continuing operations in Fiscal 2003, 2002, and 2001, respectively. Consumer Communications segment revenue accounted for 25%, 33% and 35% of the Company's total revenue from continuing operations in Fiscal 2003, 2002, and 2001, respectively. Ultra Low-Power Communications segment revenue accounted for the balance in each respective year.

Zarlink has a diverse and established base of over 400 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, data communications, and healthcare sectors. In Fiscal 2003, Zarlink had revenues from one independent distributor (the Memec group of companies), which exceeded 10% of total sales. Sales to this distributor in Fiscal 2003 amounted to $39.0, or 20% of sales from continuing operations (Fiscal 2002 - $27.1, or 12%; Fiscal 2001 - $64.6, or 14% of sales). The increased sales to this distributor resulted from consolidating sales previously made directly to end customers.

Network Communications Segment

In the Network Communications market, Zarlink specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed Internet systems, switching systems, and subscriber access systems. Management believes that Zarlink is a world leader in TDM switching, network timing and synchronization, packet switching, packet and voice processing, high-performance analog and optical discrete components and modules.

TDM Switching

The Company's research shows that Zarlink holds the number one industry position in TDM switching solutions, with the world's most comprehensive line of TDM voice/data switching chips. TDM remains the basis of the global telecommunications network, and Zarlink is continuing to develop the complete range of products that customers require to maximize the efficiency of their systems - from feature-rich small switches to large non-blocking switches. Recent products include such innovations as on-chip PLL (phase locked-loop) circuitry for timing and synchronization functions. Digital switches are used in a wide variety of applications, including central offices, private branch exchanges (generally known as PBX's), wireless base stations, routers, multi-service provisioning platforms, remote access servers and concentrators, media gateways, and integrated access devices (IADs).

Timing and Synchronization

Management believes that Zarlink is an industry leader in timing and synchronization solutions. These products facilitate highly reliable voice and data connections across telecommunications networks by generating and distributing high-accuracy clocks across networks, even when source clocks are interrupted. Products include a broad portfolio of digital PLL devices for T1/E1 equipment and the Company is developing digital PLLs and high-speed, low-jitter analog PLL devices for SONET and SDH applications. In addition, the Company is expanding into a new segment of the timing market by offering fully featured timing modules for Optical Carrier level 3 (OC-3) line cards used in SONET/SDH equipment. Digital and analog PLLs and timing modules are used extensively in a wide range of communications equipment, including, central offices, private branch exchanges (generally known as PBXs), wireless base stations, and routers.

Packet Switching

Zarlink provides layer two Ethernet switches that offer a high level of QoS features to ensure delivery of time-sensitive voice and data with very low latency. Supported by network management software and system reference designs, Zarlink's multi-port Ethernet switching devices provide advanced QoS features that allow carriers to cost-effectively tailor services to customer needs.

Products include 16- to 24-port Fast Ethernet switches with Gigabit uplinks, and a family of fully featured Gigabit Ethernet switching devices. These devices are used in metro access equipment, including media gateways, edge routers, and passive optical networks, and are also targeted for very high-speed digital subscriber line (VDSL) digital subscriber line access multiplexers (DSLAMs), and LAN workgroup switches.

Packet Processing

Management believes that an important networking trend is the drive to cut costs and increase network flexibility by routing TDM/ATM traffic over packet backbones and IP/Ethernet metropolitan area networks (known as MANs). The Company is developing specialized ICs, called packet processors, which perform this routing function. Zarlink currently offers a family of high-capacity packet processors that enable the delivery of TDM voice/data services over standard IP and Ethernet packet networks. These products allow service providers to transport profitable TDM access services, such as T1/E1 leased lines, over lower-cost IP/Ethernet networks with the same high quality as TDM/ATM networks.

Voice Processing

As wireless and packet networks are fundamentally prone to delay, there is a growing need for low- and high-density Voice Echo Cancellers (VECs) that cost-effectively deliver carrier- or toll-quality voice. Zarlink offers a range of multi-channel VECs that management believes provide significant price, density, and performance advantages compared to VEC modules or solutions based on software-intensive digital signal processors (DSPs). Zarlink's VECs have passed rigorous performance and qualification tests with leading international service providers, and are fully compliant with the latest industry standards.

Zarlink offers products ranging from low-density 2- to 32-channel devices, to high-density 288-channel solutions. These products are used in wireless base stations, T1/E1 echo cancellation pools, and voice over IP (VoIP), voice over frame relay (VoFR), voice over ATM (VoA), and voice over DSL (VoDSL) access equipment.

High Performance Analog

Management believes that its expertise in analog design, coupled with its highly differentiated complementary silicon bipolar process technology, offers an opportunity for Zarlink to benefit from the strong demand for high-speed analog communications chips with exceptional performance characteristics. Since forming its High-Performance Analog group in mid-2002, Zarlink has introduced 17 analog products for broadband communications. The product offering includes broadband voltage-feedback amplifiers for DSL modems and video applications, current-feedback amplifiers for low-power video applications; and high-frequency prescaler/dividers operating at up to 13 GHz. Management believes that these products, fabricated in Zarlink's bipolar process, offer advantages over similar components manufactured using higher-cost technologies such as gallium arsenide
(GaAs).

Other Network Communications

Zarlink provides single- and multi-port, feature-rich T1/E1/J1 transceiver/framer products that meet the latest recommendations and standards from Telcordia, the American National Standards Institute (ANSI), the European Telecommunications Standards Institute (ETSI) and the International Telecommunication Union-Telecommunications (ITU-T).

Zarlink offers a wide range of exchange and subscriber solutions, including silicon and hybrid subscriber line integrated circuits (SLICs), digital subscriber Interfaces, data access arrangements (DAAs), dual tone multifrequency (DTMF) receivers and transceivers, central office interface circuits (COICs), calling number identification circuits (CNICs), coder/decoder ICs, and integrated digital phone ICs.

Optical Communications

Zarlink offers a variety of optical components for communications equipment, including VCSELs (vertical cavity surface emitting lasers), LEDS (light emitting diodes) and PIN (positive-intrinsic-negative) diodes. The Company also offers a range of very short reach (VSR) parallel fiber optic modules for optical interconnection.

In optical components, management believes that Zarlink has an established presence as a value-added supplier. For example, the Company recently introduced 850-nanometer, oxide-confined VCSELs that improve the performance of optical equipment by generating an extremely stable light beam, thus overcoming the effects of current and temperature. In addition, Zarlink's newest fiber-optic receiver integrates a PIN photodiode, a low-noise amplifier, and a photo current monitor into one compact component, thereby reducing the cost and complexity of optical equipment.

Zarlink's range of parallel fiber optic modules is designed for use in high-speed backplanes and inter-system connections in core network switches and routers, SONET/SDH transport equipment, and dense wavelength division multiplexing (DWDM) systems. Products include 12-channel, pluggable, parallel fiber optic transmitter/receiver modules with an aggregate capacity of 32.4-gigabits per second (Gb/s), for transporting massive volumes of traffic in optical networking equipment.

Consumer Communications Segment

Digital Television

Zarlink provides highly integrated tuners for digital satellite, cable, and terrestrial set-top boxes and TVs, and low-power demodulators for digital terrestrial and satellite STBs and TVs. Management believes that Zarlink is one of the world's prime suppliers of RF front-end components, such as mixer-oscillators, broadband converters, tuners with integrated PLLs, and downconverters that are suitable for use in both analog and digital receivers, STBs, cable modems, and other home entertainment products. Management expects that the migration to integrated RF front ends with multiple tuners to support advanced functionality such as picture-in-picture and watch-and-record will offer continued growth opportunities.

Management also believes that the growth of the Digital Video Broadcasting-Terrestrial (DVB-T) standard for broadcasting digital TV channels that are received via rooftop antennae, offers Zarlink significant revenue opportunities. Accordingly, Zarlink recently launched a new family of system-on-a-chip (SoC) digital TV processors, complete with supporting reference designs and software, for the global DVB-T market. The Company's ZL10310/311 devices are believed by Management to be the first to integrate the terrestrial demodulator, MPEG-2 video/audio, and high-speed processing functions on a single device. Zarlink's ZL10320/311 chips are believed by Management to be the industry's first fully integrated processing chips for use in terrestrial digital TV personal video recorders (PVRs). PVRs are a category of digital STBs that allow viewers to simultaneously receive, record to hard disk, and manipulate two digital TV channels, and offer features such as multi-channel record and replay, and live-broadcast pause and resume.

Digital Cellular Telephony

Zarlink is building on the success of its earlier analog chipsets by developing new products to address emerging,multi-mode digital cellular standards. The current portfolio for high-volume digital cellular telephones includes both RF and mixed-signal, transmitter/receiver components for time-division multiple access (TDMA) handsets, and the growing 2.5 generation GAIT (GSM ANSI-136 Interoperability Team), general packet radio services (GPRS), and enhanced data for GSM environment (EDGE) markets. These ICs are multi-band and multi-mode, offering a high level of integration and performance. For example, Zarlink recently introduced what Management believes is the industry's first single-chip radio transceivers to support both 2G TDMA/AMPS/GSM networks, and 2.5G GPRS/EDGE high-speed data platforms. The 2.5G transceiver is the first commercial cell phone radio to handle two-way, or full-duplex, data services at 384 kilobits per second (Kb/s) without using external circuitry. Zarlink's devices are designed into the products of many of the world's leading handset manufacturers.

Management anticipates that the deployment of 3G networks will continue and Zarlink plans to participate in this market with a multi-band, multi-mode 3G radio targeted at the emerging wideband code division multiple access (W-CDMA) market. Management believes that the Company has developed the world's most integrated 3G radios that support W-CDMA, GSM, and EDGE applications.

Ultra Low-Power Communications Segment

Management believes that Zarlink has a core competence in ultra low-power IC design and is a major supplier of components for healthcare applications, including ICs used in cardiac pacemakers and other implantable healthcare electronics, as well as CODEC and digital signal processor (DSP) chips for hearing aids. Zarlink's expertise in ultra low-power, high-reliability IC design enables the Company to fabricate healthcare devices with high performance and exceptionally long battery life. In addition, Zarlink's silicon solutions meet the rigorous standards of equipment makers and customers in the healthcare field.

Increasingly, the Company's ultra low-power technology, combined with its communications technology, is now finding uses in other markets as the demand for integrated personal electronics and communications grows. A diverse range of applications - from cell phones to healthcare and related products - require ICs that combine ultra low-power and communications functionality. Many of these applications represent fast-growing markets that management believes provide Zarlink with significant sales opportunities.

Sales, Marketing and Distribution

The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues.

Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of channel include, among others, end-customer type, the stage of product introduction, geographic presence and location of markets, and volume levels. Zarlink sells its products in over 40 countries, through local Zarlink sales offices and through its distributor network. Zarlink has implemented a strategic account program focusing on the development of business with the key customers in all the market segments Zarlink serves. Direct sales personnel from each of Zarlink's sales regions collaborate to manage business with multinational enterprises.

The primary markets for Zarlink's products are technologically driven industries. The telecommunications equipment, router and access equipment, including cell phones and STBs, and healthcare device industries represent major end markets for Zarlink. Management believes Zarlink's revenue growth over the long term will be supported by various factors that drive demand for telecommunications equipment and infrastructure [See "Business - Overview" and "- Industry"]. The increasing penetration of telephone service in emerging countries is also a strong driver for both wireless and wired communications, which management believes increases demand for the Company's integrated circuits for communications applications.

The Company believes that one of its competitive advantages is the expertise of its applications groups, which are located in the United Kingdom, the United States, Canada, Singapore and Japan to serve customers in all parts of the world. The applications groups assist original equipment manufacturers (OEMs) in designing their next generation products using Zarlink components. Zarlink has a strong record of soliciting customers with design ideas and obtaining design wins. The design win cycle starts when Zarlink and/or its representatives identify a need for one of its standard communications products that meet certain specifications in a customer's equipment design. Once Zarlink's product is selected for a design, the Company generally is assured of providing the semiconductor for the product until the product is no longer manufactured.

Asia/Pacific

The Asia/Pacific area is a major geographical market for Zarlink's semiconductor products, with China, Korea, Japan, Taiwan and Malaysia being the largest markets. Zarlink's semiconductor products are also sold in Australia, Hong Kong, Thailand, New Zealand, Singapore and the Philippines. The Company is expanding into other emerging markets in Asia/Pacific, such as India.

Zarlink maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China for semiconductor products. Over 70% of sales in these areas are achieved through distributors. The sales offices provide a service linking customers and applications support groups that assist OEMs in designing products with Zarlink components.

Americas

Until recently, Zarlink's semiconductor products (other than ultra low-power communications) were primarily sold through representatives of manufacturers and distributors. Zarlink's sales representatives, who dealt directly with the end customer, assisted with the design of systems incorporating Zarlink products. These products were then supplied through Zarlink's distributors. Beginning late in Fiscal 2002, the Company decreased its reliance on representatives and moved to a mostly direct selling model in order to enhance customer relationships. The direct sales force includes major account teams that target specific large customers for standard product designs. Distributors also continue to form an integral part of the Company's sales strategy. The regional headquarters are located in San Jose, California and Boston, Massachusetts.

Europe

Sales of Zarlink semiconductor components in Europe have been made primarily through its direct sales channel. Distributors also play an important role in the European region and management believes that their share of the overall business will increase over the next year due to the desire of many customers to consolidate their logistical demands. The Company maintains technically qualified sales teams across the entire region and supports them with a team of highly skilled applications engineers. The headquarters of the sales operation is in Paris, France.

Competition

Competition in the semiconductor market is intense, with new entrants continually coming into the industry. Rapid technological change, ever-increasing functionality due to integration, a focus on price performance, and evolving standards characterize the markets for Zarlink's products. Competition is based principally on design and system expertise, customer relationship, service and support. Management believes Zarlink compares favorably through its focus on proprietary designs, its intellectual property and large patent portfolio for the network access and user access markets and the healthcare markets and its sales and support network.

In the communications market, Zarlink focuses on the convergence of real time traffic with data. Management believes Zarlink has substantial intellectual property associated with networking real time traffic such as voice. Converged voice networking requires competencies in regulatory policies, analog and mixed signal design, specialty processes, and voice quality. Zarlink primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, and optoelectronic segments of the communications market rather than competing with commodity products. Proprietary designs generally provide longer product life cycles with customers than commodity products and present a significant barrier to entry.

Management believes that Zarlink's sales channels and applications support compare favorably to those of its competitors by providing worldwide coverage and extended support to assist customers in getting their products to market quickly.

Within the Network  Communications  segment,  Conexant Systems, Inc. (Conexant),
PMC-Sierra, Inc., Agere Systems, Inc., Infineon Technologies AG (Infineon), Integrated Device Technology, Inc. (IDT), Silicon Laboratories, Inc. (SiliconLabs), Semtech Corporation (Semtech), Broadcom Corporation (Broadcom) and Motorola, Inc. (Motorola) are the Company's main global competitors in one or more product lines. Management believes that Zarlink competes favorably in Network Communications based on the Company's extensive intellectual property rights in converged networks and in QoS while meeting regulatory and industry standards.

In the optoelectronic area of Network Communications, competitors in the LED and PIN diode business sectors include Agilent Technologies Inc., Honeywell Inc., Epitaxx Inc. and Tyco Electronics in North America and Infineon in Germany. In this area, management believes that Zarlink competes primarily on product specification, quality and customization capability. In the single channel VCSEL (vertical cavity surface emitting laser) market, Zarlink enjoys a shared leadership position with Honeywell. In the VCSEL array market, Zarlink was first to market to establish a leadership position and competes via sales support and price performance. In respect of the VSR SMART OSA transceiver, Zarlink competes mainly with Infineon and EMCORE Corporation, Agilent Technologies Inc., and PicoLight. Management believes that Zarlink's patented technology and higher reliability provide the Company with a competitive advantage.

Within the Consumer Communications segment, Philips International BV, Infineon, Toshiba Corporation, Motorola, Broadcom, Conexant, Maxim Integrated Products, Inc., ST Microelectronics, Inc., RF Micro Devices, Microtune Inc. and LSI Logic are Zarlink's main global competitors in one or more product lines. In this market, management believes Zarlink competes favorably using products designed on its bipolar processes and by using innovative design techniques on SiGe BiCmos and standard CMOS technologies.

In the Ultra Low-Power Communications segment, Zarlink competes mainly with American Microsystems, Inc., Medtronic, Inc., Microsemi Inc., system OEMs and smaller ASIC design houses using "pure play" foundries. Zarlink sells to five of the top seven healthcare OEMs worldwide. Management believes that with the Company's concentration of application knowledge, world-class ultra low-power design skills and a developing portfolio of key intellectual property, in conjunction with its comprehensive and certified quality system and long experience with key customers in the highly regulated healthcare device industry, Zarlink competes favorably against its competitors.

Manufacturing

The selection of manufacturing sites or suppliers is dependent on the type of semiconductor to be manufactured and the required process and technology.

Approximately 75% of the Company's products are sourced from approximately five independent foundries that supply the necessary wafers and process technologies. Of these independent foundries, the Company has wafer supply agreements with three independent foundries, which expire at various times from 2005 to 2007. Zarlink's remaining products are manufactured at the Company's own facilities.

The Company's silicon fab is located in Swindon in the United Kingdom. The Swindon facility uses bipolar technology for RF applications. IC probe and finished goods testing is done out of the Company's facilities in Ottawa, Canada and in Swindon and Plymouth in the United Kingdom. Zarlink's optical fab and assembly is located in Jarfalla, Sweden. Optoelectronic components and modules are produced at the Jarfalla, Sweden facility using gallium arsenide and indium phosphide processes. Hybrid assembly and testing is performed in Caldicot, United Kingdom.

Zarlink's foundry operation serves a growing base of customers in the United States and Europe by performing sub-contract manufacturing of silicon wafers using its bipolar processes. Zarlink views the foundry business as a means of enhancing its manufacturing facilities to perform at or near full capacity with a diversified set of applications, and of hedging against market trends in any one segment.

Zarlink's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the International Organization for Standardization.

Research and Development

Zarlink's current R&D programs are primarily directed at developing intellectual property in the areas of IC and Optical process development, communications ICs, optoelectronic components, and ultra low-power semiconductors.

Zarlink's process development efforts are focused on mixed signal processes and yield improvements in bipolar processes. R&D programs include development of intellectual property in the areas of ATM, line cards, network timing and synchronization functions, wide area network (WAN) chips, switching and voice processing functions, the TDMA, Edge, GPRS 2.5G and 3G wireless standards, set-top box communications chips and high performance analog ICs.
Optoelectronics R&D activity is focused on Optical GaAlAs/InP process development, Zarlink's patented Smart OSA packaging technology for VSR applications, and on laser technology for short and medium range applications.

In addition, research and development efforts are focused on ultra low-power, high quality, high reliability solutions for healthcare applications. Zarlink is focused on developing ultra low-power RF integrated circuits supporting short-range communications for health monitoring and other applications, including in-vivo systems. The Company is also developing high performance, ultra low-power audio data converters with technology that is also developed for use in digital hearing aids, for high growth communications and entertainment applications.

The Company intends to leverage its core competence in ultra low-power audio processing and ultra low-power wireless technology with its world-class ultra low-power integrated circuit engineering capability, to deliver compelling standard integrated circuit products, particularly for those applications spanning communications and healthcare.

Zarlink maintains product design centers in Ottawa, Canada; Jarfalla, Sweden; San Diego and Irvine in California, United States; Caldicot, Swindon, Plymouth, Lincoln and Borehamwood in the United Kingdom; and Rotterdam in the Netherlands.

As at March 28, 2003, Zarlink employed 444 research and development personnel primarily based in the United Kingdom, Canada, Sweden, and the United States.

Employees

As at March 28, the Company employed 1,278 persons. Approximately 52% of the Company's employees are located in the United Kingdom, 23% in Canada, 7% in the United States, and 18% in the rest of the world. Zarlink considers the relationship with its employees to be good.

Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union.

In the United Kingdom, approximately 36 employees of Zarlink's Swindon operations are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Negotiations are held annually in July. Management considers the Company's relationship with the unions in the United Kingdom to be satisfactory.

In Sweden, three unions represent approximately 125 employees. The Metall Industriarbetarforbundet union represents approximately 14 production employees; the Svenska Industriarbetarforbundet union represents approximately 70 office professional employees; and the Civilingenjorsforbundet union represents approximately 41 other professional employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each agreement is for a term of three years and the current agreement expires on March 31, 2004. Management considers the Company's relationship with the unions in Sweden to be satisfactory.

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

Such risks, uncertainties and assumptions include, among others, the following:

The failure of the Company's products to keep pace with rapidly changing technology and evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Most of the Company's products are sourced from approximately five independent foundries and the Company has concentrated supply arrangements for wafers and process technologies. Elimination or disruption of either of these arrangements could adversely affect the timing of product shipments.

Approximately, 75% of the Company's products are sourced from approximately five independent foundries that supply the necessary wafers and process technologies. Of these independent foundries, the Company has wafer supply agreements with three independent foundries, which expire from 2005 to 2007. These suppliers are obligated to provide certain quantities of wafers per year under these agreements. These independent foundries also produce products for other companies. As a result, we may not have access to adequate capacity or certain process technologies as capacity and technologies may be allocated to their other customers. If these independent foundries were unable or unwilling to manufacture the Company's products in required volumes, then it would be necessary to identify and qualify acceptable additional or alternative foundries. This qualification process could take six months or longer. It is possible that sufficient capacity may not be found quickly enough, if ever, to satisfy production requirements.

The Company operates in the highly competitive high technology industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations.

The markets for the Company's products are characterized by intense competition. Competition could further increase if new companies enter the market or if existing competitors expand their product lines or upgrade existing products to accommodate new technologies and features. Many of the Company's current and potential competitors have a longer operating history and greater technical, manufacturing, financial and marketing resources than the Company and, as a result, may be able to adapt more quickly or devote greater resources to changing technological requirements, customer demands and market trends. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its ability to compete successfully depends upon elements both within and outside its control, including successful and timely development of new products and manufacturing processes, product performance and quality, manufacturing yields and product availability, customer services, pricing, industry trends and general economic trends. There can be no assurance that the Company will compete successfully as to these factors. See "Business - Competition".

The Company's loss of key personnel could have a material adverse effect on its business, financial condition or results of operations.

The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of mixed signal products and processes. The competition for such personnel is intense. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has employment agreements with five executive officers, including Patrick J. Brockett, its President and Chief Executive Officer.

The Company's success is dependent on its intellectual property. The inability of, or any failure by, the Company to protect its intellectual property could have a material adverse effect on its business, financial condition and results of operations.

The Company's success and future revenue growth will depend, in part, on its ability to protect its intellectual property. The Company relies primarily on patent, copyright, trademark and trade secret laws, as well as nondisclosure agreements and other methods to protect its proprietary technologies and processes. There can be no assurance that such measures will provide meaningful protection for the Company's proprietary technologies and processes. The Company has been issued many patents, principally in the United States, Canada and the United Kingdom, and has filed numerous patent applications in such jurisdictions. There can be no assurance that any patent will issue from these applications or future applications or, if issued, that any claims allowed will be sufficiently broad to protect the Company's technology. In addition, there can be no assurance that any existing or future patents will not be challenged, invalidated or circumvented or that any right granted there under would provide meaningful protection or a competitive advantage to the Company. The failure of any patents to provide protection to the Company's technology would make it easier for the Company's competitors to offer similar products. The Company also generally enters into confidentiality agreements with its employees and strategic partners and generally controls access to and distribution of its product documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products, services or technology without authorization, develop similar technology independently or design around the Company's patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Certain of the Company's customers have entered into agreements with the Company pursuant to which such customers have the right to use the Company's proprietary technology in the event the Company defaults in its contractual obligations, including product supply obligations, and fails to cure the default within a specified period of time. Moreover, the Company often incorporates the intellectual property of its strategic customers into its design and the Company has certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps taken by the Company to prevent misappropriation or infringement of the intellectual property of the Company or its customers will be successful. Moreover, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others, including its customers. Such litigation could result in substantial costs to the Company and diversion of the Company's resources and could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may in the future be notified of claims that the products or services offered and sold by it are subject to patents or proprietary rights of third parties. Any such claim, whether or not it has merit, would be time consuming to evaluate and defend, and could result in substantial expense to the Company. An adverse determination of such claims could prevent the Company from making, using or selling certain of its products and subject the Company to damage assessments, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The business of the Company could be disrupted if it is unable to successfully integrate any businesses, technologies, product lines or services that are acquired in the future.

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

There are risks inherent in the Company's international operations which may have a material adverse effect on its business, financial condition and results of operations.

Approximately 80% of the Company's sales in Fiscal 2003 were derived from sales in markets outside the United States and 74% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates three manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's competitive position may be affected by exchange rate fluctuations. Changes in currency exchange rates and in the financial standings of the institutions that are counterparties to the Company's financial instruments could have a material adverse effect on the Company's business, financial condition and results of operations.

Subsequent to the end of Fiscal 2003 and on March 29, 2003, the Company changed the functional currencies in the parent company and its subsidiaries to the U.S. dollar (see Note 26 to the Consolidated Financial Statements). However, significant portions of the Company's costs of sales and other expenses are denominated in Canadian dollars, U.K. pounds sterling, and several other currencies. As such, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the U.S. dollar, the parent company's functional currency going forward. Changes in currency exchange rates may also affect the relative prices at which the Company and its competitors sell their products in the same markets, although the markets are primarily conducted in U.S. dollars. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements, principally local payrolls, and on certain significant transactions, over the ensuing 12 months. All foreign exchange contracts are carried at fair value and, to the extent these contracts qualify as effective hedges, the resulting unrealized gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for U.S. dollars at contractual rates. To further understand the impact of these risks, refer to Other Income (Expense), included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A Quantitative and Qualitative Disclosures About Market Risk.

Several major financial institutions are counterparties to the Company's financial instruments. It is the Company's practice to monitor the financial standing of the counterparties and limit the amount of exposure to any one institution. The counterparties to these contracts may expose the Company to a credit loss in the event of nonperformance. With respect to accounts receivable, concentration of credit risk is limited due to the diverse areas covered by the Company's operations. The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks. Anticipated bad debt loss has been provided for in the allowance for doubtful accounts.

The Company's operations could be adversely affected if it is unable to guard against currency and credit risks in the future. There can be no assurance that foreign currency fluctuations or credit risk will not have a material adverse effect on the Company's business, financial condition and results of operations.

The failure of the Company to comply with present or future environmental regulations, or to control the use, disposal or storage of or adequately restrict the discharge of, hazardous substances could subject the Company to future liabilities and could have a material adverse effect on its business, financial condition and results of operations.

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

Other Factors

The Company cautions that the factors referred to above and those referred to as part of particular forward-looking statements may not be exhaustive and that new risk factors emerge from time to time in its rapidly changing business.

Item 2. Properties

The Company owns one facility in Swindon, United Kingdom totaling 167,700 square feet (sf) used for wafer fabrication, design, sales and administration. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration, of which 27,000 sf is vacant and is available to be sub-leased.

The Company occupies 209,000 sf of leased space in Ottawa, Canada. The Ottawa leased space consists of two interconnected buildings used for design, sales, administration, and integrated circuit design and testing. Approximately 38,000 sf of the space is sub-let to two tenants with lease periods expiring in December 2003 and June 2007, respectively.

The Company occupies 49,000 sf of leased space in Portskewett, Wales, United Kingdom that is used for hybrid modules, manufacturing and administration.

The Company also leases and operates 25 regional facilities, totaling 133,000 sf, primarily dedicated to design and sales. A geographical breakdown of these facilities is as follows: nine locations in the United States totaling 45,100 sf, of which 10,800 sf is sub-leased; six locations in the United Kingdom totaling 69,300 sf, of which 6,300 sf is sub-leased; three locations in Europe totaling 6,130 sf (France, Germany, Holland); and, seven locations in the Asia/Pacific region (China, Japan, Korea, Singapore, Taiwan, and Malaysia) totaling 14,670 sf.

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

                             New York Stock Exchange
                                 (U.S. Dollars)

                                 2003                              2002
                      --------------------------        ------------------------
                          High         Low                 High         Low
                      --------------------------        ------------------------
1st Quarter              10.00         4.65                10.19        6.99
2nd Quarter               5.43         1.97                10.25        6.34
3rd Quarter               3.96         1.31                12.05        7.22
4th Quarter               3.65         2.26                12.60        9.17


                             Toronto Stock Exchange
                               (Canadian Dollars)

                                 2003                             2002
                      --------------------------        ------------------------
                          High         Low                 High         Low
                      --------------------------        ------------------------
1st Quarter              15.90         7.05                15.54       11.00
2nd Quarter               8.48         3.15                15.69       10.05
3rd Quarter               6.25         2.16                18.89       11.30
4th Quarter               5.69         3.53                20.00       14.55

SHAREHOLDERS

There were 4,832 common shareholders of record as at May 30, 2003.

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

Dividends paid by the Company to common shareholders not resident in Canada would generally be subject to Canadian withholding tax at the rate of 25% or such lower rate as may be provided under applicable tax treaties. Under the Canada - United States tax treaty, the rate of withholding tax applicable to such dividends paid to residents of the United States would generally be 5%.

Item 6. Selected Financial Data

(in millions of U.S. dollars, except per share amounts)

The following table is derived from the consolidated financial statements included elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and the requirements of the U.S. Securities and Exchange Commission (SEC).

                                Fiscal Year Ended
               (at the end of fiscal year for balance sheet data)


                                                             ----------------------------------------------------
U.S. GAAP and SEC Requirements                                  2003      2002       2001      2000       1999
                                                             ----------------------------------------------------
Income Statement Data:
    Revenue                                                  $ 193.8    $ 222.1    $ 450.2    $ 409.9    $ 371.2
    Gross margin percentage                                      47%        30%        50%        46%        43%
    Gross research and development expense                      88.8       83.5       93.9       70.3       68.7
    Net income (loss) from continuing operations               (60.3)    (120.8)    (278.4)      34.2       (0.5)
    Net income (loss)                                          (57.9)    (120.8)    (270.8)      50.2       (6.4)
     Net income (loss) per common share from continuing
    operations
       Basic                                                    (0.49)     (0.98)     (2.32)      0.28      (0.02)
       Diluted                                                  (0.49)     (0.98)     (2.32)      0.27      (0.02)
     Net income (loss) per common share
       Basic                                                    (0.47)     (0.98)     (2.25)      0.42      (0.07)
       Diluted                                                  (0.47)     (0.98)     (2.25)      0.41      (0.07)
Balance Sheet Data:
    Working capital                                          $ 118.9    $ 160.9    $ 225.9    $ 267.5    $ 217.8
    Total assets                                               247.6      321.1      463.6      835.2      848.8
    Long-term debt                                               0.2        0.7        4.8      149.6      183.5
    Redeemable preferred shares                                 18.9       20.6       21.4       23.5       22.8
    Shareholders' equity
       Common shares                                           768.3      767.6      762.7      546.0      552.2
       Additional paid in capital                                2.1        4.1        1.7        -          1.8
       Deferred stock compensation                               -         (0.8)      (6.8)       -          -
       Deficit                                                (582.8)    (522.9)    (400.2)    (127.4)    (161.7)
       Accumulated other comprehensive loss                    (32.5)     (45.9)     (42.6)     (13.7)      (6.4)

     See note 19 to the consolidated financial statements for a discussion regarding the effect of the discontinued operations on Fiscal 2003, 2002 and 2001 results.

                       SUPPLEMENTARY FINANCIAL INFORMATION
             (in millions of U.S. dollars, except per share amounts)
                                   (Unaudited)


Selected Quarterly Financial Data
(in accordance with U.S. GAAP)


        FISCAL 2003                               First       Second       Third       Fourth       Full
        (Unaudited)                              Quarter     Quarter      Quarter     Quarter       Year
                                                ---------------------------------------------------------
        Revenue                                 $   48.0    $   46.2    $   46.8     $   52.8    $  193.8
        Gross margin                                22.1        20.7        21.2         26.4        90.4
        Gross margin percentage                     46%         45%         45%          50%         47%
        Net loss                                    (8.7)      (11.9)      (13.7)       (23.6)      (57.9)
        Net loss per common share - basic         (0.07)      (0.10)      (0.11)       (0.19)      (0.47)


        FISCAL 2002                               First       Second       Third       Fourth       Full
        (Unaudited)                              Quarter     Quarter      Quarter     Quarter       Year
                                                ---------------------------------------------------------
        Revenue                                 $   67.8    $   50.5    $   51.7     $   52.1    $  222.1
        Gross margin                                 5.1        16.6        20.9         23.1        65.7
        Gross margin percentage                      8%         33%         40%          44%         30%
        Net loss                                   (60.5)      (19.7)      (18.3)       (22.3)     (120.8)
        Net loss per common share - basic         (0.49)      (0.16)      (0.15)       (0.18)      (0.98)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

(in millions of U.S. dollars, except per share amounts)

This section should be read in combination with the accompanying audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles (GAAP). All dollar amounts in this Management's Discussion and Analysis of Financial Conditions and Results of Operations (other than per share amounts) are in millions of United States dollars unless otherwise stated. Certain statements in this section and in other sections of this Annual Report on Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. These risks, uncertainties and other factors include, among others, those identified under "Forward-Looking Statements and Risk Factors" elsewhere in this Form 10-K. Accordingly, actual outcomes and results may differ materially from results forecasted or suggested in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

For almost 30 years, Zarlink  Semiconductor has delivered the integrated circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. Management believes that the Company's success is built on its technology strengths encompassing voice and data networks, consumer and ultra low-power communications, and high-performance analog. At March 28, 2003, the Company employed 1,278 people worldwide, including 444 designers.

The  Company   segments  its  business  as  Network   Communications,   Consumer
Communications and Ultra Low-Power Communications. The Company previously reported its business segments as Communications and

Medical. The change in segments resulted from the evolution of the Company's business model and growth strategies along the lines of these three segments.

Network Communications was previously known as Network Access and was part of the Communications segment. Consumer Communications was previously known as User Access and was also part of the Communications segment. The Ultra Low-Power Communications segment, previously known as Medical, now better reflects the expanded opportunities arising in healthcare and communications from the Company's ultra low-power expertise.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the fiscal year ended March 28, 2003, compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of, and should be read in conjunction with, this Management's Discussion and Analysis.

RESULTS OF OPERATIONS

Summary of Results from Operations


(millions of U.S. dollars, except per share amounts)          2003       2002       2001
                                                            ------------------------------
Consolidated revenue:                                       $ 193.8    $ 222.1     $ 450.2
   Network Communications                                     115.8      114.5       259.9
   Consumer Communications                                     49.1       72.7       157.5
   Ultra Low-Power Communications                              28.9       34.9        32.8

Operating income (loss) from continuing operations:           (41.7)    (128.5)     (258.1)
   Network Communications                                     (20.0)     (73.6)      (27.5)
   Consumer Communications                                    (21.1)      (8.8)        9.9
   Ultra Low-Power Communications                              (4.5)       8.8         0.9
   Unallocated income (costs)                                   3.9      (54.9)     (241.4)

Net loss from continuing operations                           (60.3)    (120.8)     (278.4)
Net loss per common share from
   continuing operations - Basic                             (0.49)     (0.98)      (2.32)
Net loss                                                      (57.9)    (120.8)     (270.8)
Net loss per common share - Basic                            (0.47)     (0.98)      (2.25)
Weighted average common shares outstanding - millions         127.1      125.6       121.1


Fiscal 2003 revenue decreased by $28.3, or 13%, from Fiscal 2002. The decrease in revenue was due to lower sales volumes, caused by the continued downturn in the semiconductor industry, in the Consumer Communications segment, principally in cellular wireless, and in the audiologic component market within the Ultra Low-Power Communications segment. Higher channel inventory levels and lower end-customer demand continued to keep sales levels suppressed during the year, however increased customer bookings are beginning to show an indication of improved inventory positions with customers. Revenue in Fiscal 2002 decreased by $228.1, or 51%, from revenue in Fiscal 2001. The decrease in Fiscal 2002 from Fiscal 2001 was due to lower network and consumer communication semiconductor sales volumes caused by a prolonged slump that was widely recognized as the sharpest downturn in the history of the semiconductor industry.

In Fiscal 2003, the Company recorded a net loss from continuing operations of $60.3, or $0.49 per share. This compares to a net loss from continuing operations of $120.8, or $0.98 per share, in Fiscal 2002. The Fiscal 2003 net loss included a recovery of stock compensation expense of $1.4, as well as an $11.5 non-cash write-down of its investment in Mitel Networks and the $6.6 impact of settling a defined benefit pension plan in the United Kingdom. The Company also incurred $5.1 of mostly non-cash foreign exchange charges, principally related to holding significant US dollar cash balances in the Canadian parent company. This was partially offset by reductions in accruals related to prior years' exit activities amounting to $5.0 and by a cash settlement gain of $3.7 on the early termination of a lease by a tenant. The Fiscal 2002 net loss included a special inventory write-down of $29.1, special charges of $41.1 related to restructuring and asset impairments, stock compensation expense of $8.4, a $5.4 loss on the sale of the Bromont foundry, amortization of acquired intangibles of $4.4, and a write-off of $3.5 related to the Company's investment in Optenia, Inc. which ceased to operate. In Fiscal 2001, the net loss from continuing operations was $278.4, or $2.32 per share, after the amortization of acquired intangibles of $65.3 and a pre-tax charge for the impairment of goodwill and its fabrication facilities totaling $237.6.

Zarlink's operations are comprised of three reportable business segments - Network Communications, Consumer Communications, and Ultra Low-Power Communications. Zarlink's Network Communications segment specializes in voice and data network products, while the Consumer Communications segment offers semiconductor solutions for wireless handsets and digital set-top boxes. Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as pacemakers, hearing aids, portable instruments, and personal area communication devices. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

       Network Communications
       (millions of U.S. dollars)                2003      2002     2001
                                                ------    ------   ------
       Revenue:                                 $115.8    $114.5   $259.9
                                                ======    ======   ======
       As a % of total revenue                      60%      51%       58%

       Operating loss                           $(20.0)   $(73.6)  $(27.5)
                                                ======    ======   ======

Zarlink's Network Communications products provide connectivity to the enterprise and metropolitan markets through feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for Fiscal 2003 totaled $115.8, up 1% from $114.5 in Fiscal 2002 and down 55% from $259.9 in Fiscal 2001. Revenue continued to be adversely affected by customer and channel inventory adjustments, a trend that began during the second half of Fiscal 2001 and continued through Fiscal 2003. The revenue growth in Fiscal 2003 was partially offset by the loss of foundry revenue resulting from the disposal of two complementary metal oxide semiconductor (CMOS) fabrication facilities in the fourth quarter of Fiscal 2002.

The segment's operating loss improved to $20.0 in Fiscal 2003 from an operating loss of $73.6 in Fiscal 2002, and down from an operating loss of $27.5 in Fiscal 2001. The Fiscal 2002 results of the Network Communications segment were adversely affected by an excess inventory charge of $23.4 to cost of sales for inventories estimated to be beyond its needs for the following 12 months. This write-down was necessary in light of the downturn in the communications semiconductor industry.

In addition to the above market conditions, the Network Communications results were reduced by the Company's continuing significant investment in research and development to develop and launch new products. The impact of new products on revenue in the year of introduction is not normally significant. However, management believes that new product introductions are critical to supporting future revenue growth. During Fiscal 2003, the Company continued to secure design wins and introduced 53 new products to the market, up from 25 new products introduced in Fiscal 2002 and eight in Fiscal 2001.

        Consumer Communications
        (millions of U.S. dollars)             2003         2002        2001
                                              ------       -----       ------
        Revenue:                              $ 49.1       $72.7       $157.5
                                              ======       =====       ======
        As a % of total revenue                   25%         33%         35%

        Operating income (loss)               $(21.1)      $(8.8)      $  9.9
                                              ======       =====       ======

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV).

Revenue for Fiscal 2003 totaled $49.1, down 32% from $72.7 in Fiscal 2002 and down 69% from $157.5 in Fiscal 2001. The adverse business conditions described above for Network Communications also had a similar negative impact on the Consumer Communications business in Fiscal 2003.

The segment's operating loss increased to $21.1 in Fiscal 2003 from an operating loss of $8.8 in Fiscal 2002 and down from operating income of $9.9 in Fiscal 2001. The Fiscal 2002 results were adversely affected by an excess inventory charge of $5.7 to cost of sales for inventories estimated to be beyond its needs for the following 12 months. This write-down resulted from the downturn in the communications semiconductor industry.

Despite lower sales volumes and margins, the Consumer Communications segment continues to invest in research and development to expand its new product portfolio of wireless and set-top box semiconductor solutions. During Fiscal 2003, the Company continued to secure design wins and introduced ten new products to the market, up from nine new products introduced in Fiscal 2002 and six in Fiscal 2001.

        Ultra Low-Power Communications
        (millions of U.S. dollars)               2003        2002        2001
                                                -----       -----       -----
        Revenue:                                $28.9       $34.9       $32.8
                                                =====       =====       =====
        As a % of total revenue                    15%         16%         7%

        Operating income (loss)                 $(4.5)      $ 8.8       $ 0.9
                                                =====       =====       =====

Zarlink's  Ultra  Low-Power  Communications  business  provides  ASIC  and  ASSP
solutions  for  applications   such  as  pacemakers,   hearing  aids,   portable
instruments and personal area communications devices.

Fiscal 2003 Ultra Low-Power Communications sales of $28.9 were down 17% from $34.9 in Fiscal 2002 and down 12% from $32.8 in Fiscal 2001 due to higher customer inventories and reduced demand in the analog audiologic business. The Ultra Low-Power Communications operating results declined when compared with Fiscal 2002 and Fiscal 2001 results due to lower revenues combined with a weaker product mix which produced lower gross margins. During Fiscal 2003, the Ultra Low-Power Communications group introduced seven new products in addition to the seven new products introduced in Fiscal 2002 and the two new products introduced in Fiscal 2001.

GEOGRAPHIC REVENUE

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:


(millions of U.S. dollars)        2003       % of Total    2002       % of Total    2001       % of Total
                                 ------------------------------------------------------------------------
Asia Pacific                     $ 75.5          39%      $ 56.7          25%      $113.1          25%
Europe                             62.5          32         82.5          37        138.9          31
United States                      39.6          20         63.5          29        176.5          39
Canada                             11.2           6         15.6           7         14.5           3
Other Regions                       5.0           3          3.8           2          7.2           2
                                 ------         ----      ------         ----      ------         ----
Total                            $193.8         100%      $222.1         100%      $450.2         100%
                                 ======         ====      ======         ====      ======         ====

For the year ended March 28, 2003, the net movement in exchange rates from Fiscal 2002 favorably impacted total revenue from continuing operations by 5% ($8.9). For the year ended March 29, 2002, the net movement in exchange rates from Fiscal 2001 favorably impacted total revenue from continuing operations by 0.4% ($0.8).

Asia/Pacific

Asia/Pacific sales represented 39% of the Company's total sales in Fiscal 2003, and increased by 33% compared to Fiscal 2002 due to higher product sales within the Network Communications and Consumer Communications segments. Ultra Low-Power Communications sales in Asia/Pacific decreased in Fiscal 2003, as compared to Fiscal 2002.

Sales in the Asia/Pacific region decreased by 50% in Fiscal 2002 compared to Fiscal 2001. The decrease was due to lower demand for the Company's Network Communications and Consumer Communications products.

Europe

European sales decreased by 24% in Fiscal 2003 from Fiscal 2002 due to lower Network Communications and Consumer Communications product sales. Ultra Low-Power Communications sales in Europe showed a minor increase over sales in Fiscal 2002.

Fiscal 2002 sales into Europe decreased by 41% from Fiscal 2001 due to lower sales of Network Communications and Consumer Communications products.

United States

Sales into the United States decreased by 38% in Fiscal 2003 from Fiscal 2002. The decrease was due to lower product sales, predominantly in the Consumer Communications segment and also in the Ultra Low-Power Communications segments.

Sales decreased by 64% in the United States in Fiscal 2002 from Fiscal 2001. The decrease was due to lower sales of Network Communications and Consumer Communications products.

Canada

Canadian sales decreased by 28% in Fiscal 2003 from Fiscal 2002 due to lower Network Communications sales in Canada.

Sales in Canada increased from Fiscal 2001 to Fiscal 2002 by 8%, mostly due to the inclusion of sales to Mitel Networks Corporation, successor to the Systems business that was sold on February 16, 2001. Mitel Networks Corporation ceased its affiliation with Zarlink on February 16, 2001.

Other Regions

Sales into other regions increased by $1.2 in Fiscal 2003 compared with Fiscal 2002, and decreased by $2.2 as compared to Fiscal 2001.

GROSS MARGIN

(millions of U.S. dollars)               2003          2002          2001
                                       ------------------------------------
Gross margin                           $  90.4       $  65.7       $  224.0
As a % of total revenue                    47%           30%            50%

The Company's gross margin as a percentage of revenue was 47% for the year ended March 28, 2003, compared to 30% in Fiscal 2002 when the Company recorded an inventory obsolescence charge of $29.1. The gross margin improvements in Fiscal 2003 compared to Fiscal 2002 were attributable to lower overall manufacturing costs, and a favorable product mix in the Network Communications and Consumer Communications segments. The Fiscal 2003 gross margin was favorably impacted by one percentage point principally due to selling previously written-down Network Communications inventory. The improvement was partially offset by severance costs of $1.0 related to cost reductions undertaken within the operations group.

The lower gross margin in Fiscal 2002 compared to Fiscal 2001 was principally attributable to the $29.1 excess inventory charge to cost of sales for inventories estimated to be beyond its needs for the following 12 months.
Margins were also lower due to the declining sales volumes of Network Communications and Consumer Communications products in Fiscal 2002 and the associated negative manufacturing variances resulting from lower plant utilization.

OPERATING EXPENSES

Research and Development (R&D)

(millions of U.S. dollars)               2003           2002          2001
                                       ------------------------------------
R&D expenses                           $  88.8        $  83.5       $  93.9
As a % of total revenue                   46%            38%           21%

R&D expenses increased by 6%, or $5.3, in Fiscal 2003 from Fiscal 2002, primarily due to new product development, increased headcount in certain R&D projects to accelerate time to market initiatives and certain severance costs associated with project cancellations. In Fiscal 2003, the Company recorded R&D severance costs of $2.8, which were mainly related to the Company's decision in the third quarter of Fiscal 2003 to cease product development in the VDSL (Very high rate Digital Subscriber Line) market in order to concentrate its R&D resources on higher and more immediate growth opportunities. Management decided to cease its VDSL product development due to revised expectations of unacceptably long time-to-revenue and volume deployment.

Fiscal 2002 R&D decreased by 11%, or $10.4, relative to Fiscal 2001 R&D due to restructuring and the consolidation of R&D activities.

Investments are being made in high-growth areas such as Network Communications, Consumer Communications, and in Ultra Low-Power Communications devices.

In the Network Communications product line, R&D activities focused on the following areas:

o Time Division Multiplex (TDM) switch development to set new industry standards in terms of channel density, levels of integration, feature sets and power density;

o Development of Voice Processing products for today's emerging Carrier Class Gateways and Voice over IP (Internet Protocol) Networks for mobile telephony, addressing the problem of voice echo cancellation in the system. New products will include Zarlink technology to improve convergence time and voice quality thereby allowing the product to consume even less power and also enable better power consumption for voice transmitted through the mobile network;

o Planned development of higher speed Phase Lock Loops (PLL) for Network Timing & Synchronization. These high speed PLLs will be used to provide the timing for transporting information over SONET/SDH links that operate up to 622 Mbits/s;

o Meeting convergence with TDM/IP Processing in Packet Processing, and Ethernet Switching for backplanes, linecard, edge/metro and Virtual Private Network (VPN) switches in Packet Switching;

o Utilization of its Radio Frequency (RF) expertise for Timing, Synthesizers, Interface drivers, and Amplifiers for its High Performance Analog product development; and

o Very Short Reach (VSR) parallel optical solutions targeted at terabit speeds and higher.

In the Consumer Communications product line, R&D activities focused on the following areas:

o Providing a multi-mode cellular phone radio transceiver chip, compliant with 2/2.5G standards for Time Division Multiple Access (TDMA)/Global
     System for Mobile communications (GSM)/Enhanced Data rates for GSM Evolution (EDGE)/General Packet Radio Service (GPRS)/Advanced Mobile Phone Service/System (AMPS), and developing a 2-chip radio solution for 3rd generation GSM/Wide and Code Division Multiple Access (WCDMA) cellular phones;

o Providing tuner, demodulator and peripheral chips for satellite, cable and terrestrial digital set-top boxes, integrated digital televisions and adapter boxes; and

o Development of the most highly integrated system-on-a-chip solution for integrated Digital Terrestrial Televisions, Digital Terrestrial Set-top boxes, adapter boxes and media centers, compliant with the Digital Video Broadcasting - Terrestrial (DVB-T) standard.

In the Ultra Low-Power Communications business segment, R&D activities focused on semiconductor solutions and technologies for a variety of in-vivo and audiological applications, including:

o    High  performance  custom   Coder/Decoders   (CODECs)  and  digital  signal
     processing (DSP) chips for major hearing aid companies;

o    Application-specific standard products (ASSPs) as opposed to custom ASICs;

o Surge protection chips used in implantable pacemakers and defibrillators for cardiac rhythm management;

o High performance, ultra low-power audio converters (CODECs), technology also used in digital hearing aids, for high growth communications and entertainment applications; and

o    Ultra  low-power   integrated  circuits  supporting   short-range  wireless
     communications for healthcare and other applications, including implantable and in-vivo systems.

Selling and Administrative (S&A)

(millions of U.S. dollars)               2003           2002          2001
                                       ------------------------------------
S&A expenses                           $  47.2        $  51.4        $ 81.5
As a % of total revenue                    24%            23%           18%

S&A expenses decreased in Fiscal 2003 by $4.2, or 8% from Fiscal 2002, principally as a result of cost reductions implemented in Fiscal 2002 in response to the industry downturn. During Fiscal 2003, the Company continued to implement cost reduction strategies within the sales and marketing organizations and various general administration functions across all geographic regions. Severance costs of $3.0 were recorded in S&A operating costs during Fiscal 2003.

In Fiscal 2002, S&A expenses decreased by $30.1, or 37%, from Fiscal 2001 as a result of cost reductions implemented during that year in response to the industry downturn. Management expects that S&A expenses will remain relatively flat in Fiscal 2004 as compared to Fiscal 2003

Stock Compensation Expense

The Company records stock compensation expense or recovery arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Inc. (Vertex), which was acquired in July 2000, and from certain stock options subjected to option exchange programs. The Company recorded $0.5 of stock compensation expense in Fiscal 2003 due to the vesting of restricted stock awarded to certain employees of Vertex as compared to expense of $6.0 in Fiscal 2002 and $3.3 in Fiscal 2001. No further stock compensation expense will be recorded against these formerly restricted shares.

During Fiscal 2003, the Company recorded a net stock compensation recovery of $1.4, as compared to a stock compensation expense of $8.4 in Fiscal 2002 and $3.8 in Fiscal 2001. The compensation recovery in Fiscal 2003 was the result of the decrease in market price of the underlying common stock in Fiscal 2003. The reduced market price resulted in a recovery of previously recorded stock compensation expense on outstanding unvested options.

Special Charges

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

The Company also reviewed the carrying value of certain manufacturing assets in the year ended March 29, 2002. Based on an analysis of estimated future undiscounted cash flows resulting from changes in the expected use of these fixed assets, the Company determined that the carrying value of these fixed assets was impaired and recorded a write down of $4.6. The Company also recorded a write-down of $2.1 in the year ended March 29, 2002 related to the economic uncertainty of certain long-term investments held at cost.

The fourth quarter special charge was net of a reversal of $3.1 from the first quarter restructuring provision that was no longer required. The reversal was due to savings on the workforce reduction program and to the subsequent sub-letting of vacant space in Irvine, California just after the close of Fiscal 2002.

Special Charge Recorded in Fiscal 2001

The Company recorded an impairment charge, before taxes, of $237.6 in the fourth quarter of Fiscal 2001 in respect of certain capital assets. The basis for the impairment charge is described below.

The industry slowdown was one of the key factors that led to a review of the Company's carrying value of acquired intangible assets related to Vertex. Management believed the unfavorable market conditions would continue, for the foreseeable future, to negatively affect the timing of expected future cash flows resulting from the acquired technology. Management believes the technology itself is sound and is a critical element in the Company's focus on IP-based products.

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

The Company also reviewed the carrying value of its fabrication (fab) facilities in the fourth quarter of Fiscal 2001. Factors leading to the review for impairment included management's expectation that fab utilization would fall to less than 50%, resulting in lower cash flows to recover the investment in the fabs. The lowered expectation resulted from recent partnerships that were developed with outside fabs for new Zarlink designs based on future technologies that are beyond existing capabilities at the Company's fabs. This review also considered the adverse market conditions, which resulted in a low operating rate for these facilities as well as the Company's manufacturing strategy, described elsewhere in this Annual Report on Form 10-K, that is expected to incorporate higher degrees of outsourcing. Based on an analysis of undiscounted expected future cash flows reflecting these conditions, the Company determined that the fabrication buildings and equipment were impaired and recorded a charge of $124.7, before income tax recoveries of $9.3, to write down these carrying values. The tax recovery was separately included in the Company's total income tax expense.

Loss (Recovery) on Sale of Busines

On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, and related business to DALSA Semiconductor Inc. (DALSA) for $16.9. Under the agreement, Zarlink received $13.0 in cash from DALSA and retained a 19.9% investment in the Bromont foundry which was subsequently sold in Fiscal 2003. In the fourth quarter of Fiscal 2002, the Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2.

On March 28, 2002, the Company sold its wafer fabrication facility in Plymouth, U.K., as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG (X-FAB) of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and a note of $18.0 repayable over three years. The gain on sale was deferred and netted against the carrying value of the note receivable.

The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont. There is no minimum unit volume purchase requirement under the agreement. Approximately 250 Zarlink employees affiliated with the Bromont operation were transferred to DALSA as part of the agreement.

In the fourth quarter of Fiscal 2003, the Company recorded a reversal of $2.5 related to the reduction of certain provisions accrued at the time of the Bromont and Plymouth foundry sales in Fiscal 2002. The excess provision was reversed as a result of a reduction in the remaining costs to separate the businesses and to settle claims.

Amortization of Acquired Intangibles

Amortization of acquired intangibles decreased to nil in Fiscal 2003 from $4.4 in Fiscal 2002 and $65.3 in Fiscal 2001. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000 were expensed in Fiscal 2002. The Fiscal 2002 expense was comprised of regular amortization of $2.8 and an accelerated write-down of $1.6 associated with the impairment of other acquired intangibles to reduce the carrying value to nil as at March 29, 2002. The Fiscal 2001 amortization of acquired intangibles was related to the acquisition of Vertex in Fiscal 2000.

OTHER INCOME (EXPENSE)

In Fiscal 2003, other expense was $16.5, as compared to income of $7.1 in Fiscal 2002, and an expense of $2.2 in Fiscal 2001. Other income (expense) was comprised of interest income, foreign exchange gains and losses, and other non-operating gains and losses.

Interest income was $3.0 for the year ended March 28, 2003 as compared to $5.5 in Fiscal 2002 and $9.0 in Fiscal 2001. The year over year decreases from Fiscal 2001 to Fiscal 2003 were due to lower average cash balances on hand and to lower interest rates.

Foreign exchange losses in Fiscal 2003 amounted to $5.6 (2002 - gain of $7.3; 2001 - loss of $10.6). Gains and losses are realized on short-term investments held in currencies other than the functional currency of the parent company, and according to month-end foreign exchange rates. During Fiscal 2003, there was a $5.1 net decrease in earnings due to the foreign exchange revaluation of short-term investments held in currencies other than the functional currency of the parent company. Other foreign exchange losses amounted to $0.5 in Fiscal 2003.

The Company sold its investment in DALSA in the third quarter of Fiscal 2003 for cash proceeds of $4.2 and recorded a gain on sale of $0.7.

During the fourth quarter of Fiscal 2003, and as a result of the Company's assessment of financial information received in the fourth quarter of Fiscal 2003, and of ongoing challenges in the enterprise communications market, the Company recorded an $11.5 non-cash write-down of its investment in Mitel
Networks Corporation (Mitel). Reference is made to the Company's policy on Investments in Private Companies, included in Critical Accounting Policies and Significant Estimates, located elsewhere in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

During the fourth quarter of Fiscal 2003, the Company recorded a charge of $6.6 related to the settlement of the U.K. defined benefit pension plan.

During the fourth quarter of Fiscal 2003, the Company negotiated the settlement of a long-term lease contract with a tenant at the Company's Sweden plant. The Company recorded a recovery of $3.7 in the fourth quarter of Fiscal 2003 in connection with the cash proceeds from the lease settlement.

During Fiscal 2002, the Company recorded an equity loss from its investment in Optenia, Inc. amounting to $2.2. The equity loss in Fiscal 2001 was $0.6, representing only one quarter of activity since the original investment in January 2001. There were no further equity losses recorded during Fiscal 2003 as the investment in Optenia, Inc. was written off to nil in the fourth quarter of Fiscal 2002 after it went into bankruptcy.

INTEREST EXPENSE

Interest expense was $1.0 for Fiscal 2003, compared with $0.8 and $10.7 for Fiscal 2002 and Fiscal 2001, respectively. Interest expense related primarily to capital leases.

INCOME TAXES

Income tax expense for Fiscal 2003 was $1.1, compared with an income tax recovery of $1.4 for Fiscal 2002 and an expense of $3.6 for Fiscal 2001. The tax expense in Fiscal 2003 was mainly comprised of Canadian income and capital taxes. The recovery in Fiscal 2002 was principally due to the loss on sale of the CMOS foundry in Bromont, Canada while the expense in Fiscal 2001 was mostly attributable to taxable income in Canada.

The Company's effective tax rate was an expense of 2% in Fiscal 2003. This tax rate was lower than the 35% domestic tax rate due to unrecorded temporary differences and losses incurred during the year. In Fiscal 2002, Zarlink's effective tax rate was a recovery of 1%. This tax rate was lower than the 35% domestic tax rate primarily due to unrecorded temporary differences and losses incurred during Fiscal 2002. In Fiscal 2001, Zarlink's effective tax rate from continuing operations was an expense of 1%. This tax rate was lower than the 40% domestic tax rate primarily due to the write-down of non-deductible goodwill and purchased in-process research and development, and unrecorded losses and temporary differences in the Company's foreign operations.

The Company had a valuation allowance at the end of Fiscal 2003 of $106.0 (Fiscal 2002 - $75.8; Fiscal 2001 - $54.1). Management has determined that sufficient uncertainties continue to exist regarding the realization of certain of its deferred tax assets and consequently a valuation allowance has been required to reduce the recorded value of these assets. The increase in the allowance relates mainly to unrecorded investment tax credits and losses incurred in Fiscal 2003 in the Company's domestic and foreign jurisdictions, which were partially offset by the reversal of temporary differences in those same jurisdictions.

BACKLOG

(millions of U.S. dollars)             2003             2002              2001
                                     -----------------------------------------
90-Day Backlog                       $ 38.5          $ 33.5          $ 89.3

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for a quarter or year.

The  backlog  has  increased  as a result of  improved  bookings  in the Network
Communications  and  Ultra  Low-Power   Communications  business  segments  when
compared with Fiscal 2002 levels.

DISCONTINUED OPERATIONS

Communications Systems Business (Systems)

During the fourth quarter of Fiscal 2003, and on the second anniversary of the sale of the Systems business, the Company recorded a reversal of $2.4, related to the release of excess provisions related to the discontinued operations. There were no discontinued operations included in the results of operations for the year ended March 29, 2002.

On February 16, 2001, the Company concluded the sale of the Systems business to Dr. Terence H. Matthews for net proceeds of $196.7, after adjustments. As a result of this sale, the Company recorded a net gain of $13.3, after transaction costs and income taxes in the year ended March 30, 2001.

Systems recorded revenue of $343.5 during the period from April 1, 2000 to February 16, 2001, down from $539.3 for the full year in Fiscal 2000. The revenue decrease from the prior year was principally due to industry-wide market softness while end customers delayed capital spending on systems and applications. Management believed industry announcements regarding new voice communications systems moving to an IP platform resulted in certain customers deferring capital spending in order to acquire the advanced functionality afforded by the new IP platforms in the future.

During the period up to the measurement date of November 3, 2000 (the date the Company adopted formal plans to pursue divestiture opportunities related to the Systems business), the Systems business had an operating loss, net of tax recoveries of $3.0, of $5.7 (2000 - $21.4, net of taxes of $14.8).

NET LOSS

The Company recorded a net loss of $57.9, or $0.47 per share in Fiscal 2003. This compares to a net loss of $120.8, or $0.98 per share, in Fiscal 2002. In Fiscal 2001, net loss was $270.8, or $2.25 per share.

The net loss in Fiscal 2003 was mainly due to lower revenue, caused by the continued downturn in the semiconductor industry, and to non-operating charges described and included in Other Expense.

The Fiscal 2002 net loss resulted primarily from lower revenue due to the communications industry downturn, which in turn led to a charge for excess inventory of $29.1 and special charges of $41.1. The loss also included the $5.4 loss on sale of the Bromont foundry business, stock compensation expense of $8.4, and the impairment of the Company's equity investment in Optenia amounting to $3.5.

The net loss in Fiscal 2001 resulted primarily from the charge for impairment of capital assets of $237.6, the amortization of acquired intangibles of $65.3 and the expense of $3.8 associated with early repayment of long-term debt, partially offset by income, net of taxes, from discontinued operations amounting to $7.6.

LIQUIDITY AND CAPITAL RESOURCES

At March 28, 2003, cash, cash equivalents, short-term investments and restricted cash balances totaled $119.2, down from $154.4 at March 29, 2002. Cash and cash equivalents at March 28, 2003, included in the amount above, were $23.5 (2002 - $75.6).

Cash flow used in operations before working capital changes was $26.4 during Fiscal 2003 compared to cash flow used in operations of $35.0 during Fiscal 2002. The decrease in cash flow used in operations during Fiscal 2003 mainly resulted from improved operating earnings compared to Fiscal 2002. Since March 29, 2002, the Company's working capital, as reflected in the consolidated statements of cash flows, decreased by $1.7, mostly due to the reduction of inventories and prepaid expenses and improved cash collections from trade receivables. This was offset by reductions of trade accounts payable and other accrued liabilities and on the settlement of certain pound sterling denominated hedge contracts. Management expects to further draw down inventory levels in Fiscal 2004 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital decreased by $11.1 during Fiscal 2002, mainly as a result of inventory reduction and improved cash collections from trade receivables. This was offset by a reduction of trade accounts payable and other accrued liabilities, including payments in respect of exit activities.

Cash used in investing activities was $12.8 for the year ended March 28, 2003 compared to $74.0 used during Fiscal 2002. The net cash outflow from investing activities during Fiscal 2003 primarily resulted from net purchases of short-term investments totaling $8.9. Cash balances were also reduced by purchases of fixed and other assets totaling $8.1, offset by proceeds of $0.4 from the disposal of certain fixed assets. The fixed asset additions were primarily related to design tools and continuing improvements to information technology resources. Capital expenditures declined significantly in Fiscal 2003 when compared with Fiscal 2002. Management expects capital spending to decrease further in Fiscal 2004. A net reduction of long-term investments of $3.8 in Fiscal 2003 resulted from cash proceeds of $4.2 received during the third quarter as a result of the sale of the Company's minority investment in DALSA, offset by a small investment purchased earlier in the year.

The cash outflow from investing activities during Fiscal 2002 was primarily the result of net purchases of short-term investments in the amount of $80.3. Cash payments of $30.8 were offset by sale proceeds of $33.4 for fixed and other assets. Fixed asset additions were primarily related to the construction of, and leasehold improvements to, the Company's new head office in Ottawa, Canada, continuing improvements to information technology resources, and design tools. Cash inflows were primarily a result of the sale of the corporate headquarters and both of its CMOS fabrication facilities in Fiscal 2002. A cash inflow of $4.4 from the repayment of a note receivable and net proceeds of $1.3 from the sale of discontinued operations were offset by a $2.0 increase in long-term investments in Fiscal 2002.

Cash used in financing activities during Fiscal 2003 totaled $18.6. The cash outflow was primarily the result of an $8.0 payment to settle the Company's defined benefit pension plan in the United Kingdom. During Fiscal 2003, the Company also hypothecated $6.2 of cash and cash equivalents under its revolving global credit facility to cover outstanding letters of credit, described below. The repayment of capital lease liabilities in the amount of $2.0, the repurchase of $1.6 of the Company's redeemable preferred shares, and the payment of $1.5 for dividends on the preferred shares also negatively impacted cash flows. These cash outflows were offset by $0.7 received from the issuance of new common shares upon the exercise of stock options. During Fiscal 2002, cash flows used in financing activities totaled $5.7, primarily as a result of the repayment of long-term debt and capital lease liabilities. Repurchases of the Company's redeemable preferred shares and the payment of dividends on the preferred shares also negatively impacted cash flows. This was offset by the receipt of $4.8 for the issuance of common shares upon the exercise of stock options.

On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase and cancel up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases would take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003, or on such earlier date as the Company may have completed its purchases pursuant to the notice of intention to make a normal course issuer bid filed with The
Toronto Stock Exchange. No common shares were repurchased under the renewed program for the year period ended June 9, 2003, nor under the previous program during the period from June 9, 2001 to June 8, 2002. The program expired on June 9, 2003 and was not renewed by the Company.

In addition to cash, cash equivalents, short-term investment and restricted cash balances totaling $119.2 as at March 28, 2003, the Company had a revolving global credit facility of approximately $17.0 (Cdn$25.0), of which $6.2 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit of $10.8 as at March 28, 2003. As a result of the non-cash write-down of the Mitel investment in the fourth quarter of Fiscal 2003, the Company did not meet a quarterly financial covenant under the Company's credit facility. A waiver was obtained from the bank in respect of the financial covenant. The credit facility is subject to periodic review, including the determination of financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balance on hand (including cash, cash equivalents, short-term investments and restricted cash), existing financing facilities and cash flow from operations.

COMMITMENTS AND GUARANTEES

Performance Guarantees

Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the discontinued Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and now operated as Mitel Networks Corporation. This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at March 28, 2003, was $31.4 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at March 28, 2003 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At March 28, 2003, the carrying value of these guarantees was nil.

The Company periodically has entered into agreements with customers and suppliers that include limited intellectual property indemnifications that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

In connection with the sale of the Systems business described in Note 19, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at March 28, 2003, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities.

As at March 28, 2003, the Company has guaranteed a custom bond amounting to $2.6 to a third party on behalf of a subsidiary.

Supply Agreements

The Company has wafer supply agreements with three independent foundries, which expire from 2005 to 2007. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. None of the agreements have minimum unit volume purchase requirements.

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

In general, any changes in estimates or assumptions relating to revenue recognition and provisions for inventory are directly reflected in the results of our reportable operating segments. Changes in estimates or assumptions pertaining to provisions for restructuring or income tax asset valuations are not reflected in our reportable operating segments, but are reflected on a consolidated basis.

Management has discussed the application of these critical accounting policies with the Audit Committee of the Company's Board of Directors and with the full Board of Directors. This review is conducted annually.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, risk of loss has passed to the customer and collection of the resulting receivable is probable. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. Customer acceptance provisions for performance requirements are generally based on seller-specified criteria, which we demonstrate prior to shipment. Should management determine that these customer acceptance provisions are not met for certain future transactions, revenue recognized for future reporting periods could be affected.

Inventory

The Company periodically compares its inventory levels to revenue forecasts for the future twelve months on a part-by-part basis and records a charge for inventory on hand in excess of the estimated twelve-month demand. During the first quarter of Fiscal 2002, the Company's inventory of Network Communications and Consumer Communications products exceeded the estimated 12-month demand by $29.1 as a result of the industry downturn to result in a charge of the same amount. If future demand for the Company's products continues to decline, an additional write-down of inventory may be necessary.

Restructuring

Beginning in the fourth quarter of Fiscal 2003, the Company began accounting for restructuring activities in accordance with Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs Incurred in a Restructuring). In July 2002, The Financial Accounting Standards Board (FASB) issued SFAS 146, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under the Company's previous accounting policy, which was in accordance with EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 concludes that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in EITF 94-3. The new pronouncement also establishes that fair value should be used for initial measurement of the liability. Implementation of SFAS 146 had no impact on the Company's financial statements for Fiscal 2003 but will impact the accounting treatment of future exit or disposal activities should they occur.

During Fiscal 2003, Zarlink continued to reduce its workforce across all geographic regions and withdrew from the VDSL market in order to concentrate its R&D resources on higher and more immediate growth opportunities. As a result, the Company incurred and paid severance costs. All severance costs related to Fiscal 2003 VDSL restructuring activities were accrued and paid by March 28, 2003. During Fiscal 2002, the Company recorded significant reserves in connection with a restructuring program. These reserves included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Income Taxes

Zarlink has incurred losses and other costs that can be applied against future taxable earnings to reduce the tax liability on those earnings. As management is uncertain of realizing the future benefit of those losses and expenditures, the Company has taken a valuation allowance against certain deferred tax assets and recorded only deferred tax assets that can be applied against income in currently taxable jurisdictions or applied against deferred tax liabilities that will reverse in the future. In establishing the appropriate valuation allowance for tax loss carry-forwards and temporary differences, it is necessary to consider all available evidence, both positive and negative. Historical information of profitability is supplemented by current information that is available about future years. Changes in the business environment and available information in the future may require the valuation allowance to be adjusted to account for the revised uncertainties, and such adjustment may be material.

Investment in Private Companies

Management periodically reviews the Company's investment to determine if there has been other than a temporary decline in the market value of this investment below the carrying value. Management's assessment of impairment in carrying value is based on the market value trends of similar public companies and the current business performance of those investments. As at March 28, 2003, the Company had an investment in Mitel, a Canadian corporation that files annual and other reports with the United States Securities and Exchange Commission under the Securities and Exchange Act of 1934. As a result of the Company's assessment of financial information received in the fourth quarter of Fiscal 2003 and of ongoing challenges in the enterprise communications market, the investment in Mitel was written-down to a nil value in the fourth quarter of Fiscal 2003, as the Company believes that the carrying value will not be realized in the foreseeable future.

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

Effective March 29, 2003, the beginning of Fiscal 2004, as a result of the Company's increased economic activities denominated in U.S. dollars, the U.S. dollar has become the functional currency across the Company's operations.

Recently Issued Accounting Standards

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of this interpretation at the applicable dates required by FIN 45, however the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued Statement of Accounting Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company has adopted SFAS 148 for the 2003 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the Consolidated Financial Statements, but will not affect the Company's results of operations or financial position unless the Company changes to the fair value method of accounting for stock-based employee.

On April 30, 2003, the FASB issued Statement of Accounting Financial Accounting Standard No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative
Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or accounting for derivatives.

On May 15, 2003, the FASB issued Statement of Accounting Financial Accounting Standard No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position.

Forward-Looking Statements

Certain statements in this Management's Discussion and Analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Zarlink, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include the following: general economic and business conditions; increasing price and product/service competition by foreign and domestic competitors, including new entrants; demographic changes; import protection and regulation; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; changes in environmental and other domestic and foreign governmental regulations; the mix of products/services; protection and validity of patent and other intellectual property rights; industry competition, industry capacity and other industry trends; the ability of Zarlink to attract and retain key employees and other factors referenced elsewhere in this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact the financial statements of the Company due to adverse changes in financial market prices and rates. Zarlink is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, the Company uses certain derivative financial instruments including foreign exchange forward contracts and other derivative instruments from time to time, which have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

The Company uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company, after the change to the U.S. dollar as the functional currency in Fiscal 2004, relate to the Canadian dollar and the U.K. pound sterling. At March 28, 2003, there were unrealized losses of $0.1 on the forward contracts relating to Fiscal 2004. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on March 28, 2003, if it became necessary to unwind these contracts. Additional potential gains in the net fair value of these contracts, assuming a 5% appreciation in the U.S. dollar against all currencies, at March 28, 2003, would have been approximately $1.0. Conversely, a 5% depreciation in the U.S. dollar against all currencies would have produced a loss of $1.2. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

For Fiscal 2004, the Company's primary exposure to interest rates is expected to be in the rollover of its short-term investment portfolio. In accordance with Company policy, cash equivalent and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. The Company does not hedge the re-investment risk on its short-term investments.

Based on a sensitivity analysis performed on the financial instruments held at March 28, 2003 that are sensitive to changes in interest rates, the impact to the fair value of our cash equivalents and short-term investments portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in a decline or increase in portfolio value of approximately $nil, $0.1 and $0.1 respectively.

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

Auditors' Report to the Shareholders

Consolidated Balance Sheets as at March 28, 2003 and March 29, 2002

Consolidated Statements of Shareholders' Equity for the years ended March 28, 2003, March 29, 2002, and March 30, 2001

Consolidated Statements of Loss for the years ended March 28, 2003, March 29, 2002, and March 30, 2001

Consolidated Statements of Cash Flows for the years ended March 28, 2003, March 29, 2002, and March 30, 2001

Notes to the Consolidated Financial Statements

AUDITORS' REPORT

To the Shareholders of Zarlink Semiconductor Inc.:

We have audited the consolidated balance sheets of Zarlink Semiconductor Inc. as at March 28, 2003 and March 29, 2002 and the consolidated statements of shareholders' equity, loss, and cash flows for each of the years in the three-year period ended March 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 28, 2003 and March 29, 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended March 28, 2003, in accordance with United States generally accepted accounting principles.

On April 30, 2003, we reported separately to the shareholders of Zarlink Semiconductor Inc. on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.



Ottawa, Canada                                           /s/ Ernst & Young LLP
April 30, 2003                                           ---------------------
                                                         Chartered Accountants

                           Zarlink Semiconductor Inc.
                     (Incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                           March 28,   March 29,
                                                              2003      2002
                                                           --------    --------
ASSETS
Current assets:
   Cash and cash equivalents                               $   23.5    $   75.6
   Short-term investments                                      89.5        78.8
   Restricted cash                                              6.2        --
   Trade accounts receivable - net                             20.3        24.2
   Other accounts receivable                                    4.2         5.5
   Inventories                                                 24.0        33.0
   Deferred income tax assets - net                             1.0         4.1
   Prepaid expenses and other                                   7.3        13.7
                                                           --------    --------
                                                              176.0       234.9

Fixed assets - net                                             56.4        58.1
Deferred income tax assets - net                               10.4        11.0
Long-term investments                                          --          14.1
Other assets - net of deferred gain of $15.8 (2002 - 14.7)      4.8         3.0
                                                           --------    --------
                                                           $  247.6    $  321.1
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                  $   10.1    $   14.6
   Employee-related accruals                                   15.5        11.7
   Income and other taxes payable                              13.0         5.9
   Provisions for exit activities                               4.2        19.8
   Other accrued liabilities                                   12.6        17.7
   Deferred credits                                             1.1         2.2
   Current portion of long-term debt                            0.6         2.1
                                                           --------    --------
                                                               57.1        74.0
Long-term debt                                                  0.2         0.7
Pension liabilities                                            14.3        17.4
Deferred income tax liabilities - net                           2.0         6.3
                                                           --------    --------
                                                               73.6        98.4
                                                           --------    --------
Redeemable preferred shares, unlimited shares
   authorized; 1,451,600 shares issued and
   outstanding (2002 - 1,558,700)                              18.9        20.6
                                                           --------    --------
Commitments and contingencies (notes 9, 11 and 12)

Shareholders' equity:
   Common shares, unlimited shares authorized;
     no par value; 127,265,316 shares issued and
     outstanding (2002 - 127,082,123)                         768.3       767.6
   Additional paid in capital                                   2.1         4.1
   Deferred stock compensation                                 --          (0.8)
   Deficit                                                   (582.8)     (522.9)
   Accumulated other comprehensive loss                       (32.5)      (45.9)
                                                           --------    --------
                                                              155.1       202.1
                                                           --------    --------
                                                           $  247.6    $  321.1
                                                           ========    ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In millions of U.S. dollars, U.S. GAAP)



                                      Common Shares                                              Accumulated
                                                         Additional                                 Other           Total
                                    Number                Paid in     Deferred Stock            Comprehensive    Shareholders'
                                  (millions)   Amount     Capital     Compensation     Deficit       Loss           Equity
                                  ---------------------------------------------------------------------------------------------
Balance, March 31, 2000             114.0      $ 546.0    $  -          $   -         $ (127.4)   $ (13.7)        $  404.9
                                                                                                                  --------
 Net loss                                                                               (270.8)                     (270.8)
 Translation adjustment                                                                             (28.9)           (28.9)
                                                                                                                  --------
 Comprehensive loss                                                                                                 (299.7)
                                                                                                                  --------
 Issuance of common stock
  related to acquisitions            11.0        210.8                    (10.2)                                     200.6
 Issuance of common stock
  under stock benefit plans           1.1          5.9                                                                 5.9
 Stock compensation expense                                  1.7            3.4                                        5.1
 Preferred share dividend                                                                 (2.0)                       (2.0)
                                    -----      -------    ------        -------       --------    -------         ---------
Balance, March 30, 2001             126.1        762.7       1.7           (6.8)        (400.2)     (42.6)           314.8
                                                                                                                  --------
 Net loss                                                                               (120.8)                     (120.8)
 Unrealized net derivative
  loss on cash flow hedges                                                                           (0.4)            (0.4)
 Minimum pension liability                                                                           (2.5)            (2.5)
 Translation adjustment                                                                              (0.4)            (0.4)
                                                                                                                  --------
 Comprehensive loss                                                                                                 (124.1)
                                                                                                                  --------
 Issuance of common stock
  under stock benefit plans           1.0          4.9                                                                 4.9
 Stock compensation   expense                                2.4            6.0                                        8.4
 Preferred share dividend                                                                 (1.9)                       (1.9)
                                    -----      -------    ------        -------       --------    -------         ---------
Balance, March 29, 2002             127.1        767.6       4.1           (0.8)        (522.9)     (45.9)           202.1
                                                                                                                  --------
 Net loss                                                                                (57.9)                      (57.9)
 Unrealized net derivative
  gain on cash flow hedges                                                                            0.3              0.3
 Minimum pension liability                                                                            2.5              2.5
 Translation adjustment                                                                              10.6             10.6
                                                                                                                  --------
 Comprehensive loss                                                                                                  (44.5)
                                                                                                                  --------
 Issuance of common stock
  under stock benefit plans           0.2          0.7                                                                 0.7
 Stock compensation
  expense(recovery)                                         (2.0)            0.8                                      (1.2)
 Preferred share dividend                                                                 (2.0)                       (2.0)
                                    -----      -------    ------        -------       --------    -------         ---------
Balance, March 28, 2003             127.3      $ 768.3    $  2.1        $      -      $ (582.8)   $ (32.5)        $  155.1.
                                    =====      =======    ======        =======       ========    =======         =========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)


                                                                        Years Ended
                                                             March 28,    March 29,    March 30,
                                                               2003         2002         2001
                                                             -----------------------------------
Revenue                                                      $ 193.8      $  222.1      $  450.2

Cost of revenue                                                103.4         156.4         226.2
                                                             -------      --------      --------
Gross margin                                                    90.4          65.7         224.0
                                                             -------      --------      --------

Expenses:
  Research and development                                      88.8          83.5          93.9
  Selling and administrative                                    47.2          51.4          81.5
  Stock compensation expense (recovery)                         (1.4)          8.4           3.8
  Special charges                                                -            41.1         237.6
  Loss (recovery) on sale of business                           (2.5)          5.4            --
  Amortization of acquired intangibles                            --           4.4          65.3
                                                             -------      --------      --------
                                                               132.1         194.2         482.1
                                                             -------      --------      --------
Operating loss from continuing operations                      (41.7)       (128.5)       (258.1)

Other income (expense) - net                                   (16.5)          7.1          (2.2)
Interest expense                                                (1.0)         (0.8)        (10.7)
Debt issue costs                                                  --            --          (3.8)
                                                             -------      --------      --------

Loss from continuing operations before income taxes            (59.2)       (122.2)       (274.8)

Income tax expense (recovery)                                    1.1          (1.4)          3.6
                                                             -------      ---------     --------
Net loss from continuing operations                            (60.3)       (120.8)       (278.4)

Discontinued operations, net of tax (2003 - nil;
   2002 - nil; 2001 - recovery of $10.4)                         2.4            --           7.6
                                                             -------      --------      --------

Net loss                                                     $ (57.9)     $ (120.8)     $ (270.8)
                                                             ========     =========     ========

Net loss attributable to common shareholders after
  preferred share dividends                                  $ (59.9)     $ (122.7)     $ (272.8)
                                                             =======      ========      ========

Net loss per common share:
  Net loss per common share from continuing operations:
   Basic and diluted                                         $ (0.49)     $  (0.98)     $  (2.32)
                                                             =======      ========      ========
  Net loss per common share:
   Basic and diluted                                         $ (0.47)     $  (0.98)     $  (2.25)
                                                             =======      ========      ========
Weighted average number of common shares outstanding
   (millions)
   Basic and diluted                                           127.1         125.6         121.1
                                                             =======      ========      ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                                                Years ended
                                                                March 28,    March 29,     March 30,
                                                                   2003         2002         2001
                                                                ------------------------------------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss                                                      $  (57.9)    $ (120.8)     $ (270.8)
  Depreciation and amortization of fixed and other assets           14.6         24.3         139.6
  Stock compensation expense (recovery)                             (1.4)         8.4           3.8
  Deferred income taxes                                              0.5         (2.0)         (5.8)
  Other non-cash changes in operating activities                    17.8         55.1         184.1
  Decrease (increase) in working capital
   Accounts receivable                                               8.8         22.6          58.2
   Inventories                                                      12.0         19.6         (16.9)
   Accounts payable and accrued liabilities                        (17.1)       (22.9)        (22.6)
   Deferred credits                                                 (1.4)        (1.3)         (2.6)
   Prepaid expenses and other                                       (0.6)        (6.9)         13.8
                                                                ---------    --------      --------
   Total                                                           (24.7)       (23.9)         80.8
                                                                ---------    --------      --------
Investing activities:
  Purchased short-term investments                                (252.7)      (108.1)        (47.9)
  Matured short-term investments                                   243.8         27.8          75.5
  Expenditures for fixed and other assets                           (8.1)       (30.8)        (66.8)
  Proceeds from disposal of fixed and other assets                   0.4         33.4           1.1
  Proceeds from sale of long-term investments                        4.2           --            --
  Increase in long-term investments                                 (0.4)        (2.0)         (5.1)
  Proceeds from repayment of note receivable                          --          4.4            --
  Acquisitions, net of cash acquired                                  --           --           6.9
  Proceeds from sale of discontinued operations - net                 --          1.3         192.8
                                                                --------     --------      --------
   Total                                                           (12.8)       (74.0)        156.5
                                                                --------     --------      --------
Financing activities:
  Repayment of long-term debt                                        -           (2.7)       (133.5)
  Repayment of capital lease liabilities                            (2.0)        (5.2)        (49.0)
  Pension plan settlement                                           (8.0)          --            --
  Hypothecation of cash under letters of credit                     (6.2)          --            --
  Payment of dividends on preferred shares                          (1.5)        (1.9)         (2.0)
  Issue of common shares                                             0.7          4.8           5.8
  Repurchase of preferred shares                                    (1.6)        (0.7)         (0.3)
                                                                ---------    --------      --------
   Total                                                           (18.6)        (5.7)       (179.0)
                                                                ---------    --------      --------
Effect of currency translation on cash                               4.0         (0.7)        (12.9)
                                                                --------     --------      --------
Increase (decrease) in cash and cash equivalents                   (52.1)      (104.3)         45.4
Cash and cash equivalents, beginning of year                        75.6        179.9         134.5
                                                                --------     --------      --------
Cash and cash equivalents, end of year                          $   23.5     $   75.6      $  179.9
                                                                ========     ========      ========

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)


1.   NATURE OF OPERATIONS

     Zarlink is an international semiconductor product supplier. The Company's principal business activities comprise the manufacture and distribution of microelectronic components for the communications industry. The principal markets for the Company's products are the Asia/Pacific region, Europe, the United States, and Canada.

2.   ACCOUNTING POLICIES

     These consolidated financial statements have been prepared by management in accordance with United States generally accepted accounting principles
     (GAAP).

     The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and such differences may be material.

(A)  FISCAL YEAR END

     The Company's fiscal year end is the last Friday in March. Normally this results in a fifty-two week year with four thirteen-week quarters.

(B)  BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and of its wholly owned subsidiary companies. Investments in associated companies in which the Company has significant influence are accounted for by the equity method. Investments in companies the Company does not control or over which it does not exercise significant influence are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated on consolidation.

(C)  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash equivalents approximates the amounts shown in the financial statements. Short-term investments comprise highly liquid debt instruments that are held to maturity with terms of not greater than one year. Short-term investments are carried at amortized cost, which approximates their fair value.

(D)  RESTRICTED CASH

     Restricted cash consists of cash and cash equivalents pledged with a bank as collateral for various letters of credit, as required under the terms of the Company's revolving global credit facility.

(E)  INVENTORIES

     Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and lower of average cost and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

(F)  FIXED AND ACQUIRED INTANGIBLE ASSETS

     Fixed assets are initially recorded at cost, net of related research and development and other government assistance. Goodwill is initially recorded at the excess of the Company's cost over the amount of the fair value of the net identifiable assets acquired in a business combination. The Company evaluates the realizability of these assets by reference to undiscounted expected future net cash flows of the related assets. Measurement of an impairment loss for long-lived assets or certain identifiable intangible assets held for use is based on the fair value of the asset by discounting expected future net cash flows of the related assets. When management performs future assessments of these long-lived assets in the coming quarters, a decline in the realizability of these assets below carrying value may require the Company to recognize an impairment on the carrying value of its fixed assets and that amount could be material.

     Depreciation is provided on the bases and at the rates set out below:

     Assets                           Basis                           Rate
     ------------------------------------------------------------------------
     Buildings                        Straight-line                  2 - 4  %
     Equipment                        Declining balance            20 - 30  %
                                      Straight-line                10 - 33.3%
     Leasehold improvements           Straight-line                     10  %
     Acquired intangibles             Straight-line                     50  %
     Patents and trademarks           Straight-line                     20  %

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

     The impact of SFAS 142 on net loss and net loss per common share if the standards had been in effect for the comparative prior periods is as follows:

                                            2003         2002            2001
                                            ----         ----            ----
     Net loss, as reported                $ (57.9)     $ (120.8)      $  (270.8)
     Adjustments:
       Amortization of goodwill                --            --            48.2
       Impairment of goodwill                  --            --           (48.2)
                                          -------      ---------      ---------
                                          $ (57.9)     $ (120.8)      $  (270.8)
                                          =======      =========      =========
     Basic and diluted net loss per
       common share, as reported          $ (0.47)     $  (0.98)      $   (2.25)
                                          =======      =========      =========
     Basic and diluted net loss per
       common share, adjusted             $ (0.47)     $  (0.98)      $   (2.25)
                                          =======      =========      =========

     SFAS 144 supersedes Statement of Financial Accounting Standard No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30 for the disposal of a business segment. SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, for long-lived assets to be disposed of by sale. SFAS 144 broadens the presentation of discontinued operations to include disposals of a component of an entity and provides additional implementation guidance with respect to the classification of assets as held-for-sale and the calculation of an impairment loss. The Company adopted SFAS 144 at the beginning of Fiscal 2003. The adoption of SFAS 144 did not have a material impact on the Company's financial statements. When management performs future assessments of these long-lived assets in the coming quarters, a decline in the realizability of these assets below the carrying value may require the Company to recognize impairment on the carrying value of its fixed assets that could be material.

(G)  INVESTMENTS IN PRIVATE COMPANIES

     Investments in non-publicly traded companies in which the Company has less than 20% of the voting rights and in which it does not exercise significant influence are evaluated on a periodic basis for potential impairment. Appropriate reductions in carrying values are made when necessary. These investments are included in long-term investments on the Company's balance sheet and are carried at cost, net of write-downs for impairment.

(H)  FOREIGN CURRENCY TRANSLATION

     The financial statements have been translated into U.S. dollars in accordance with the Financial Accounting Standards Board's (FASB) Statement No. 52, "Foreign Currency Translation". The financial statements of the foreign subsidiaries are measured using local currency as the functional currency. All balance sheet amounts have been translated using the exchange rates in effect at the applicable year-end. Income statement amounts have been translated using the weighted average exchange rate for the applicable year. The gains and losses resulting from the changes in exchange rates from year to year have been reported as a separate component of other comprehensive loss included in Shareholders' Equity. (See also Note 15)

(I)  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company recognizes and discloses its derivative financial instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". The standards require that all derivative financial instruments be recorded on the Company's consolidated balance sheets at fair value. They also provide criteria for designation and effectiveness of hedging relationships.

     The Company utilizes certain derivative financial instruments to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

     If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (OCI) and are recognized in net income (loss) against the hedged item when that hedged item affects net income (loss). If the derivative is designated as a hedge of a net investment in foreign operations, the changes in fair value are recorded in OCI to the extent that it is effective. If the derivative is not designated as part of a hedging relationship, or the designation is terminated, changes in the fair value of the derivative are recognized in other income (expense) immediately.

(J)  COMPREHENSIVE INCOME

     The Company records the impact of foreign currency translation, unrealized net derivative gains or losses on cash flow hedges, and changes in minimum pension liabilities, as components of comprehensive income, in accordance with Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. SFAS 130 provides standards for the reporting and disclosure of comprehensive income and its components in the financial statements.

(K)  REVENUE RECOGNITION

     Continuing operations

     Revenue from the sale of products is recognized at the time goods are shipped to customers. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. Customer acceptance provisions for performance requirements are generally based on seller-specified criteria, and are demonstrated prior to shipment.

     The Company accrues for distributor stock rotations and other allowances as a reduction of revenue at the time of shipment based on the Company's experience. The Company's accounting policies for revenue recognition comply with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 (SAB 101).

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

(L)  INCOME TAXES

     Income taxes are accounted for using the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the tax and accounting bases of assets and liabilities as well as for the benefit of losses available to be carried forward to future years for tax purposes that are more likely than not to be realized. Deferred income tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred income tax assets are recognized only to the extent, in the opinion of management, it is more likely than not that the deferred income tax assets will be realized in the future.

(M)  RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are charged to earnings in the periods in which they are incurred. Purchased in-process research and development is expensed at the time of acquisition. Related investment tax credits are deducted from income tax expense.

(N)  STOCK-BASED COMPENSATION PLAN

     The Company has a stock-based compensation plan described in note 14(D).

     As allowed under SFAS 123, "Accounting for Stock-Based Compensation", management has determined that it will continue to apply the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 (APB 25), in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. In accordance with Company policy, the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Accordingly under the rules of APB 25, no related compensation expense was recorded in the Company's results of operations at the grant date of the Company's options. However, stock compensation expense is recorded in circumstances where the terms of a previously fixed stock option are modified or when shares are contingently issuable to employees in connection with an acquisition.

     Pro Forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123 for awards granted or modified after April 1, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


                                                                  2003          2002        2001
                                                                -----------------------------------
     Net loss, as reported                                      $ (57.9)     $ (120.8)    $ (270.8)
     Adjustments:
         Stock compensation expense (recovery) as reported         (1.4)          8.4          3.8
         Pro Forma stock compensation expense                     (13.8)        (20.8)       (19.7)
                                                                -------      --------     --------
     Pro forma net loss                                         $ (73.1)     $ (133.2)    $ (286.7)
                                                                -------      --------     --------
     Net loss per common share, as reported:
         Basic and diluted                                      $ (0.47)     $  (0.98)    $  (2.25)
                                                                -------      --------     --------
     Pro forma net loss per common share:
         Basic and diluted                                      $ (0.59)     $  (1.08)    $  (2.38)
                                                                =======      ========     ========

     The Pro Forma net loss, based upon the fair value method of accounting for stock compensation expense, is increased by $15.2 as compared to the net loss, as reported (2002 - $12.4; 2001 - $15.9).

     Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions for fiscal years 2003, 2002, and 2001:


                                                         2003          2002         2001
                                                       ---------------------------------
     Risk-free interest rate                             3.98%        5.19%        5.08%
     Dividend yield                                       Nil          Nil          Nil
     Volatility factor of the expected market
       price of the Company's common stock               67.0%        50.1%        58.3%
     Weighted-average expected life of the options     3.3 years    4.0 years    6.0 years

     For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

     The weighted average fair values of stock options, calculated using the Black-Scholes option pricing model, granted during the three years ended March 28, 2003, 2002 and 2001 were $1.58, $3.02 and $6.02 per option, respectively. The weighted average fair value of stock options was based on prices in Canadian dollars translated at the year-end exchange rate as at the end of each fiscal year.

(O)  EMPLOYEE FUTURE BENEFITS

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

(P)  RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2002, the FASB issued Statement of Accounting Financial Accounting Standard No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 concludes that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 were implemented at the beginning of the fourth quarter of Fiscal 2003 and had no impact on the Company's financial statements, but will impact the accounting treatment of future exit or disposal activities should they occur.

     In  November  2002,  the  FASB  issued  Interpretation  No.  45  (FIN  45),
     "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others". FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires additional disclosure by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. The initial recognition and measurement provisions of FIN 45 were applicable for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the provisions of this interpretation at the applicable dates required by FIN 45, however the adoption of this interpretation did not have a material effect on the Company's financial position, results of operations, or cash flows.

     In December 2002, the FASB issued Statement of Accounting Financial Accounting Standard No. 148 (SFAS 148), "Accounting for Stock-based Compensation - Transition and Disclosure". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires prominent disclosure in the "Summary of Significant Accounting Policies" of both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. The Company has adopted SFAS 148 for the 2003 fiscal year end. Adoption of this statement has affected the location of the Company's disclosure within the Consolidated Financial Statements, but has not affected the Company's results of its operations or financial position.

     On April 30, 2003, the FASB issued Statement of Accounting Financial Accounting Standard No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS
     133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or accounting for derivatives.

     On May 15, 2003, the FASB issued Statement of Accounting Financial Accounting Standard No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position.

3.   ACCOUNTS RECEIVABLE

     Included in accounts receivable were allowances for doubtful accounts of $1.1 (2002 - $1.3).

4.   INVENTORIES

                                                           2003       2002
                                                          ------     ------
     Raw materials                                        $  2.6     $  2.4
     Work-in-process                                        18.3       20.8
     Finished goods                                          3.1        9.8
                                                          ------     ------
                                                          $ 24.0     $ 33.0
                                                          ======     ======

5. FIXED ASSETS

                                                            2003        2002
                                                          -------     -------
     Cost:
         Land                                             $   3.9     $   3.4
         Buildings                                           11.5        10.1
         Leasehold improvements                               3.9         3.5
         Equipment                                          137.2       122.3
         Assets under capital leases                          7.2         8.2
                                                          -------     -------
                                                            163.7       147.5
                                                          -------     -------
     Less accumulated depreciation:
         Buildings                                            4.5         1.9
         Leasehold improvements                               0.5         0.1
         Equipment                                           97.0        82.7
         Assets under capital leases                          5.3         4.7
                                                          -------     -------
                                                            107.3        89.4
                                                          -------     -------
                                                          $  56.4     $  58.1
                                                          =======     =======

     The comparative gross amounts of cost and accumulated depreciation have each been adjusted by $57.9 to properly reflect the disposition of certain fixed assets. There was no impact to the previously reported net fixed assets.

6.   LONG-TERM INVESTMENTS

                                                            2003          2002
                                                           -------       ------

     Investment in Mitel Networks Corporation, at cost     $    --       $ 10.7
     Investment in DALSA Semiconductor Inc., at cost            --          3.4
                                                           -------       ------
                                                           $    --       $ 14.1
                                                           =======       ======

     As at March 28, 2003, the Company had a nine percent ownership interest in Mitel Networks Corporation (Mitel), a privately held company. As a result of the Company's assessment of financial information received in the fourth quarter of Fiscal 2003, and of ongoing challenges in the enterprise communications market, the investment in Mitel was written-down to a nil value, as the Company believes that the carrying value will not be realized in the foreseeable future. A non-cash write-down of $11.5 was recorded in the fourth quarter of Fiscal 2003 (see also Note 16).

     The Company sold its investment in DALSA Semiconductor Inc. (DALSA) during the third quarter of Fiscal 2003 for cash proceeds of $4.2 and recorded a gain of $0.7 in Other Income (Expense) (see also Note 16).


7.   OTHER ASSETS

                                                                2003      2002
                                                               ------    ------

     Note receivable, non-interest bearing (see also Note 18)  $ 15.9    $ 14.8
     Less: Deferred gain (see also Note 18)                     (15.8)    (14.7)
                                                               ------    ------
                                                                  0.1       0.1
                                                               ------    ------
     Patents, trademarks, and other intangible assets:
       Cost                                                       9.5       6.5
       Accumulated amortization                                  (5.0)     (3.8)
                                                               ------    ------
     Patents, trademarks, and other intangible assets - net       4.5       2.7
                                                               ------    ------
     Other                                                        0.2       0.2
                                                               ------    ------
                                                               $  4.8    $  3.0
                                                               ======    ======

     The amortization of patents, trademarks and other intangible assets amounted to $1.2 in Fiscal 2003 (2002 - $0.6; 2001 - $1.0). The future amortization of patents and trademarks as at March 28, 2003 was as follows:
     2004 - $1.2; 2005 - $1.3; 2006 - $0.9; 2007 - $0.8; and, 2008 - $0.3.


8.   PROVISIONS FOR EXIT ACTIVITIES

                                                                2003      2002
                                                               -----     ------

     Restructuring provisions (per table below)                $ 2.9     $  7.9
     Provision for disposal of discontinued operations
         (see also Note 19)                                      0.1        5.8
     Provision for disposal of foundry businesses
         (see also Note 18)                                      1.2        6.1
                                                               -----     ------
                                                               $ 4.2     $ 19.8
                                                               =====     ======

     The remaining restructuring provision relates to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2001.

     The following table summarizes the continuity of restructuring provisions in connection with exit activities and special charges for the three years ended March 28, 2003:


                                                 Lease and                 Impairment of
                                     Workforce   contract      Total         long-term      Impairment
                                     reduction  settlement  restructuring      assets       of goodwill      Total

     Balance, March 31, 2000          $  --        $ --        $  --          $   --          $   --        $   --
     Operating expenses -
       Restructuring activities          11.2        --           11.2            --              --            11.2
     Special charges - Impairment
       charges                           --          --           --             124.7           112.9         237.6
     Cash drawdowns                      (4.5)       --           (4.5)           --              --            (4.5)
     Non-cash drawdowns                  --          --           --            (124.7)         (112.9)       (237.6)
                                      -------      ------      -------        ------          ------        --------
     Balance, March 30, 2001              6.7        --            6.7            --              --             6.7
     Special charges -
       Restructuring activities
       and impairment charge             27.8         9.7         37.5             6.7            --            44.2
     Reversals                           (2.3)       (0.8)        (3.1)           --              --            (3.1)
     Cash drawdowns                     (29.3)       (2.8)       (32.1)           --              --           (32.1)
     Non-cash drawdowns                  --          (1.1)        (1.1)           (6.7)           --            (7.8)
                                      -------      ------      -------        ------          ------        --------
     Balance, March 29,2002               2.9         5.0          7.9            --              --             7.9
     Cash drawdowns                      (2.0)       (2.0)        (4.0)           --              --            (4.0)
     Non-cash drawdowns                  --          (1.0)        (1.0)           --              --            (1.0)
     Reversals                           (0.6)       --           (0.6)           --              --            (0.6)
     Charges                             --           0.6          0.6            --              --             0.6
                                      -------      ------      -------        ------          ------        --------
     Balance, March 28, 2003          $   0.3      $  2.6      $   2.9        $   --          $   --        $    2.9
                                      =======      ======      =======        ======          ======        ========

9.   GUARANTEES

     Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and now operated as Mitel Networks Corporation. This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at March 28, 2003, was $31.4 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at March 28, 2003 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At March 28, 2003, the carrying value of these guarantees was nil.

     The Company periodically has entered into agreements with customers and suppliers that include limited intellectual property indemnifications that are customary in the industry. These guarantees generally require the Company to compensate the other party for certain damages and costs incurred as a result of third party intellectual property claims arising from these transactions. The nature of the intellectual property indemnification obligations prevents the Company from making a reasonable estimate of the maximum potential amount it could be required to pay to its customers and suppliers. Historically, the Company has not made any significant indemnification payments under such agreements and no amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

     In connection with the sale of the Systems business described in Note 19, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at March 28, 2003, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities.

     As at March 28, 2003, the Company has guaranteed a custom bond amounting to $2.6 to a third party on behalf of a subsidiary.

10.  LONG-TERM DEBT

                                                                  2003     2002
                                                                  ----     ----
     Capital leases and other, at rates varying from
        6.44% to 10.41% with payment terms ranging from
        1 to 5 years (2002 - 3.9% to 11.87% with payment
        terms ranging from 1 to 7 years)                         $ 0.8    $ 2.8
     Less current portion                                          0.6      2.1
                                                                 -----    -----
                                                                 $ 0.2    $ 0.7
                                                                 =====    =====

     At March 28, 2003, future minimum lease payments of the obligations under capital leases were $0.8 of which $0.6 and $0.1 related to fiscal years 2004 and 2005. For fiscal years 2006 through 2008, future minimum lease payments will be less than $0.1 per year. Interest costs of less than $0.1 are included in the total future lease payments.

     Total interest expense from continuing and discontinued operations related to long-term debt was $0.2 in Fiscal 2003 (2002 - $0.8; 2001 - $10.1).

11.  COMMITMENTS

     (A)  OPERATING LEASES

     The future minimum lease payments for operating leases to which the Company was committed as at March 28, 2003 amounted to $37.8 and were as follows:
     2004 - $7.0;  2005 - $6.5;  2006 - $5.7; 2007 - $3.4; 2008 - $3.4; 2009 and
     beyond - $11.8.

     Rental expense related to operating leases for the year ended March 28, 2003 was $7.4 (2002 - $5.8; 2001 - $3.0).

     (B)  LETTERS OF CREDIT

     The Company had letters of credit outstanding as at March 28, 2003 of approximately $6.2 (2002 - $2.9). Cash and cash equivalents of $6.2 have been pledged as security against certain outstanding letters of credit, which expire within 12 months, and are presented as restricted cash.

     As a result of the non-cash write-down of the Mitel investment in the fourth quarter of Fiscal 2003, the Company did not meet a quarterly financial covenant under the Company's credit facility. A waiver was obtained from the bank in respect of the financial covenant.

     (C)  SUPPLY AGREEMENTS

     The Company has wafer supply agreements with 3 independent foundries, which expire from 2005 to 2007. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. None of the agreements have minimum unit volume purchase requirements.

12.  CONTINGENCIES

     The Company is a defendant in a number of lawsuits and party to a number of other claims or potential claims that have arisen in the normal course of its business. In the opinion of the Company, any monetary liability or financial impact of such lawsuits and claims or potential claims to which the Company might be subject after final adjudication would not be material to the consolidated financial position of the Company or the consolidated results of its operations.

13.  REDEEMABLE PREFERRED SHARES

     Dividends - Fixed cumulative cash dividends are payable quarterly at a rate of $1.28 (Cdn$2.00) per share per annum. During the year ended March 28, 2003, the Company declared a $1.28 (Cdn$2.00) per share dividend. The Company paid dividends of $1.5 during the year, and $0.5 after year-end.

     Redemption - The shares are currently redeemable, at the option of the Company, at $17.03 (Cdn$25.00) per share plus accrued dividends.

     Purchase Obligation - The Company is required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $17.03 (Cdn$25.00) per share plus costs of purchase. During the year ended March 28, 2003, the Company purchased 112,000 preferred shares for cash consideration of $1.6 and cancelled 107,100, including 5,000 shares that were purchased in Fiscal 2002. As at March 28, 2003, there were 9,900 repurchased preferred shares remaining to be cancelled in Fiscal 2004.

14.  CAPITAL STOCK

     (A)  COMMON SHARES

     On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5% of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. All repurchased shares would be cancelled. In the year ended March 28, 2003, no shares were repurchased under this program.

     (B)  NET LOSS PER COMMON SHARE

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

     The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                       2003            2002           2001
                                     -------        ---------      ----------
     Stock options                   135,664        1,425,677       8,871,121
     Restricted shares                    --          637,638       1,634,947
                                     -------        ---------      ----------
                                     135,664        2,063,315      10,506,068
                                     =======        =========      ==========


         The following stock options were excluded from the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

                                              2003          2002           2001
                                              ----          ----           ----
     Number of outstanding options         8,288,782      4,396,145      134,701
     Average exercise price per share      $    9.81      $    1.31      $ 20.91

     The exercise price of stock options was based on prices in Canadian dollars translated at the year-end rate as at the end of each fiscal year.

     (C)  DIVIDEND RESTRICTIONS ON COMMON SHARES

     The Company may not declare cash dividends on its common shares unless dividends on the preferred shares have been declared and paid, or set aside for payment. No common share dividend is currently being paid.

     (D)  STOCK OPTION PLANS

     At the Company's 1991 Annual General Meeting, the shareholders approved resolutions authorizing stock options for key employees and non-employee directors (the plan). Certain amendments to the plan were approved by the shareholders at the 1993, 1995 and 1998 Annual and Special Meetings of shareholders allowing for 1,000,000, 2,000,000, and 10,200,000 additional shares, respectively, to be made available for grant. At a Special Meeting of the shareholders on December 7, 2001, the Company's shareholders approved an amendment to increase the maximum number of common shares in respect of which options may be granted under the plan to 20,227,033 common shares. As 5,037,033 common shares had been issued upon exercise of options up to May 9, 2001, this amendment increased the number of common shares issuable under outstanding options and options available for grant, each as of May 9, 2001, to 15,190,000 that represented 12% of the then outstanding common shares. The plan was also amended to provide that the maximum number of common shares in respect of which options may be granted under the plan to non-employee directors during any fiscal year of the Company would be 20,000 common shares per director.

     Available  for grant at March 28, 2003 were  3,714,122  (2001 -  3,810,910;
     2001 - 1,979,470) options. All options granted prior to January 29, 1998 have ten-year terms and options granted thereafter have six-year terms. All options become fully exercisable at the end of four years of continuous employment.

     In connection with the sale by the Company of its Plymouth and Bromont foundry businesses in the fourth quarter of Fiscal 2002 (see also note 18), all employees of the former foundry businesses who held options to purchase common shares of the Company which were vested as at the date of the sale were provided with a period up to 180 days after the anniversary date of the respective sales to exercise such options if they remained employed with the buyer until at least one year after the respective sale dates. In addition, of the remaining unvested options held by such employees as at the sale date, 50% were accelerated to vest on the first anniversary (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of the respective sale dates. All such employees have a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 19, 2003, in respect of the former Bromont employees, and as at September 23, 2003, in respect of the former Plymouth employees, expire on that date. As at March 28, 2003, the weighted average exercise prices of the outstanding options associated with the sale of the Plymouth and Bromont foundry businesses were $8.60 and $7.87, respectively. During Fiscal 2003, the Company recorded stock compensation expense of $nil (2002
     - $0.1) related to these transactions

     On February 21, 2001, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants after November 1, 1999 at Cdn$14.31 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 2,691,350 options were cancelled and an equal number of new options were granted at an exercise price of Cdn$14.06 per share. The new grants have a term of six years. During Fiscal 2003, the Company recorded a recovery of stock compensation expense of $0.9 (2002 - expense of $1.0; 2001 - $nil) related to this option exchange program.

     In connection with the sale by the Company of its worldwide Systems business on February 16, 2001 and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing, all employees of the former Systems business who held options to purchase common shares of the Company which were vested as at February 16, 2001 were provided with a period until August 14, 2002 to exercise such options if they remained employed with the buyer until at least February 15, 2002. In addition, of the remaining unvested options held by such employees as at February 16, 2001, 50% were accelerated to vest on February 15, 2002 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of February 16, 2001. All such employees had a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 14, 2002 expired on that date. On August 14, 2002, 1,136,778 unexercised stock options held by former employees of the discontinued
     Systems business expired in accordance with the terms of the sale agreement. The options were returned to the pool of options available for grant. During Fiscal 2003, the Company recorded stock compensation expense of $nil (2002 - $0.7; 2001 - $1.3) related to this transaction.

     On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants in calendar 1998 at Cdn$17.78 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of Cdn$9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of six years. During Fiscal 2003, the Company recorded a recovery of stock compensation expense of $1.1 (2002 - expense of $0.6; 2001 - expense of $0.4) related to this option exchange program.

     A summary of the Company's stock option activity and related information for the three years ended March 28, 2003 is as follows:


                                                         2003                           2002                       2001
                                       -----------------------------------------------------------------------------------
                                                       Weighted                       Weighted                    Weighted
                                                        Average                       Average                     Average
                                                       Exercise                       Exercise                    Exercise
                                        Options          Price         Options         Price         Options       Price
                                       -----------------------------------------------------------------------------------
Outstanding options:
  Balance, beginning of year           10,914,962       $ 8.84        9,464,693      $  8.18        9,017,262     $  8.51
  Granted                               2,674,088       $ 3.38        3,600,462      $ 10.00        6,098,025     $ 11.80
  Exercised                              (183,193)      $ 3.56         (945,324)     $  5.17      (1,141,097)     $  5.15
  Forfeited                            (2,577,300)      $ 8.68       (1,153,908)     $  8.80        (841,897)     $ 10.66
  Cancelled                                    --       $   --          (50,961)     $ 10.77      (3,667,600)     $ 13.66
                                       -----------------------------------------------------------------------------------
Balance, end of year                   10,828,557       $ 8.32       10,914,962      $  8.84       9,464,693      $  8.18
                                       -----------------------------------------------------------------------------------
Exercisable, end of year                4,214,012       $ 9.40        4,417,633      $  8.20       2,542,251      $  7.51
                                       -----------------------------------------------------------------------------------

     The weighted average exercise price of stock options was based on prices in Canadian dollars translated at the year-end exchange rate as at the end of each fiscal year and at the year's average exchange rate for changes in outstanding options during the year.

     A summary of options outstanding at March 28, 2003 is as follows:


                                    Total Outstanding                                               Total Exercisable
     --------------------------------------------------------------------------------            -----------------------------
                                                   Weighted          Weighted Average                               Weighted
                                                   Average              Remaining                                    Average
      Exercise Price              Options       Exercise Price       Contractual Life            Options          Exercise Price
      --------------------------------------------------------------------------------------------------------------------------
      $2.32 - $3.47              2,491,513           $3.43               6 years                   69,536             $3.41
      $3.52 - $5.23                920,888           $5.10               3 years                  616,543             $5.12
      $5.34 - $7.94              1,119,443           $7.00               3 years                  719,631             $6.70
      $8.05 - $9.52                710,164           $9.15               4 years                  200,520             $9.07
          $9.58                  2,099,144           $9.58               4 years                1,080,453             $9.58
      $9.63 - $11.28             1,691,786          $10.97               5 years                  493,306            $10.97
     $11.37 - $14.41             1,691,113          $12.69               3 years                  971,773            $12.77
     $17.77 - $25.45               104,506          $22.78               3 years                   62,250            $22.40
                                ----------                                                      ---------
                                10,828,557                                                      4,214,012
                                ==========                                                      =========

     The exercise price of stock options was based on prices in Canadian dollars translated at the year-end exchange rate.

15.  ACCUMULATED OTHER COMPREHENSIVE LOSS

     The components of accumulated other comprehensive loss were as follows:


                                                               March 28,     March 29,      March 30,
                                                                 2003          2002           2001
                                                               ---------     ---------      ---------
     Net loss for the period                                   $ (57.9)     $ (120.8)      $ (270.8)
     Other comprehensive gain (loss):
     Minimum pension liability                                     2.5          (2.5)           -
     Realized net derivative gain on cash flow hedges              0.4           -              -
     Unrealized net derivative loss on cash flow hedges           (0.1)         (0.4)           -
     Change in foreign currency translation adjustment            10.6          (0.4)         (28.9)
                                                               ------------------------------------
     Comprehensive loss for the period                         $ (44.5)     $ (124.1)      $ (299.7)
                                                               ====================================

     The changes to accumulated other comprehensive loss for three years ended March 28, 2003 were as follows:


                                                                        Realized and
                                        Cumulative        Minimum      Unrealized Net
                                        Translation       Pension      Gain (Loss) on
                                          Account        Liability       Derivatives        Total
                                        ----------------------------------------------------------
     Balance, March 31, 2000            $ (13.7)          $   --           $   --          $ (13.7)
     Change during the year               (28.9)              --               --            (28.9)
                                        ----------------------------------------------------------
     Balance, March 30, 2001              (42.6)              --               --            (42.6)
     Change during the year                (0.4)             (2.5)            (0.4)           (3.3)
                                        ----------------------------------------------------------
     Balance, March 29, 2002              (43.0)             (2.5)            (0.4)          (45.9)
     Change during the year                10.6               2.5              0.3            13.4
                                        ----------------------------------------------------------
     Balance, March 28, 2003            $ (32.4)          $   --           $  (0.1)        $ (32.5)
                                        ==========================================================

     During Fiscal 2003, the Company recorded a derivative loss of $7.7 in the cumulative translation account in respect of a hedge in a net investment in a foreign subsidiary (2002 - gain of $2.2; 2001 - gain of $13.3).

     As at March 29, 2002, the accumulated pension benefit obligation was in excess of the fair value of the pension plan assets by $2.5, resulting in an additional minimum pension liability recorded in other comprehensive loss. In the fourth quarter of Fiscal 2003, the Company settled the underlying pension benefit obligation, resulting in the realization of the $2.5 minimum pension liability included in other expense for the year ended March 28, 2003.

     The Company also recorded a net gain to other comprehensive loss in Fiscal 2003 of $0.3 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges for Fiscal 2004. The Company estimates that $0.1 of derivative loss included in other comprehensive loss will be reclassified into earnings within the next 12 months.

16.  OTHER INCOME (EXPENSE) - NET


                                                                     2003         2002          2001
                                                                  ----------------------------------

     Interest income                                              $   3.0      $   5.5     $   9.0
     Foreign exchange gain (loss)                                    (5.6)         7.3       (10.6)
     Pension plan settlement (see also Note 23)                      (6.6)          --          --
     Gain on sale of long-term investment (see also Note 6)           0.7           --          --
     Impairment of long-term investments (see also Note 6)          (11.5)        (3.5)         --
     Equity loss in Optenia, Inc.                                      --         (2.2)       (0.6)
     Lease settlement with tenant                                     3.7           --          --
     Other                                                           (0.2)          --          --
                                                                  --------------------------------
     Other income (expense) - net                                 $ (16.5)     $   7.1     $  (2.2)
                                                                  ================================

     During the fourth quarter of Fiscal 2003, the Company negotiated the settlement of a long-term lease contract with a tenant at the Company's Sweden plant. The Company recorded a recovery of $3.7 in the fourth quarter of Fiscal 2003 in connection with the cash proceeds from the lease settlement.

17.  INCOME TAXES

     The components of loss, before provision of income taxes consists of the following:


                                                                 2003        2002       2001
                                                              ---------------------------------
     Loss from continuing operations before income taxes:
     Canadian                                                 $  (25.2)   $  (23.0)   $ (155.0)
     Foreign                                                     (34.0)      (99.2)     (119.8)
                                                              ---------------------------------
                                                              $  (59.2)   $ (122.2)   $ (274.8)
                                                              =================================


     The provision (recovery) for income taxes consists of the following:

                                         2003           2002           2001
                                        ------------------------------------
     Current:
     Canadian                           $  0.7         $  1.0         $  6.9
     Foreign                              --             --              2.1
                                        ------------------------------------
                                           0.7            1.0            9.0
                                        ------------------------------------
     Deferred:
     Canadian                              0.6           (1.7)          (1.0)
     Foreign                              (0.2)          (0.7)          (4.4)
                                        ------------------------------------
                                           0.4           (2.4)          (5.4)
                                        ------------------------------------
                                        $  1.1         $ (1.4)        $  3.6
                                        ====================================

     The reconciliation between the statutory Canadian income tax rate and the actual effective rate is as follows:


                                                                2003        2002       2001
                                                              ------------------------------

     Expected Canadian statutory income tax rate                   35%         35%       40%
                                                              ------------------------------
     Recovery at Canadian statutory income tax rate           $ (20.6)    $ (42.5)   $(111.4)
     Differences between Canadian and foreign taxes               1.7        (0.3)       5.3
     Investment tax credits                                       -           -         (3.7)
     Tax effect of losses not recognized                         33.1        26.1       32.4
     Tax effect of temporary differences not recognized          (3.6)        9.1       14.1
     Tax effect of amortization of acquired intangibles           -           2.6       70.8
     Tax effect of realizing benefit of prior
       years' loss carryforwards and timing differences          (6.7)       (2.0)      (8.5)
     Corporate minimum taxes                                      0.7         1.0        2.3
     Other                                                       (3.5)        4.6        2.3
                                                              ------------------------------
     Income tax expense (recovery)                            $   1.1     $  (1.4)   $   3.6
                                                              ==============================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities were as follows:


                                                              2003       2002
                                                           --------------------
     Deferred tax assets:
      Provisions                                           $    7.5     $  13.9
      Income tax loss carryforwards                            89.4        56.0
      Investment tax credits                                   37.5        34.1
      Other - net                                                --         1.8
                                                           --------------------
                                                              134.4       105.8
      Less: valuation allowance                              (106.0)      (75.8)
                                                           --------------------
     Deferred tax assets                                       28.4        30.0
                                                           --------------------
     Deferred tax liabilities:
      Book and tax differences on fixed assets                 18.3        19.0
      Other - net                                               0.7         2.2
                                                           --------------------
     Deferred tax liabilities                                  19.0        21.2
                                                           --------------------
     Net deferred tax assets                               $    9.4     $   8.8
                                                           ====================

     The increase of $30.2 in the valuation allowance from the previous year relates to unrecorded investment tax credits and non-capital losses in Canada, and non-capital losses and temporary deductible differences in the Company's foreign operations.

     Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The current year's loss before income taxes attributable to all foreign operations, including discontinued operations, was $34.0 (2002 - loss of $101.0; 2001 - loss of $68.8).

     As at March 28, 2003, the Company had income tax loss carryforwards in Sweden and the United Kingdom of approximately $198.9 that may be carried forward indefinitely to reduce future years' income for tax purposes. Approximately $57.5 of these losses has been recognized as a tax benefit for accounting purposes to the extent that the Company has deferred tax liabilities in these jurisdictions. The Company has $80.7 of U.S. federal income tax loss carryforwards related to operations in the United States that expire between 2012 and 2023. The Company also has $37.4 of U.S. state net operating loss carryforwards available that expire between 2004 and 2008. The Company has provided a full valuation allowance on the U.S. loss carryforward balances.

     As at March 28, 2003, the Company had $45.5 of Canadian investment tax credits available to offset federal income taxes payable. The Company has recognized an accounting benefit of $10.4 on these investment tax credits. The investment tax credits expire between 2008 and 2012.

18.  SALE OF FOUNDRY BUSINESSES

     In the fourth quarter of Fiscal 2003, the Company recorded a reversal of $2.5 related to the release of certain provisions accrued at the time of the Bromont and Plymouth foundry sales in Fiscal 2002. The excess provision was reversed as a result of a reduction in the remaining costs to separate the businesses and to settle estimated claims.

     Plymouth Foundry

     On March 28, 2002, Zarlink sold its wafer fabrication facility in Plymouth, UK, as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG (X-FAB) of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and a note of $18.0 repayable over three years. The Plymouth foundry facility comprised two CMOS wafer fabrication lines for producing digital and mixed-signal communications and medical semiconductors.

     At the time of the sale, the note receivable was discounted at 8% to a carrying value of $15.9 at March 28, 2003. In accordance with SEC Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the sale of a Business or Operating Assets to a Highly Leveraged Entity", the gain on sale of $15.6 was deferred and netted against the carrying value of the note receivable. The net note receivable of $0.1 is included in Other Assets. The Company will recognize the gain as payments are made on the note receivable. The first payment of $10.0 against the note receivable is expected to be received in June 2004 with the final payment of $8.0 due in March 2005.

     As part of the sale, the two companies signed a five-year agreement to ensure continuity of supply for Zarlink products manufactured at Plymouth.

     Bromont Foundry

     On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, and related business to DALSA for $16.9. Under the agreement, Zarlink received from DALSA $13.0 in cash and retained a 19.9% investment in the Bromont foundry. DALSA also assumed certain employee-related payables of approximately $0.5. The Bromont facility is an operation featuring CMOS process technology for digital and mixed-signal (analog/digital) communications products.

     The Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2 in Fiscal 2002. During the third quarter of Fiscal 2003, Zarlink sold its investment in DALSA for cash proceeds of $4.2 and recorded a gain of $0.7 in Other Income (Expense).

     The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont.

19.  DISCONTINUED OPERATIONS

     On November 3, 2000, the Company adopted formal plans to pursue divestiture opportunities related to the distinct operations of the Systems business. Accordingly, the operations related to this business were accounted for as discontinued operations with November 3, 2000 being the effective measurement date.

     On February 16, 2001, the Company sold its worldwide Systems business, including the name "Mitel", to a company controlled by Dr. Terence H. Matthews. As part of the transaction, Zarlink transferred most of its Ottawa, Canada real estate to Dr. Matthews. The Company received $196.7 in cash proceeds, after adjustments, in exchange for selling a 90% ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada.

     The results of the Systems business operations were as follows:

                                                                     2001
                                                                   --------

     Sales for the period ended February 16, 2001                  $ 343.5
                                                                   ========
     Results of operations to the measurement date
       of November 3, 2000:
     Loss before income taxes                                      $  (8.7)
     Income tax recovery                                               3.0
                                                                   --------
     Loss from discontinued operations to the
       measurement date of November 3, 2000                        $  (5.7)
                                                                   ========

     The Company recorded a gain of $13.3, net of transaction costs and other provisions to separate the Systems business totaling $21.5, as well as post-measurement date operating losses of $34.3 and income taxes of $7.4.

     During the fourth quarter of Fiscal 2003, the Company recorded the reversal of $2.4 of excess provisions related to these discontinued operations based upon remaining costs to settle claims.

20.  ACQUISITION

     On July 28, 2000, the Company acquired Vertex Networks (Vertex), a privately held, California-based, fabless semiconductor company providing silicon solutions for the enterprise switching and wide area Network Communications markets. Zarlink acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $210.8. Approximately 1.1 million shares or 10% of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535,000 issued shares valued at $10.2 were subject to certain restrictions over a two-year period. Under GAAP, these amounts were accounted for as compensation rather than a component of the purchase price. The Company recorded $0.5 of stock compensation expense in Fiscal 2003 due to the vesting of restricted stock awarded to certain employees of Vertex as compared to expense of $6.0 in Fiscal 2002 and $3.3 in Fiscal 2001. No further stock compensation expense will be recorded against these formerly restricted shares.

     During the year ended March 30, 2001, the Company recorded an asset impairment charge to reduce the carrying value of goodwill by $112.9 to $3.9 (see also Note 8). During the year ended March 29, 2002, the Company recorded an additional asset impairment charge of $1.6 to reduce the carrying value of the acquired intangible assets to nil.

21.  RELATED PARTY TRANSACTIONS

     There were no related party transactions in Fiscal 2003. During Fiscal 2002, the Company sold to and purchased from significantly influenced enterprises products and services valued at approximately $1.3 (2001 - $nil) and $0.7 (2001 - $0.7) respectively. These transactions for products and services were under usual trade terms and trade prices in Fiscal 2002 and Fiscal 2001.

     As at March 28, 2003, the Company had no investments in significantly influenced enterprises. Included in accounts receivable as at March 28, 2003 were amounts due from significantly influenced enterprises of $nil (March 29, 2002 - $0.2).

22.  INFORMATION ON BUSINESS SEGMENTS

     Business Segments

     The Company's operations are comprised of three reportable business segments - Network Communications, Consumer Communications, and Ultra Low-Power Communications. Reportable segments are business units that offer different products and services, employ different production processes and methods of distribution, sell to different customers, and are managed separately because of these differences.

     Prior to the fourth quarter of Fiscal 2003, the Company reported its business segments as Communications and Medical. The change in segments resulted from the evolution of the company's business model and direction toward a designer and marketer of broad-based communications semiconductor solutions. Network Communications was previously known as Network Access and was part of the Communications segment. Consumer Communications was previously known as User Access and was also part of the Communications segment. The Ultra Low-Power Communications segment, previously known as Medical, reflects the expanded opportunities arising in healthcare and communications from the group's Ultra Low-Power expertise.

     The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through Ultra Low-Power communications solutions. The Network Communications business segment offers products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications, and products that address the multi-protocol physical and network layers. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

     The Chief Executive Officer (CEO) is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO evaluates the financial performance of each business segment and allocates resources based on operating income. The Company does not allocate stock compensation expense, special charges or gains, interest income or interest expense or income taxes to its reportable segments. In addition, total assets are not allocated to each segment as they are primarily tracked by legal entity only; however, depreciation of fixed assets is allocated to the segments based on the estimated asset usage. The accounting policies of the reportable segments are the same as those described in Note 2.


                                                   Network           Consumer        Ultra Low-Power    Unallocated
     Year Ended March 28, 2003                 Communications     Communications     Communications        Costs           Total
     -------------------------                 --------------     --------------     --------------     ------------       -----
     Total external sales revenue                  $ 115.8           $  49.1             $ 28.9            $   --        $ 193.8
     Depreciation of buildings and equipment           9.8               2.8                0.5                --           13.1
     Recovery on sale of foundry businesses             --                --                 --              (2.5)          (2.5)
     Stock compensation recovery                        --                --                 --              (1.4)          (1.4)
     Segment's operating loss from
       continuing operations                         (20.0)            (21.1)              (4.5)              3.9          (41.7)

                                                   Network           Consumer        Ultra Low-Power    Unallocated
     Year Ended March 28, 2002                 Communications     Communications     Communications        Costs           Total
     -------------------------                 --------------     --------------     --------------     ------------       -----

     Total external sales revenue                 $ 114.5           $  72.7              $ 34.9            $    --       $  222.1
     Depreciation of buildings and equipment         13.6               5.9                 0.3                 --           19.8
     Amortization of acquired intangibles             4.4                --                  --                 --            4.4
     Loss on sale of foundry business                  --                --                  --                5.4            5.4
     Special charges                                   --                --                  --               41.1           41.1
     Stock compensation expense                        --                --                  --                8.4            8.4
     Segment's operating income (loss) from
       continuing operations                        (73.6)             (8.8)                8.8              (54.9)        (128.5)

                                                   Network           Consumer        Ultra Low-Power    Unallocated
     Year Ended March 28, 2001                 Communications     Communications     Communications        Costs           Total
     -------------------------                 --------------     --------------     --------------     ------------       -----
     Total external sales revenue                 $ 259.9           $ 157.5              $ 32.8            $   --        $  450.2
     Depreciation of buildings and equipment         40.8              24.2                 0.7                --            65.7
     Amortization of acquired intangibles            65.3                --                  --                --            65.3
     Special charges                                   --                --                  --             237.6           237.6
     Stock compensation expense                        --                --                  --               3.8             3.8
     Segment's operating income (loss) from
       continuing operations                        (27.5)              9.9                 0.9            (241.4)         (258.1)

     Geographic Segments

     Revenues from continuing operations from external customers are attributed to countries based on location of the selling organization.

     Geographic information is as follows:

                                          2003                2002                     2001
                                 ------------------    -----------------    ----------------------------
                                                                                               Acquired
                                             Fixed                 Fixed              Fixed   Intangible
                                  Revenue    Assets    Revenue    Assets    Revenue   Assets    Assets
                                  -----------------    -----------------    ----------------------------
     Canada                      $   44.4   $  11.3   $   43.1   $  14.3   $   78.7   $  28.7   $  3.9
     United Kingdom                  79.6      30.9       83.7      30.8      155.5      52.6       --
     United States                   43.0       1.7       62.8       3.0      173.0       3.6       --
     Sweden                          19.9      12.1       22.9       9.9       25.4      12.1       --
     Other foreign
       countries                      6.9       0.4        9.6       0.1       17.6       0.8       --
                                 ---------------------------------------------------------------------
     Total                       $  193.8   $  56.4   $  222.1   $  58.1   $  450.2   $  97.8   $  3.9
                                 =====================================================================

     Major Customers

     For the year ended March 28, 2003, the Company had revenues from one external customer, a major distributor, which exceeded 10% of total net revenues (2002 - one; 2001 - one). Sales to this distributor in Fiscal 2003 were $39.0 (2002 - $27.1; 2001 - $64.6) and related to the Network
     Communications and Consumer Communications segments.

23.  PENSION PLANS

     As at March 28, 2003, the Company maintained several defined contribution and two defined benefit pension plans for its employees. The U.K. defined benefit pension plan was settled in the fourth quarter of Fiscal 2003.

     Pension expense was calculated using the projected benefit method of valuation. The components of the pension expense were as follows:

                                                         2003        2002       2001
                                                        -----------------------------
     Continuing operations:
       Defined contribution plans                       $  2.9      $  1.2     $  1.3
       Defined benefit plans (see table below)             2.2         2.9        2.2
                                                        -----------------------------
       Pension expense from continuing operations          5.1         4.1        3.5
                                                        -----------------------------
     Discontinued operations:
       Defined contribution plans                          -           -          3.0
       Defined benefit plans (see table below)             -           -          3.0
                                                        -----------------------------
       Pension expense from discontinued operations        -           -          6.0
                                                        -----------------------------
     Pension expense                                    $  5.1      $  4.1     $  9.5
                                                        =============================

                                                          2003       2002       2001
                                                        -----------------------------
     Defined benefit pension expense:
     Employer service cost                              $  1.4      $  1.8     $  5.2
     Interest cost on projected plan benefits              1.4         1.3        4.7
     Expected return on plan assets                       (0.7)       (0.6)      (4.7)
     Net amortization and deferral                         0.1         0.4        -
                                                        -----------------------------
     Net periodic pension expense                          2.2         2.9        5.2
     Less:  discontinued operations                        -           -         (3.0)
                                                        -----------------------------
     Defined benefit pension expense from
        continuing operations                           $  2.2      $  2.9     $  2.2
                                                        =============================

     (A)  DEFINED CONTRIBUTION PENSION PLANS

     The Company has defined contribution employee savings plans in Canada, the United Kingdom, and the United States. The Company matches the contributions of participating employees on the basis of percentages specified in each plan.

     (B)  DEFINED BENEFIT PENSION PLANS

     In Fiscal 2002, there was one contributory defined benefit pension plan (the Plan) that covered substantially all employees of Zarlink Semiconductor Limited (ZSL), a wholly owned subsidiary of the Company. On November 30, 2001, ZSL suspended contributions to the Plan and ceased members' pension accruals. The Plan was replaced with a defined contribution pension plan at that time.

     On January 31, 2003 and under a "wind-up" agreement, ZSL paid $8.0 in cash consideration of the pension obligation settlement to Legal and General Assurance Society Limited (L&G), a large, AAA-rated insurance company in the United Kingdom. On the same date, ZSL transferred $15.7, representing all of the pension plan assets, to L&G. Pursuant to the terms of the wind-up agreement, the insurance company assumed the ongoing obligations to administer and make payments against the Plan. L&G purchased non-participating annuity contracts to cover the vested benefits. The Company expects to make a final payment of approximately $2.3 in Fiscal 2004 after the final adjustments are calculated. This amount was included in other accrued liabilities as at March 28, 2003.

     In prior years, the Company's policy was to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by pension regulatory authorities. This Plan provided pension benefits based on length of service and final pensionable earnings. Employee contributions were based on pensionable earnings. The Fiscal 2002 actuarial report in connection with this defined benefit plan, prepared as of March 29, 2002, was based on short-term rates given the Company's intention to terminate the plan in Fiscal 2003.

     In prior years and for purposes of an actuarial valuation, pension fund assets were valued using the discounted income method. Under this approach, the value of the assets is obtained by estimating the receipts which will arise in the future from the plan's investments and then discounting the amounts to the valuation date, at the valuation rate of return on assets.

     As at March 28, 2003, the actuarial present value of ZSL accrued pension benefits was $nil (2002 - $17.8). The accumulated benefit obligation in Fiscal 2002 resulted in an additional minimum pension liability of $2.5 recorded as at March 29, 2002, which was subsequently recorded in other expense when the Plan was settled in the fourth quarter of Fiscal 2003.

     The second defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. During Fiscal 2003, the Company began to partially fund this pension plan. The associated pension liability is calculated each year by the Pension Registration Institute. With respect to the pension liability of $10.6 (2002 - $8.6), the Company has provided, as collateral, a limited surety bond in the amount of $6.7 and letters of credit of $4.5. This pension liability was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden.

     The third defined benefit plan covers all employees in Germany with over ten years of active service and provides benefits based on length of service and final pensionable earnings. There are no segregated pension fund assets under the plan. The pension liability is actuarially determined each year and is insured in its entirety by the Swiss Life Insurance Company. The pension liability of $3.7 (2002 - $3.4) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Germany.

     The following table shows the plans' funded status reconciled with amounts reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                         2003       2002
                                                       -------------------
     Change in accrued pension benefits:
     Benefit obligation at beginning of year           $  29.2     $  21.4
     Service cost                                          1.4         1.8
     Interest cost                                         1.4         1.3
     Actuarial loss                                        5.1         5.5
     Plan settlement                                     (25.8)        --
     Benefits paid                                        (0.9)       (0.7)
     Foreign exchange                                      5.3        (0.1)
                                                       -------------------
     Benefit obligation at end of year                    15.7        29.2
                                                       -------------------
     Change in plan assets:
     Fair value of plan assets at beginning of year       11.8         8.7
     Actual return on plan assets                          1.7        (0.3)
     Employer contributions                                1.4         3.2
     Employee contributions                                --          0.9
     Plan settlement                                     (15.7)        --
     Benefits paid                                        (0.5)       (0.6)
     Foreign exchange                                      2.7        (0.1)
                                                       -------------------
     Fair value of plan assets at end of year              1.4        11.8
                                                       -------------------
     Unfunded status                                     (14.3)      (17.4)
                                                       -------------------
     Net pension benefit liability                     $ (14.3)    $ (17.4)
                                                       ===================

     The assumptions used to develop the actuarial present value of the accrued pension benefits (obligations) were as follows:

         Assumptions:                       2003           2002           2001
                                         ---------------------------------------
         Discount rate                   3.5%-6.0%           5%             6%
         Compensation increase rate          3%            Nil            3-4.5%
         Investment return assumption        5%              5%             9%

24.  FINANCIAL INSTRUMENTS

     (A)  FAIR VALUE

     The Company's financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable, long-term debt and foreign exchange forward and option contracts. Due to the short-term maturity of cash and cash equivalents, short-term investments, restricted cash and accounts payable, the carrying values of these instruments are reasonable estimates of their fair value. The note receivable was discounted at market rates so that the carrying value approximates the fair value of the note. The fair value of long-term debt was determined by discounting future payments of interest and principal at estimated interest rates that would be available to the Company at year-end. The fair value of the foreign exchange forward and option contracts reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The fair value of financial instruments approximates their carrying value.

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

     The notional amounts for forward contracts represent the U.S. dollar equivalent of an amount exchanged. All of the forward contracts mature within six months with the longest maturity extending to September 25, 2003. At March 28, 2003, unrealized gains were $nil (2002 - $0.1; 2001 -
     $2.6) and  unrealized  losses  were $0.1  (2002 - $0.5;  2001 - $7.7).  The following table presents the net notional amounts of the forward contracts in U.S. dollars:

              Buy (Sell): (U.S. dollars)        2003           2002
                                              -----------------------
              Forward contracts:
              British pounds                  $ 15.7          $(14.2)
              Canadian dollars                   7.4            33.0
              Swedish krona                      -               0.7
              Euro                               -               0.3
                                              ----------------------
              Total                           $ 23.1          $ 19.8
                                              ======================

     (C)  CREDIT RISK

     The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and derivative contracts. Cash and cash equivalents, short-term investments and restricted cash are invested in government and commercial paper with investment grade credit rating.

     The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk (see also Note 22).

     The Company's note receivable is subject to credit risk in the event of non-payment by X-FAB (see also Note 18).

     Zarlink is exposed to credit risk on its foreign exchange contracts in the event of non-performance by its counterparties. The Company does not anticipate non-performance by any of the counterparties, as it deals with counterparties that are major financial institutions. The Company anticipates the counterparties will satisfy their obligations under the contracts.

     (D)  INTEREST RATE RISK

     The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary assets and current liabilities.

     (E)  UNUSED BANK LINES OF CREDIT

     The Company has a line of credit for $17.0 (Cdn$25.0), of which up to $7.5 (Cdn$11.0) is available for letters of credit. At March 28, 2003, $6.2 (2002 - $2.9) in letters of credit were outstanding against this credit facility, thus the Company had unused and available demand bank lines of credit of approximately $10.8 (2002 - $12.8) at a rate of interest based on the prime lending rate plus 0.50%. As at March 28, 2003, cash and cash equivalents of $6.2 were hypothecated under the Company's revolving global credit facility to cover certain outstanding letters of credit.

25. SUPPLEMENTARY CASH FLOW INFORMATION

                                                     2003       2002      2001
                                                     -------------------------
     Cash interest paid (included in cash flow
        from operations)                             $ 0.2     $ 0.5     $ 10.1
                                                     ==========================
     Cash taxes paid (included in cash flow
        from operations)                             $ 1.7     $ 2.3     $ 15.8
                                                     ==========================

     The following table summarizes the Company's other non-cash changes in operating activities:


                                                                       2003      2002      2001
                                                                    -----------------------------
     CASH PROVIDED BY (USED IN)
       Impairment of long-term investment                           $  11.5    $   3.5   $     --
       Income on disposal of discontinued operations                   (2.4)        --      (65.0)
       Gain on sale of long-term investment                            (0.7)        --         --
       Loss (recovery) on sale of businesses                           (2.5)       5.4         --
       Loss on sale of fixed assets                                      --        0.5        1.8
       Equity loss in investment                                         --        2.2        0.6
       Non-cash foreign exchange loss on short-term investments         5.1         --         --
       Pension settlement charge                                        6.6         --         --
       Change in pension liability                                      0.2        6.6        1.8
       Inventory write-down                                              --       29.1         --
       Special charges, non-cash                                         --        7.8      237.6
       Other                                                             --         --        7.3
                                                                    -----------------------------
       Other non-cash changes in operating activities               $  17.8    $  55.1   $  184.1
                                                                    =============================

     The following table summarizes the Company's cash flows from (used in) investing activities from acquisitions:

                                                2003        2002        2001
                                              --------------------------------

     Cash acquired                            $    --     $    --     $   (7.4)
     Net assets acquired other than cash           --          --       (193.2)
                                              --------------------------------
     Total purchase price                          --          --       (200.6)
     Less:  cash acquired                          --          --          7.4
     Less:  non-cash consideration paid            --          --        200.6
     Less:  cash paid for other investments        --          --         (0.5)
                                              --------------------------------
     Acquisitions, net of cash acquired       $    --     $    --     $    6.9
                                              ================================

26.  SUBSEQUENT EVENT

     Since the third quarter of Fiscal 2002, the Company has presented its financial statements in U.S. dollars. However, the Company has historically measured the parent company's financial statements in Canadian dollars and its subsidiaries' financial statements in their respective local currencies. Effective March 29, 2003, the beginning of Fiscal 2004, as a result of the Company's increased economic activities denominated in U.S. dollars, the U.S. dollar has become the functional currency across the Company's operations.

27.  COMPARATIVE FIGURES

     Certain of the Fiscal 2002 and Fiscal 2001 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 2003.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth the name, age and position of each director of the Company.

Name                         Age    Director Since         Positions

Andre Borrel(2)              66     July 23, 1998          Director

Patrick J. Brockett(4)       55     April 9, 2001          Director, President
                                                           and Chief Executive
                                                           Officer

Hubert T. Lacroix(1,3,4)     46     July 21, 1992          Director

J. Spencer Lanthier          62     May 14, 2003           Director

Kirk K. Mandy(3,4)           46     July 23, 1998          Director and Vice
                                                           Chairman

Jules Meunier (2)                   July 31, 2002          Director

Kent H.E. Plumley(1,2,3)     65     August 22, 2000        Director

Dr. Henry Simon(3,4)         72     July 21, 1992          Director and Chairman

Dr. Semir D. Sirazi(1)       47     September 27, 1999     Director

(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)

(2)  Member of the Compensation and Human Resources Development Committee

(3)  Member of the Nominating and Corporate Governance Committee

(4)  Member of the Executive Committee

Mr. Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel is a director of Chartered Semiconductors Manufacturing in Singapore.

Mr. Brockett joined the Company in April 2001 as President and Chief Executive Officer. Prior to that he held a variety of executive management positions at National Semiconductor Corporation, including Executive Vice President from October 1997 to March 2001.

Mr. Lacroix is presently a consultant to Telemedia Ventures Inc., a private investment company and Senior Advisor to Stikeman Elliott LLP (law firm). He was Executive Chairman, Telemedia Corporation from February 2000 to May 2003. Prior to that date, he was a partner with McCarthy Tetrault LLP (law firm) since 1984. He is Chairman of the Board and Audit Committee member of SFK Pulp Fund and is a Director and Audit Committee member of ITS Investments Limited Partnership and Transcontinental Inc. He is also a Director of the Montreal General Hospital Foundation, a Trustee of the Martlet Foundation of McGill University and a Director of Secor Inc.

Mr. Lanthier was appointed to the Board of Directors on May 14, 2003. Until his retirement, Mr. Lanthier had a long and distinguished career with KPMG Canada culminating in the position of Chairman and Chief Executive from 1993 to 1999. Mr. Lanthier is presently a director of Bank of Canada, TSX Group Inc., Torstar Corporation, Ellis-Don Inc., Intertape Polymer Inc., BCE Emergis Inc., Canada Life Assurance Company Gerdau Ameristeel Inc.

Mr. Mandy joined the Company in 1984 serving in executive management positions until his appointment as President and Chief Executive Officer on July 23, 1998. Mr. Mandy retired from the Company and was appointed Vice-Chairman of the Board of Directors on April 6, 2001. He also serves on the board of directors of several privately-held companies.

Mr. Meunier was appointed to the Board of Directors on July 31, 2002. He was President and CEO of Proquent Systems Inc. from January 2002 until November 2002. Mr. Meunier held a variety of executive management positions at Nortel Networks Corporation from 1979 to October 2001. He is also a Director and member of the Audit Committee of Spectrum Signal Processing.

Mr. Plumley has been a Special Partner of Osler, Hoskin & Harcourt, a law firm, since January 2002. Prior to that date he was an equity partner in Osler, Hoskin & Harcourt since May 1990. He also serves on the board of directors of several privately-held companies and is a Director of the Ottawa Heart Institute Foundation and Queen's University.

Dr. Simon has been a Special Partner of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences, since January 2002 and Chairman from 1996 to 2001. Dr. Simon has been Chairman of the Company's Board of Directors since July 21, 1994. He is also Chairman of Leica Microsystems AG, Director of Gyros AB and Director and Chairman of the Audit Committee of Eyetek Pharmaceuticals.

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

Statement of Corporate Governance Practices

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

The Board of Directors of the Company has always endorsed the concept, principles and practices of sound corporate governance and believes that the Company is fully compliant with the Governance Guidelines, as currently in force.

In the spring of 2002, the Toronto Stock Exchange circulated proposed disclosure and continued listing requirements, together with further amendments to the Governance Guidelines. The Board of Directors believes that the Company's corporate governance practices conform to the proposed Toronto Stock Exchange standards in all material respects. It must be noted, however, that as of May 30, 2003, these proposed standards are not yet in force and, if necessary, the Board of Directors will further review the Company's corporate governance practices to conform with the Toronto Stock Exchange standards, once in their final form.

As a company listed on the New York Stock Exchange (NYSE), the Company complies with the applicable rules and regulations of the NYSE, the United States Securities and Exchange Commission and other legislation applicable to overseas companies listed in the United States, including the recently-enacted Sarbanes-Oxley Act of 2002. These rules and regulations impose requirements on the Company related to good corporate governance practices.

The Board of Directors and the Company's management are committed to the highest standard of corporate governance, and the Company has had standards in place for many years. The Board of Directors reviews the Company's governance standards periodically and revises them when necessary to respond to changing regulatory requirements and evolving best practices. The Company's principal objective in directing and managing its business and affairs is to enhance shareholder value. The Company believes that effective corporate governance improves corporate performance and benefits all shareholders.

During recent months, the Board of Directors and each board committee have reviewed the Company's corporate governance practices in response to the Sarbanes-Oxley Act of 2002 and the related SEC rules and proposed corporate governance standards of the New York Stock Exchange. Many of the corporate governance practices required by the Sarbanes-Oxley Act of 2002 are being phased in over time, and the proposed NYSE corporate governance listing standards are not yet effective; therefore, the Company's response to these changes will be an on-going process. Nevertheless, the Board of Directors has already taken action to ensure the Company's compliance with the proposed NYSE rules, including the requirement to disclose the Company's financial expert. The Nominating and
Corporate   Governance  Committee  and  the  Board  of  Directors  reviewed  the qualifications of Hubert T. Lacroix as Chairman of the Audit Committee and determined that he be considered the Company's financial expert.

Executive Officers

The names, ages and positions with the Company of the executive officers of the Company, other than Mr. Brockett, who is listed in the table of directors, are as follows:

       Name               Age                    Positions
       ----               ---                    ---------
Roland Andersson          51       Senior Vice President, Worldwide Sales and
                                   Marketing

Pradeep Singh Arora       39       Vice President Sales, Asia Pacific

Michael Bereziuk          50       Senior Vice President and General Manager,
                                   Consumer Communications

Peter Burke               52       Vice President, Chief Technology Officer

Jonathan Burnie           51       Director, Time To Market

J. Desmond Byrne          51       Vice President Legal and Assistant Secretary

Jean-Jacques Carrier      52       Senior Vice President Finance and Chief
                                   Financial Officer (resigned)

Robert Eschbach           38       Vice President Sales, Americas

Anthony P. Gallagher      49       Senior Vice President, Worldwide Operations

Tsviatko Ganev            55       Vice President and General Manager, Optical
                                   Systems

John Ingvarsson           51       Vice President Sales and Marketing, EMEA

Mark Levi                 66       Vice President, Corporate Marketing

Donald G. McIntyre        55       Senior Vice President Human Resources,
                                   General Counsel and Secretary

Shirley J. Mears          48       Vice President, Treasurer

Scott Milligan            42       Senior Vice President Finance and Chief
                                   Financial Officer

Timothy R. Saunders       42       Vice President and Corporate Controller

Stephen J. Swift          50       Vice President and General Manager, Ultra
                                   Low Power Communications Division

Jitesh B. Vadhia          44       Senior Vice President, Network Communications
                                   Division

     Mr. Andersson was appointed Senior Vice President, Worldwide Sales and Marketing on June 15, 2001. From 1983 until his appointment, Mr. Andersson served in several senior management positions with National Semiconductor Corporation.

     Mr. Arora was appointed Vice President Sales in June 2001. From 1995 until his appointment, Mr. Arora served in senior management positions with National Semiconductor Corporation.

     Mr. Bereziuk was appointed Senior Vice President and General Manager, Consumer Communications on November 5, 2001. From 1984 until his appointment, Mr. Bereziuk served in several senior management positions with National Semiconductor Corporation.

     Mr. Burke was appointed Vice President, Chief Technology Officer on June 12, 2001. Mr. Burke served as Vice President, Network Access (renamed Network Communications) from January 2001 to June 2001, Vice President Strategic Marketing from December 1999 to January 2001 and Vice President Product Marketing from February 1998 to December 1999. Mr. Burke joined the Company in 1995.

     Mr. Burnie was appointed Director of Time To Market in September 2000. Previous to that he was Acting Director of Time To Market from February 2002 to September 2002; Planning Manager from December 1999 to January 2002, and Technology Manager from June 1985 to November 1999. Mr. Burnie joined the Company in 1985.

     Mr. Byrne was appointed Vice President, Legal and Assistant Secretary on January 30, 2001. Mr. Byrne served as Assistant General Counsel and Assistant Secretary from June 1987 to January 2001. Mr. Byrne joined the Company in 1983.

     Mr. Carrier served as Senior Vice President Finance and Chief Financial Officer from October 1998 until his resignation effective May 19, 2003. Mr. Carrier joined the Company in 1993 as Vice President Finance and Chief Financial Officer and served as a member of the Board of Directors of the Company from July 1998 to November 2002. Mr. Carrier advised in February 2003 that he would be leaving the Company to pursue other business opportunities.

     Mr. Eschbach joined the Company in 2002 and Vice President Sales, Americas. From 1997 to his appointment, Mr. Eschbach served in sales and marketing positions with National Semiconductor Corporation.

     Mr. Gallagher was appointed Senior Vice President, Worldwide Operations on April 1, 2002. Mr. Gallagher served as Vice President Worldwide Operations from October 2000 to March 2002, Vice President, Europe from April 1999 until September 2000 and Finance Director from October 1992 to March 1999. Mr. Gallagher joined the Company in 1992.

     Mr. Ganev joined the Company in 2002 as Vice President and General Manager Optoelectronics Business Unit. Mr. Ganev served as Managing Director of Comsist AB from November 2001 to June 2002, CEO of Electronic Gruppen AB from December 1999 to November 2001 and Vice President and General Manager, LME Ericsson Telecom AB from April 1982 to December 1999.

     Mr. Ingvarsson joined the Company in 2002 as Vice President Sales, EMEA. From 1987 until his appointment, Mr. Ingvarsson served as Director, Compaq Computer Corporation.

     Mr. Levi was appointed Vice President, Marketing Communications on May 7, 2001. From April 1990 until his appointment, Mr. Levi served as Vice President, Analog Marketing at National Semiconductor Corporation.

     Mr. McIntyre was appointed Senior Vice President Human Resources, General Counsel and Secretary in October 1998. Mr. McIntyre served as Vice President, General Counsel and Secretary from 1991 to October 1998. Mr. McIntyre also served as a director of the Company from 1993 to 1996 and from 1998 to 2002. Mr. McIntyre joined the Company in 1987.

     Ms. Mears was appointed Vice President Treasurer in April 1992. Ms. Mears served as Vice President, Corporate Taxation and Canadian Human Resources from April 1991 to March 1992 and Vice President, Corporate Taxation from February 1990 to March 1991. Ms. Mears joined the Company in 1983.

     Mr. Milligan was appointed Senior Vice President Finance and Chief Financial Officer on May 19, 2003. From 2000 to 2002, Mr. Milligan served as Vice President, Finance and Administration with UUNet Canada (later WorldCom Canada) and from 1993 to 2000 he served in senior financial positions with the Pepsi Bottling Group.

     Mr. Saunders was appointed Vice President and Corporate Controller in July 1998. Mr. Saunders served as Director, Corporate Finance from July 1992 to June 1997 and as Corporate Controller from June 1997 to July 1998. Mr. Saunders joined the Company in 1992.

     Mr. Swift was appointed Vice President and General Manager, Ultra Low Power Communications Division in April 2001. Mr. Swift served as General Manager, Medical (renamed Ultra Low Power Communications) from April 1998 to April 2001 and Manager, ASIC Engineering from September 1997 to April 1998. Mr. Swift joined the Company in 1997.

     Mr. Vadhia was appointed Senior Vice President, Network Communications Division in June 2002. Mr. Vadhia served as Vice President and General Manager, Optical Systems from October 2001 to June 2002 and as Vice President and General Manager, Network Access (renamed Network
     Communications) from June 2001 to October 2001. From 1987 until his appointment, Mr. Vadhia served in several senior management positions with National Semiconductor Corporation.

     Item 11. Executive Compensation

     The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 2003 was $5,427,068. This amount includes salary, bonuses, severance payments, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

     The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 2003 for the provision of pension, retirement and similar benefits to the directors and executive officers the Company as a group was $279,974, excluding adjustments for market value fluctuations related to the current year.

     Summary Compensation Table

     The following table sets forth compensation information for the three fiscal years ended March 28, 2003, March 29, 2002, and March 30, 2001, respectively, for the Chief Executive Officer and the four other most highly compensated executive officers of the Company who were serving as executive officers of the Company on March 28, 2003 (collectively, the "Named Executive Officers").

------------------------------------------------------------------------------------------------------------------
                                                                                        Long-Term
                                                   Annual Compensation                 Compensation
                                           -------------------------------------    ------------------
                                                            Bonus         Other        Securities
            Name and                                       (Annual        Annual          Under         All Other
            Principal             Fiscal                  Incentive      Compen-         Options         Compen-
            Position               Year    Salary(4)     Awards)(4)    sation(1,2,4)     Granted       sation(3,4)
                                               $              $             $               #               $
------------------------------------------------------------------------------------------------------------------

Patrick J. Brockett                2003     499,207          --          139,483         150,000          95,363
President and Chief                2002     495,657        297,391       142,124       1,110,000           2,128
Executive Officer                  2001        --            --             --             --               --

Jitesh Vadhia                      2003     269,370        213,275        30,002          50,000           7,962
Senior Vice President and,         2002     196,850         80,000           --          115,000         100,000
General Manager,                   2001        --            --             --             --               --

Network Communications



Roland Andersson                   2003     343,107         50,000        34,651          50,000         129,988
Senior Vice President,             2002     241,666        100,000        78,901         105,000         150,000
Worldwide Sales and Marketing      2001        --            --             --             --               --

Anthony A.P. Gallagher             2003     266,158        111,641        19,805          50,000          22,055
Senior Vice President              2002     144,335         95,933        11,287          50,000          11,029
Worldwide Operations               2001     159,627         44,943        12,573          26,000          10,408

Michael Bereziuk                   2003     275,000         40,000        68,861          45,000           1,657
Senior Vice President and          2002      98,656        103,125        75,360         105,000         127,202
General Manager,                   2001        --            --             --             --               --
Consumer Communications
------------------------------------------------------------------------------------------------------------------

(1) The value of benefits not exceeding the lesser of CAD$50,000 (representing approximately $32,000) and 10% of the sum of salary and bonuses has been omitted for each of the Named Executive Officers.

(2) "Other Annual Compensation" includes relocation and living expenses for three Named Executive Officers as follows: Mr. Brockett - Fiscal 2003 includes rent payments of $62,422 and tax equalization amounting to $62,054 (2002 - includes rent payments of $103,942 and relocation expenses totaling $25,136); Mr. Vadhia - Fiscal 2003 includes rent payments of $7,250 and tax equalization amounting to $12,733; Mr. Andersson - Fiscal 2003 includes car expenses amounting to $29,796 (2002 - includes car expenses amounting to $67,720); Mr. Gallagher - Fiscal 2003 includes car expenses amounting to $18,742; and Mr. Bereziuk - Fiscal 2003 includes 15% premium of $41,250 and a Goods and Services Allowance amounting to $27,611 payable under the Company's Expatriate Assignment Policy to cover extra expenses relating to international assignments (2002 - 15% premium and Goods and Services Allowance amounting to $32,308 and a resettlement allowance of $43,052).

(3) "All Other Compensation" includes contributions made and accrued by the Company to a defined contribution pension plan, excluding adjustments for market value fluctuations related to the current year and previous year accruals which totaled a decrease of $482 for one Named Executive Officer.

(4) Canadian dollar amounts have been converted to United States dollars using the Fiscal 2003 average exchange rate of 0.644132 (2002 - 0.639551; 2001 -
     0.666937).

     Employee Share Ownership Plan

     The Employee Share Ownership Plan was approved by the Board of Directors in May 1997. The purpose of this plan is to enable employees to invest in equity shares of the Company through employee savings. Employees make contributions by means of payroll deductions and common shares of the Company are purchased twice per month through normal market facilities by Computershare Trust Company of Canada, which assumed the administration role for Montreal Trust Company of Canada (the trustee appointed to administer the plan). The Company pays all brokerage commissions, transfer taxes, and other charges and expenses of the purchase and sale of the common shares except for the issuance of a certificate for fewer than 100 shares, in which case the employee is responsible for such costs.

     During April 2001, the Company implemented a matching contribution in connection with the Employee Share Ownership Plan which provides for a contribution by the Company equal to 15% of each employee's contribution under the plan, subject to a maximum of $320 per employee per year. A total contribution by the Company of approximately $130,000 is estimated under this plan for the next fiscal year.

     Director, CEO and Executive Share Ownership

     The policy for Director, CEO and Executive Share Ownership (the "Policy") was approved by the Board of Directors in May 2003 in order to better align the interests of the Company's directors, CEO and those executives who report directly to the CEO (the "Executives") with the financial interests of the shareholders of the Company, create ownership focus and build long-term commitment.

     The Policy requires the Directors, the CEO Executives establish and hold specified stock ownership levels in the Company within defined periods of time following the implementation of the Policy or from their date of hire or promotion to these roles after the effective date of the Policy, if later.

     The Chairman of the Board must purchase and hold common shares of the Company worth at least CAD$100,000 within three years after the effective date of the Policy or his/her date of appointment to the role, if later.

     Each non-executive Director, who is not Chairman of the Board, must purchase and hold common shares of the Company worth at least CAD$30,000 within three years after the effective date of the Policy or his/her date of appointment to the Board, if later.

     The CEO must purchase and hold common shares of the Company worth two times his/her base salary by the end of five years from the effective date of the Policy or his/her date of hire or promotion to the role, whichever is later.

     Each Executive must purchase and hold common shares of the Company worth one times his/her base salary by the end of five years from the effective date of the Policy or his/her date of hire or promotion to the role, whichever is later.

     The following guidelines and rules apply for purposes of the Policy: (a) base salary will be the average base salary of the CEO or the Executive, as applicable, over the three years prior to each measurement date; (b) interim ownership thresholds for the CEO and Executives will be 25% of target levels after two years; 50% after three years; 75% after four years; and 100% after five years; (c) these interim and final measurement dates will be extended to the extent that the CEO or any Executive has not earned sufficient after-tax incentive plan payments to fund purchases of common shares of the Company or to exercise vested options at the date that each incentive payment is made; (d) after the initial three-year period for Directors and five-year period for the CEO and the Executives, the measurement date will be once per year on the applicable anniversary date; and (e) at each ownership measurement date, the stock price used for calculating whether the common share ownership threshold requirement has been met or continues to be met will be the highest common share price on the Toronto Stock Exchange during the six-month period prior to such measurement date.

     If the CEO or any Executive misses the target common share ownership level at any of the measurement dates or thereafter, except as permitted in (c) above, one-half of any incentive payments earned by the CEO or Executive, as applicable, after the measurement date will be withheld and not paid to the CEO or Executive until his/her common share ownership level has been increased to meet the required target level as of the most recent measurement date.

     If any Director misses the target common share ownership level at any of the measurement dates or thereafter, any annual Director's fees owing to that Director after the measurement date will be withheld and not paid to the Director until his/her common share ownership level has been increased to meet the required target level of the most recent measurement date.

     Pursuant to the Policy, until the required ownership levels are met, it is expected that any exercise of outstanding options to purchase common shares will be used to increase the individual's required Company common share holdings.

     All trades (purchases and sales) of common shares of the Company by the Directors, the CEO and the Executives must be made in strict adherence with the Company's Insider Trading Guidelines and relevant securities laws.

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

     The Option Plan provides that, in the event of the death or permanent disability of an optionholder, the exercise period of any options unexercised at the date of death or permanent disability will be accelerated so that the optionholder's legal personal representative will be permitted to purchase and take delivery of, (i) in the case where the optionholder shall have been in the employment of the Company or any subsidiary for at least five years prior to the date of such employee's death or permanent disability, 50% of all common shares under option and not purchased or delivered at the date of death or permanent disability and
     (ii) in the case where the optionholder shall have been in the employment of the Company or any subsidiary for at least ten years prior to the date of such employee's death or permanent disability, all common shares under option and not purchased or delivered at the date of death or permanent disability, in each such case during the one year period following such optionholder's death or permanent disability (but in no event after the expiration date of such option).

     The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 90 days following the date the employee's employment is terminated (but in no event after the expiration date of such options); provided, however, that the Board of Directors of the Company may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated, for up to a maximum of three years following the date of termination of the employee's employment (but in no event after the expiration date of such option). In the event the employee's employment has been terminated for cause, the employee's options shall be immediately cancelled.

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

     Under the terms of the Option Plan, the maximum number of common shares as to which options have been or may be granted (including options that have been exercised to date) is 20,227,033 (representing approximately 15.9% of the common shares outstanding as of May 30, 2003). As of May 30, 2003, the closing price of the common shares of the Company on the New York Stock Exchange was $5.23 and therefore the total market value as of such date of the 10,321,145 common shares (excluding 5,692,687 common shares as to which options have been previously exercised and 4,213,201 common shares still available for option grant) that were subject to outstanding options pursuant to the Option Plan as of May 30, 2003 was $53,979,588.

     During Fiscal 2003, the Company granted options to purchase up to 2,674,088 common shares to 493 employees and seven non-employee directors of the Company at an average exercise price of $3.56 per share, of which options for 717,000 common shares were granted to 16 executive officers at an average exercise price of $3.76 per share. During Fiscal 2003, there was no exercise of options by executive officers of the Company.

     As at May 30, 2003, there were outstanding under the Option Plan options for an aggregate of 10,321,145 common shares at prices ranging from $2.32 to $25.45 per share and expiring at various dates through 2009. Of such options, options for an aggregate of 767,000 common shares were held by 17 executive officers, one of whom is a director of the Company.

     The following table sets forth the details regarding options granted to the Named Executive Officers under the Option Plan.

Option Grants During Fiscal 2003


=======================================================================================================================
                                                                               Market Value
                                               % of Total                      of Securities
                               Securities       Options                         Underlying
                                 Under         Granted to      Exercise           Options
                                Options        Employees          or            on the Date
                                Granted        in Fiscal     Base Price(1)       of Grant                Expiration
Name                              (#)             2003       ($/Security)      ($/Security)                 Date
-----------------------------------------------------------------------------------------------------------------------
Patrick J. Brockett             150,000           5.96           3.36              3.16               February 6, 2009

Jitesh Vadhia                    17,000           (2)            3.04              3.05              November 14, 2008
                                 50,000           1.98           3.36              3.16               February 6, 2009

Roland Andersson                 50,000           1.98           3.36              3.16               February 6, 2009

Anthony A.P. Gallagher           50,000           1.98           3.36              3.16               February 6, 2009

Michael Bereziuk                 45,000           1.78           3.36              3.16               February 6, 2009

=======================================================================================================================

(1) Exercise price is determined by the five-day averaging formula as defined in the Option Plan and Market Value is the market price on the Toronto Stock Exchange on the date of grant converting Canadian dollar amounts to United States dollars using the closing foreign exchange rate of the Bank of Canada on the date of each grant.

(2)  The percentage of total options granted was less than 1%.

     Year-End Option Values Table

     The following table summarizes, for each of the Named Executive Officers, the aggregated options exercised during Fiscal 2003 and option values at March 28, 2003.

                 Aggregated Options Exercised During Fiscal 2003
                        and Fiscal Year-End Option Values

=========================================================================================================================
                            Securities    Aggregate                                              Value of Unexercised
                             Acquired       Value            Unexercised Options at              In-the-Money Options
Name                        On Exercise    Realized              March 28, 2003                  at March 28, 2003(1)
                                (#)          ($)                      (#)                                 ($)
                                                       ------------------------------------------------------------------
                                                         Exercisable      Unexercisable    Exercisable      Unexercisable
=========================================================================================================================

Patrick J. Brockett             nil          nil           277,500           982,500            --              30,000

Jitesh Vadhia                   nil          nil            28,750           153,250            --              18,670

Roland Andersson                nil          nil            26,250           128,750            --              10,000

Anthony A.P.Gallagher           nil          nil            41,759           105,920            --              10,000

Michael Bereziuk                nil          nil            26,250           123,750            --              9,000

=========================================================================================================================

(1) Canadian dollar amounts have been converted to United States dollars using the closing foreign exchange rate provided by the Bank of Canada on the date of grant to calculate the "Value of Unexercised In-the-Money Options".

     Employment Agreements

     The Company has entered into employment agreements with the CEO and other Named Executive Officers on the terms and conditions described below.

     PATRICK J. BROCKETT

     On March 20, 2001, the Company entered into an employment agreement with Mr. Patrick J. Brockett with respect to his employment as President and Chief Executive Officer.

     Pursuant to the agreement, Mr. Brockett is entitled to receive an annual base salary in the amount of $495,652, plus an annual bonus, conditional upon the successful achievement by Mr. Brockett of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual bonus will be equal to 30% of the annual base salary, (ii) if the objectives are achieved in full, the annual bonus will be equal to 60% of the annual base salary, and (iii) if all objectives collectively are exceeded by at least 25%, the annual bonus will be equal to 120% of the annual base salary. The bonus objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment (Fiscal 2002), Mr. Brockett was entitled to receive a guaranteed minimum bonus amounting to $297,391. In Fiscal 2003, Mr. Brockett, as his request, did not receive a discretionary bonus.

     Mr. Brockett is also entitled to customary benefits and options to purchase one million common shares at exercise prices determined as follows: (i) 25% of such options may be exercised at the market price (as defined in the Option Plan) of $7.33 in effect on April 9, 2001 (being the start date by Mr. Brockett of his employment with the Company) (the Initial Market Price), (ii) 25% of such options may be exercised at $8.79 being 120% of the Initial Market Price, (iii) 25% of such options may be exercised at $10.55 being 144% of the Initial Market Price, and (iv) the remaining 25% of such options may be exercised at $12.86 being 173% of the Initial Market Price. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan. Note: Canadian dollar amounts have been converted to United States dollars using the closing foreign exchange rate provided by the Bank of Canada on the date of grant.

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

     JITESH VADHIA

     On May 31, 2001, the Company entered into an employment agreement with Jitesh Vadhia with respect to his employment as Senior Vice President and General Manager, Network Communications.

     Pursuant to the agreement, Mr. Vadhia is entitled to receive an annual base salary in the amount of $270,000, plus an annual bonus, conditional upon the successful achievement by Mr. Vadhia of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual bonus will be equal to 22.5% of the annual base salary, (ii) if the objectives are achieved in full, the annual bonus will be equal to 45% of the annual base salary, and (iii) if all objectives are exceeded by at least 50%, the annual bonus will be equal to 67.5% of the annual base salary. The bonus objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment, Mr. Vadhia was entitled to receive a guaranteed minimum bonus amounting to $80,000 and was also entitled to receive a signing bonus of $100,000.

     Mr. Vadhia is also entitled to customary benefits and options to purchase 75,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

     Mr. Vadhia's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to one times his annual base salary,
     (ii) a lump sum payment of an amount in lieu of bonus equal to one times his average earned annual bonus over the previous three fiscal years (or such shorter period during which Mr. Vadhia will then have been employed by the Company), and (iii) continuous group life and health benefits coverage in accordance with the Company's U.S. policy relating to post-termination life and health benefits coverage. In addition, Mr. Vadhia will have a period of 90 days following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

     Pursuant to an addendum to his employment agreement dated October 10, 2001, Mr. Vadhia accepted an assignment of approximately one year as Vice President and General Manager of the Optical Systems Division based primarily in Sweden. Pursuant to this addendum, Mr. Vadhia was entitled to receive a target bonus of 45% of base salary for the Swedish assignment only and the potential for a further special bonus of 45% of base salary based on performance deliverables as agreed between Mr. Vadhia and the President and CEO of the Company. Mr. Vadhia also received options to purchase 10,000 common shares pursuant to the Option Plan and was eligible for a further 20,000 options at the end of this assignment based upon the achievement of significant performance deliverables agreed between Mr. Vadhia and the President and CEO of the Company. The addendum also provided for a period of six months following Mr. Vadhia's date of termination to exercise all stock options that were vested at the end of that six-month period.

     Pursuant to a further addendum to his employment agreement dated December 20, 2002, Mr. Vadhia accepted an assignment of approximately two years' duration, subject to review, as Senior Vice President and General Manager, Network Communications based primarily in Ottawa and secondarily in California. This addendum was effective as of January 1, 2003. Pursuant to this addendum, Mr. Vadhia is entitled to receive a bonus of 55% of his base salary at full achievement of agreed performance objectives.

     ROLAND ANDERSSON

     On May 10, 2001, the Company entered into an employment agreement with Roland Andersson with respect to his employment as Senior Vice President, Worldwide Sales and Marketing.

     Pursuant to the agreement, Mr. Andersson is entitled to receive an annual base salary in the amount of $290,000 (which was fixed at an equivalent amount in Swedish Kroner based on the exchange rate at time of hire), plus an annual bonus, conditional upon the successful achievement by Mr. Andersson of specific target objectives in each fiscal year, as follows:
     (i) if a minimum of 85% of the objectives are achieved, the annual bonus will be equal to 27.5% of the annual base salary, (ii) if the objectives are achieved in full, the annual bonus will be equal to 55% of the annual base salary, and (iii) if all objectives are exceeded by at least 25%, the annual bonus will be equal to 85% of the annual base salary. The bonus objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment, Mr. Andersson was entitled to receive a guaranteed minimum bonus amounting to $100,000 and a signing bonus in the amount of $150,000. The agreement also provides for Company funding of 20 to 25% of Mr. Andersson's base salary annually to continue his private executive pension arrangement in Sweden.

     Mr. Andersson is also entitled to customary benefits and options to purchase 75,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

     Mr. Andersson's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to one times his annual base salary and (ii) a lump sum payment equal to one times his average earned annual bonus over the previous three fiscal years (or such shorter period during which Mr. Andersson will then have been employed by the Company). In addition, Mr. Andersson will have a period of 90 days following the date of termination to exercise all stock options that are vested up to the end of such exercise period and will receive continued group life and health benefits coverage not to extend beyond one year in accordance with the Company's Sweden policy relating to post-termination life and health benefits coverage.

     ANTHONY A. P. GALLAGHER

     Anthony Gallagher was employed by GEC Plessey Semiconductor from 1992 until 1998, at which time the Company acquired the assets of GEC Plessey Semiconductor and Mr. Gallagher became an employee of the Company. Mr. Gallagher's initial employment agreement with GEC Plessey Semiconductors was entered into on May 26, 1992, and subsequently amended by agreements with the Company dated April 7, 1999, April 20, 2000 and April 18, 2002, respectively.

     Pursuant to the current agreement, Mr. Gallagher is employed as Senior Vice President, Worldwide Operations, and is entitled to receive an annual base salary of $246,500, plus an annual bonus equal to 50% of the annual base salary, conditional upon the successful achievement by Mr. Gallagher of specific target objectives in each fiscal year. Mr. Gallagher is also entitled to customary benefits.

     Mr. Gallagher's employment agreement further provides that any termination of employment by either Mr. Gallagher or the Company is subject to nine months' prior notice of termination.

     MICHAEL BEREZIUK

     On October 25, 2001, the Company entered into an employment agreement with Mr. Michael Bereziuk with respect to his employment as Senior Vice President and General Manager, Consumer Communications. This agreement covers Mr. Bereziuk's foreign assignment in the U.K. for a minimum term of 36 months, renewable and extendable for a further period under conditions reassessed and mutually agreed upon at that time.

     Pursuant to the agreement, Mr. Bereziuk is entitled to receive an annual base salary in the amount of $275,000, plus an annual bonus amounting to 50% of his base salary at full performance of the objectives. In the first year of employment, Mr. Bereziuk was entitled to receive a guaranteed minimum bonus amounting to $103,125 and was also entitled to receive a signing bonus of $65,000, grossed-up for tax.

     Mr. Bereziuk is also entitled to customary benefits and options to purchase 75,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

     Mr. Bereziuk's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to one times his annual base salary, (ii) a lump sum payment in lieu of bonus equal to one times his target annual bonus, and (iii) continuous group life and health benefits coverage in accordance with the Company's U.S. policy relating to post-termination life and health benefits coverage. In addition, Mr. Bereziuk will have a period of 90 days following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

     Compensation of Non-Employee Directors

     During the fiscal year ended March 28, 2003, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $6,400 and a director's fee of $1,280 for each meeting of the Board of Directors or any Committee thereof attended in person and for each day spent on the affairs of the Company or $800 for each telephone meeting of the Board of Directors and was reimbursed for his expenses. In addition, the Chairman of each Committee of the Board of Directors received an additional annual fee of $3,800. The Company pays the Chairman of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $64,000 (inclusive of Board and Committee meeting fees) and a per diem of $1,600 for attendance to Company business to an annual maximum of $32,000.

     The following table summarizes the aggregate number of unexercised options held by non-employee directors at May 30, 2003.

Option Information For Non-Employee Directors

     ===========================================================================
     Date of Grant                        Unexercised Options at May 30, 2003
                                              Exercisable / Unexercisable
     ---------------------------------------------------------------------------
     May 12, 1994                                     24,000 / --
     ---------------------------------------------------------------------------
     May 17, 1995                                     40,000 / --
     ---------------------------------------------------------------------------
     May 16, 1996                                     40,000 / --
     ---------------------------------------------------------------------------
     May 22, 1997                                     40,000 / --
     ---------------------------------------------------------------------------
     March 12, 1998                                   50,000 / --
     ---------------------------------------------------------------------------
     July 23, 1998                                   25, 000 / --
     ---------------------------------------------------------------------------
     May 20, 1999                                     55,000 / --
     ---------------------------------------------------------------------------
     August 27, 1999                                15,000 / 5,000
     ---------------------------------------------------------------------------
     January 12, 2000                               60,000 / 20,000
     ---------------------------------------------------------------------------
     May 4, 2000                                    37,500 / 12,500
     ---------------------------------------------------------------------------
     August 22, 2000                                10,000 / 10,000
     ---------------------------------------------------------------------------
     February 21, 2001                             100,000 / 100,000
     ---------------------------------------------------------------------------
     February 6, 2002                               30,000 / 90,000
     ---------------------------------------------------------------------------
     July 13, 2002                                    -- / 20,000
     ---------------------------------------------------------------------------
     February 6, 2003                                -- / 140,000
     ---------------------------------------------------------------------------
     May 14, 2003                                     -- / 20,000
     ===========================================================================

Directors' and Officers' Liability Insurance

As at May 30, 2003, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of $30,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 28, 2003 was $634,053. No portion of these premiums was paid by the directors and officers of the Company. The policies do not provide for a deductible for any loss in connection with a claim against a director or an officer. For claims brought against the Company, a deductible of $1,000,000 applies.

Indebtedness of Directors, Executive Officers and Senior Officers

As at May 30, 2003, no director, executive officer or senior officer of the Company, or any proposed nominee for election as a director of the Company, or any associate of any such director, officer or proposed nominee was indebted to the Company or any one of its subsidiaries in connection with the purchase of securities of the Company or its subsidiaries or otherwise (other than for routine indebtedness).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following  table sets forth  information  as at May 30, 2003 with respect to
(1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series (R&D Preferred Shares) by each director, each of the Named Executive Officers and all executive officers and directors as a group.

                                                            Amount      Percent
                                             Class of    Beneficially      of
Name and Address                              Shares         Owned      Class(1)

The CC&L Financial Services Group(5)          Common       8,217,300     6.46
     1200 Cathedral Place
     925 West Georgia Street
     Vancouver BC  V6C 3L2
     Canada

Massachusetts Financial Services Company(5)   common       7,921,735     6.23
     500 Boylston Street
     Boston, Massachusetts
     U.S.A.       02116-3741

*Roland Andersson                             common        50,052       (4)

*Pradeep Arora                                common        43,028       (4)

*Michael Bereziuk                             common        38,893       (4)
Andre Borrel                                  common        70,000       (4)
     Chemin du bois de Seyme, 1
     1253 Vandoeuvres-GE- Suisse

*Patrick J. Brockett                          common        556,891      (4)

*Peter Burke                                  common        97,050       (4)

*Jonathan Burnie                              common        10,466       (4)

*J. Desmond Byrne                             common        34,763       (4)

*Jean-Jacques Carrier(6)                      common        273,403      (4)

*Robert Eschbach                              common          nil

*Anthony P. Gallagher                         common        49,472       (4)

*Tsviatko Ganev                               common        12,500       (4)

*John Ingvarsson                              common          nil

Hubert T. Lacroix                             common        167,528      (4)
     1 Place Ville Marie, Suite 3333
     Montreal, QC H3B 3N2

*J. Spencer Lanthier                          common          nil

*Mark Levi                                    common        54,043       (4)

*Kirk K. Mandy                                common        95,500       (4)

*Donald G. McIntyre                           common        257,309      (4)

*Shirley Mears                                common        60,132       (4)

*Jules Meunier                                common         5,000       (4)

*Scott Milligan                               common          nil

                                                            Amount      Percent
                                             Class of    Beneficially      of
Name and Address                              Shares         Owned      Class(1)

Kent H. E. Plumley                            common        25,000       (4)
     1500 - 50 O'Connor Street
     Ottawa, ON  K1P 6L2

*Timothy Saunders                             common        56,050       (4)

Dr. Henry Simon                               common        260,000      (4)
     1 Telegraph Hill
     London, England NW3 7NU

Dr. Semir D. Sirazi                           common        45,000       (4)
     500 Elmwood Ave
     Wilmette, IL 60091

*Stephen Swift                                common        47,050       (4)

*Jitesh Vadhia                                common        116,250      (4)

23 directors and executive officers           common      2,425,380      (4)
  as a group(2,3)                         R&D Preferred      nil

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

(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Andersson - 45,000; Mr. Arora - 40,750; Mr. Bereziuk
     - 26,250; Mr. Borrel - 70,000; Mr. Brockett - 527,500;  Mr. Burke - 84,159;
     Mr.  Burnie - 9,231;  Mr.  Byrne -  34,763;  Mr.  Carrier  -  242,500;  Mr.
     Gallagher - 47,179; Mr. Ganev - 12,500; Mr. Lacroix - 159,000; Mr. Levi - 37,500; Mr. Mandy - 92,500; Mr. McIntyre - 202,500; Ms. Mears - 59,400; Mr.
     Plumley - 25,000; Mr. Saunders - 56,050; Dr. Simon - 135,000; Dr. Sirazi - 45,000; Mr. Swift - 43,148, and Mr. Vadhia - 47,500.

(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 50,000; Mr. Lacroix - 50,000; Mr. Lanthier - 20,000; Mr. Mandy - 97,500; Mr. Meunier - 40,000;
     Mr. Plumley - 55,000; Dr. Simon - 50,000, and Dr. Sirazi - 55,000.

(4)  Represents less than 1% of the class.

(5) The Company has relied on a Schedule 13G filed with the SEC disclosing the number of shares beneficially owned by each reporting person.

(6) Mr. Carrier resigned as an executive officer of the Company effective May 16, 2003.

Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934). Based upon that evaluation, the Company's management, including the CEO and CFO, concluded that the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) The following financial statements and supplementary data are filed as part of this report under Item 8:

                                                                      Page
     1. Consolidated Financial Statements.                           Number
                                                               (within the 10-K)

Auditor's Report to the Shareholders                                   37

Consolidated  Balance  Sheets at March 28, 2003,
  March 29, 2002,  and March 30, 2001                                  38

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended March 28, 2003, March 29, 2002, and
  March 30, 2001                                                       39

Consolidated Statements of Loss for the fiscal years ended
  March 28, 2003, March 29, 2002, and March 30, 2001                   40

Consolidated Statements of Cash Flows for the fiscal years
  ended March 28, 2003, March 29, 2002, and March 30, 2001             41

Notes to the Consolidated Financial Statements                         42

     2. Financial Statement Schedules. The Schedules supporting the consolidated financial statements, which are filed as part of this report, are as follows:

     Schedule II - Valuation and qualifying accounts

Note: Schedules other than that listed above are omitted as they are not applicable or not required, or the information is included in the consolidated financial statements or notes thereto.

     3. Exhibits

Exhibit            Description
Number

2.1 Acquisition Agreement by and among the Company, 3755461 Canada Inc. and Dr. Terence H. Matthews, dated as of January 2, 2001 (the Acquisition Agreement)(incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 2, 2001). The following exhibits to the Acquisition Agreement were omitted. The Company will furnish supplementally a copy of any omitted exhibit to the Securities and Exchange Commission upon request.

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

3.1 Conformed Composite Copy of the Company's Articles, as amended to date (incorporated by reference to Exhibit 4.3 to Registration Statement No.333-83556 on Form S-8)

3.2       By-law No. 16 of the Company

3.3       Form of Specimen Certificate for Common Shares of the Company

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

23        Consent of Ernst & Young LLP

99.1 Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations- Canadian Supplement

99.2      Consolidated   Financial   Statements  in  accordance   with  Canadian
          Generally Accepted Accounting Principles

b) Reports on Form 8-K. The Company filed two Current Reports on Form 8-K in the quarter ended March 28, 2003. The Reports were dated January 31, 2003 and February 17, 2003. The Report dated January 31, 2003 was in respect of certifications provided by the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. SECTION 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The report dated February 17, 2003 was in respect of the announcement that Jean-Jacques Carrier, the Company's Senior Vice President of Finance and Chief Financial Officer would be leaving the Company.

                                   Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZARLINK SEMICONDUCTOR INC.

                                     By:/s/ Patrick J. Brockett
                                        ---------------------------------------
                                          (Patrick J. Brockett)
                                          President and Chief Executive Officer

     Dated: June 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                          Date

/s/ Henry Simon                 Chairman of the Board              June 25, 2003
------------------------
(Henry Simon)

/s/ Kirk K. Mandy               Vice Chairman of the Board         June 25, 2003
 ------------------------
(Kirk K. Mandy)

/s/ Patrick J. Brockett         President and Chief Executive      June 25, 2003
------------------------        Officer
(Patrick J. Brockett)

/s/ Andre Borrel                Director                           June 25, 2003
------------------------
(Andre Borrel)

/s/ Hubert T. Lacroix           Director                           June 25, 2003
------------------------
(Hubert T. Lacroix)

/s/ J. Spencer Lanthier         Director                           June 25, 2003
------------------------
(J. Spencer Lanthier)

/s/ Jules Meunier               Director                           June 25, 2003
------------------------
(Jules Meunier)

/s/ Kent H.E. Plumley           Director                           June 25, 2003
------------------------
(Kent H.E. Plumley)

/s/ Semir D. Sirazi             Director                           June 25, 2003
------------------------
(Semir D. Sirazi)

      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

     I, Patrick J. Brockett, President and Chief Executive Officer of Zarlink Semiconductor Inc., certify that:

     I have reviewed this annual report on Form 10-K of Zarlink Semiconductor Inc. (the registrant);

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date:  June 25, 2003
                   -------------

                                         /s/ PATRICK J. BROCKETT
                                         -------------------------------------
                                         Patrick J. Brockett
                                         President and Chief Executive Officer

    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
               Section 302 (a) of the Sarbanes-Oxley Act of 2002

     I, Scott Milligan, Senior Vice-President of Finance and Chief Financial Officer of Zarlink Semiconductor Inc., certify that:

     I have reviewed this annual report on Form 10-K of Zarlink Semiconductor Inc. (the registrant);

     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

     The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date:  June 25, 2003
                   -------------

                                       /s/ SCOTT MILLIGAN
                                       --------------------------------------
                                       Scott Milligan
                                       Senior  Vice-President  of Finance and
                                       Chief Financial Officer

                                   SCHEDULE II

                           ZARLINK SEMICONDUCTOR INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 28, 2003
                          (in millions of U.S. dollars)


                                                 Additions
                                   Balance,                                                 Balance,
                                   Beginning    Charged to     Charged to                     End
Description                        of Period      expense    other accounts   Deductions   of Period

Allowance for doubtful accounts:
Fiscal 2003                         $  1.3       $   0.2          --           $  (0.4)     $  1.1
Fiscal 2002                            0.3           1.6          --              (0.6)        1.3
Fiscal 2001                            5.1           2.0          --              (6.8)        0.3

Restructuring provisions:
Fiscal 2003                         $ 7.9        $    --          --           $  (5.0)     $  2.9
Fiscal 2002                           6.7           41.1          --             (39.9)        7.9
Fiscal 2001                            --           11.2          --              (4.5)        6.7

                       SECURITIES AND EXCHANGE COMMISSION

                           ZARLINK SEMICONDUCTOR INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE PERIOD ENDING MARCH 28, 2003

                                    EXHIBITS