Form 10-Q
period 2003-06-27
ZARLINK SEMICONDUCTOR INC
filed 2003-08-06
CIK 352435

http://www.zarlink.com

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2003

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

                                 (613)-592-0200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As  at  August  1,  2003  there  were  127,273,898   Common  Shares  of  Zarlink
Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION (Unaudited).....................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................3
              Consolidated Balance Sheets (Unaudited)..........................3
              Consolidated Statements of Loss (Unaudited)......................4
              Consolidated Statements of Cash Flows (Unaudited)................5
              Notes to the Consolidated Financial Statements
               (Unaudited).....................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.....................................................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........22

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES...................................22

PART II - OTHER INFORMATION...................................................23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................23

Signatures....................................................................23

Certification Pursuant to Section 302 (a) of the
  Sarbanes-Oxley Act of 2002..................................................24

Certification Pursuant to Section 302 (a) of the
  Sarbanes-Oxley Act of 2002..................................................25

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                                                June 27,       March 28,
                                                                                  2003           2003
                                                                                --------       ---------
                                                                              (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                                     $   39.2       $   23.5
  Short-term investments                                                            62.3           89.5
  Restricted cash                                                                    6.2            6.2
  Trade accounts receivable, less allowance for doubtful accounts of $ 0.8          27.8           20.3
    (March 28, 2003 - $1.1)

  Other receivables                                                                  3.6            4.2
  Inventories                                                                       23.2           24.0
  Deferred income tax assets - net                                                   1.3            1.0
  Prepaid expenses and other                                                        10.4            7.3
                                                                                --------       --------
                                                                                   174.0          176.0
Fixed assets - net                                                                  53.8           56.4
Deferred income tax assets - net                                                    10.3           10.4
Other assets - net of deferred gain of $ 16.1 (March 28, 2003 - $15.8)               4.6            4.8
                                                                                --------       --------

                                                                                $  242.7       $  247.6
                                                                                ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                        $   13.6       $   10.1
  Employee-related accruals                                                         14.5           15.5
  Income and other taxes payable                                                    13.8           13.0
  Provisions for exit activities                                                     3.4            4.2
  Other accrued liabilities                                                         11.4           12.6
  Deferred credits                                                                   0.7            1.1
  Current portion of long-term debt                                                  0.4            0.6
                                                                                --------       --------
                                                                                    57.8           57.1
Long-term debt                                                                       0.1            0.2
Pension liabilities                                                                 15.4           14.3
Deferred income tax liabilities - net                                                2.3            2.0
                                                                                --------       --------
                                                                                    75.6           73.6
                                                                                --------       --------
Redeemable preferred shares, unlimited shares authorized; 1,451,600 shares
   issued and outstanding (March 28, 2003 - 1,451,600)                              18.5           18.9
                                                                                --------       --------

Commitments (Note 10)

Shareholders' equity:
  Common shares, unlimited shares authorized; no par value; 127,273,898 shares
    issued and outstanding (March 28, 2003 - 127,265,316)                          768.3          768.3
  Additional paid-in capital                                                         2.1            2.1
  Deficit                                                                         (589.5)        (582.8)
  Accumulated other comprehensive loss                                             (32.3)         (32.5)
                                                                                --------       --------
                                                                                   148.6          155.1
                                                                                --------       --------
                                                                                $  242.7       $  247.6
                                                                                ========       ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                                              Three Months Ended
                                                                                          June 27,          June 28,
                                                                                            2003              2002
                                                                                         ---------         ---------
Revenue                                                                                  $    53.7         $    48.0
Cost of revenue                                                                               28.1              25.9
                                                                                         ---------         ---------
Gross margin                                                                                  25.6              22.1
                                                                                         ---------         ---------
Expenses:
  Research and development                                                                    19.2              20.4
  Selling and administrative                                                                  11.6              12.1
  Stock compensation recovery                                                                   --              (1.6)
                                                                                         ---------         ---------
                                                                                              30.8              30.9
                                                                                         ---------         ---------
Operating loss                                                                                (5.2)             (8.8)
Other income (expense) - net                                                                  (0.7)              0.5
Interest expense                                                                                --              (0.1)
                                                                                         ---------         ---------
Loss before income taxes                                                                      (5.9)             (8.4)
Income tax expense                                                                             0.3               0.3
                                                                                         ---------         ---------
Net loss for the period                                                                  $    (6.2)        $    (8.7)
                                                                                         =========         =========

Net loss attributable to common shareholders after preferred share dividends             $    (6.7)        $    (9.2)
                                                                                         =========         =========

Net loss per common share:
      Basic and diluted                                                                  $   (0.05)       $    (0.07)
                                                                                         =========         =========

Weighted average number of common shares outstanding (millions):
      Basic and diluted                                                                      127.3             126.6
                                                                                         =========         =========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                 June 27,         June 28,
                                                                                                   2003             2002
                                                                                                 --------         --------
Cash flows from operating activities:
  Net loss for the period                                                                        $   (6.2)        $   (8.7)
  Depreciation of fixed assets                                                                        3.6              3.1
  Amortization of other assets                                                                        0.3              0.3
  Stock compensation recovery                                                                          --              (1.6)
  Deferred income taxes                                                                               0.1               --
  Change in pension liability                                                                         1.1               --
  Other non-cash changes in operating activities                                                       --              0.3
  Decrease (increase) in working capital:
      Accounts receivable                                                                            (7.4)             2.1
      Inventories                                                                                     0.8              2.7
      Prepaid expenses and other                                                                     (3.0)             1.9
      Accounts payable and accrued liabilities                                                        1.3             (4.7)
      Deferred credits                                                                               (0.2)            (0.1)
                                                                                                 --------         --------
    Total                                                                                            (9.6)            (4.7)
                                                                                                 --------         --------
Cash flows from investing activities:
  Purchased short-term investments                                                                  (62.3)           (86.0)
  Matured short-term investments                                                                     89.5             46.5
  Expenditures for fixed and other assets                                                            (1.2)            (2.7)
  Proceeds from disposal of fixed and other assets                                                    0.4               --
  Increase in long-term investments                                                                    --             (0.4)
                                                                                                 --------         --------
     Total                                                                                           26.4            (42.6)
                                                                                                 --------         --------
Cash flows from financing activities:
  Repayment of capital lease liabilities                                                             (0.2)            (0.7)
  Payment of dividends on preferred shares                                                           (0.5)            (0.5)
  Issue of common shares                                                                               --              0.6
  Repurchase of preferred shares                                                                     (0.4)            (0.2)
                                                                                                 --------         --------
     Total                                                                                           (1.1)            (0.8)
                                                                                                 --------         --------

Effect of currency translation on cash and cash equivalents                                            --              3.4
                                                                                                 --------         --------

Increase (decrease) in cash and cash equivalents                                                     15.7            (44.7)

Cash and cash equivalents, beginning of period                                                       23.5             75.6
                                                                                                 --------         --------

Cash and cash equivalents, end of period                                                         $   39.2         $   30.9
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

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. ("Zarlink" or the "Company") in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 27, 2003, and the results of operations and cash flows of the Company for the three month periods ended June 27, 2003 and June 28, 2002, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Separate Canadian GAAP financial statements are also prepared and presented to shareholders.

      These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 28, 2003. The Company's fiscal year-end is the last Friday in March.

      The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year or future periods.

2.    Change in functional currency

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

      Prior to March 29, 2003, the financial statements of the foreign subsidiaries were measured using the local currency as the functional currency. All balance sheet amounts were translated using the exchange rates in effect at the applicable period end, and income statement amounts were translated using the weighted average exchange rates for the applicable period. Any gains and losses resulting from the changes in exchange rates from year to year were reported as a separate component of other comprehensive loss included in Shareholders' Equity.

      Effective March 29, 2003, the carrying value of monetary balances denominated in currencies other than U.S. dollars were remeasured at the balance sheet date rates of exchange. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods. Non-monetary items and any related amortization of such items are measured at the rates of exchange in effect when the assets were acquired or obligations incurred. All other income and expense items have been remeasured at the average rates prevailing during the period.

3.    Recently issued accounting pronouncements

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS
      133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or cash flows.

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or cash flows.

4.    Stock-based compensation

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

                                                           Three Months Ended
                                                         June 27,      June 28,
                                                           2003          2002
                                                         --------      -------

      Net loss, as reported                              $  (6.2)      $ (8.7)
      Adjustments:
         Stock compensation recovery as reported              --         (1.6)
         Pro forma stock compensation expense               (3.1)        (3.3)
                                                         --------------------
      Pro forma net loss                                 $  (9.3)      $(13.6)
                                                         --------------------
      Net loss per common share, as reported
         Basic and diluted                               $ (0.05)     $ (0.07)
                                                         --------------------
      Pro forma net loss per common share:
         Basic and diluted                               $ (0.08)     $ (0.11)
                                                         --------------------

      Based upon the fair value method of accounting for stock compensation expense, the pro forma net loss for the quarter ended June 27, 2003, was increased by $3.1 as compared to the net loss, as reported ($4.9 for the quarter ended June 28, 2002).

      Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three month fiscal periods ended June 27, 2003 and June 28, 2002:

                                                                                            Three Months Ended
                                                                                         June 27,        June 28,
                                                                                           2003            2002
                                                                                         -----------------------
      Weighted  average fair value price of the options  granted  during the             $  2.31         $  3.43
         quarter

      Risk free interest rate                                                              3.19%           4.68%
      Dividend yield                                                                         Nil             Nil
      Volatility factor of the expected market price of the Company's
        common stock                                                                       0.682           0.561
      Weighted-average expected life of the options                                    3.3 Years       3.5 years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

5.    Inventories

                                                      June 27,      March 28,
                                                       2003           2003
                                                     ---------      ---------

      Raw materials                                   $   2.3        $   2.6
      Work-in-process                                    18.5           18.3
      Finished goods                                      2.4            3.1
                                                      -------        -------
                                                      $  23.2        $  24.0
                                                      =======        =======

6.    Fixed assets

                                                      June 27,      March 28,
                                                        2003          2003
                                                      -------       ---------

      Cost                                            $ 164.7        $ 163.7
      Accumulated depreciation                          110.9          107.3
                                                      -------        -------
                                                      $  53.8        $  56.4
                                                      =======        =======

7.    Other assets

                                                                June 27,       March 28,
                                                                  2003            2003
                                                                -------        ---------
      Note receivable, non-interest bearing                     $  16.2         $  15.9
      Less: Deferred gain                                         (16.1)          (15.8)
                                                                -------         -------
                                                                    0.1             0.1
      Patents, trademarks, and other intangible assets:
        Cost                                                        9.8             9.5
        Accumulated amortization                                   (5.3)           (5.0)
                                                                -------         -------
        Patents, trademarks, and other intangible assets - net      4.5             4.5

      Other                                                          --             0.2
                                                                -------         -------
                                                                $   4.6         $   4.8
                                                                =======         =======

      The amortization of patents, trademarks and other intangible assets amounted to $0.3 for the quarterly period ended June 27, 2003 (June 28, 2002 - $0.3).

8.    Provisions for exit activities

                                                             June 27,  March 28,
                                                               2003      2003
                                                             -------   ---------
      Restructuring provisions                                $ 2.6     $ 2.9
      Provision for disposal of discontinued operations          --       0.1
      Provision for disposal of foundry businesses              0.8       1.2
                                                              -----     -----
                                                              $ 3.4     $ 4.2
                                                              =====     =====

      The remaining restructuring provision relates mostly to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2001.

      The following table summarizes the continuity of these restructuring provisions for the three months ended June 27, 2003:

                                                          Lease and
                                          Workforce        contract
                                          reduction       settlement     Total
                                          ---------       ----------   ---------

         Balance, March 28, 2003           $  0.3           $  2.6      $  2.9
         Cash drawdowns during quarter       (0.1)            (0.2)       (0.3)
                                           ------           ------      ------
         Balance, June 27, 2003            $  0.2           $  2.4      $  2.6
                                           ======           ======      ======

9.    Guarantees

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement ("project agreement") undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation ("Mitel"). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at June 27, 2003, was $33.0 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at June 27, 2003 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At June 27, 2003, the carrying value of this guarantee was nil.

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

      In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at June 27, 2003, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities.

      As at June 27, 2003, the Company has guaranteed a custom bond amounting to $2.6 to a third party on behalf of a subsidiary.

      The Company records a liability based upon its historical experience with warranty claims. The table below presents a reconciliation of the changes in the Company's product warranty accrual for the quarter ended June 27, 2003:

                                                             Three Months Ended
                                                                June 27, 2003
                                                             ------------------
      Balance, March 28, 2003                                      $ --
      Accruals for new and pre-existing warranties                   0.5
      Payments made during the quarter                               --
                                                                   -----
      Balance, June 27, 2003                                       $ 0.5
                                                                   =====

10.   Commitments

      The Company had letters of credit outstanding as at June 27, 2003 of approximately $6.2 (June 28, 2002 - $3.2). Cash and cash equivalents of $6.2 have been pledged as security against certain outstanding letters of credit, which expire within 12 months, and are presented as restricted cash.

      As a result of the non-cash write-down of the Mitel investment in the fourth quarter of Fiscal 2003, the Company did not meet a quarterly financial covenant under the Company's credit facility during the first quarter of Fiscal 2004. A waiver was obtained from the bank in respect of the financial covenant.

11.   Redeemable Preferred Shares

      There were 21,900 preferred shares purchased during the three months ended June 27, 2003 for cash consideration of $0.4. At June 27, 2003, there were 31,800 repurchased preferred shares, including 9,900 shares repurchased during Fiscal 2003, that had not been cancelled by the end of the quarter.

      During the first quarter of Fiscal 2004, the Company paid dividends on its redeemable preferred shares of $0.5 and declared a quarterly dividend of $0.37 (Cdn $0.50) per share.

12.   Capital stock

      a) The Company has not declared or paid any dividends on its common shares.

      b) On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5 percent of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. No shares were repurchased under the normal course issuer bid program in the period ended June 9, 2003. The program was not renewed.

      c)    A summary of the Company's stock option activity is as follows:

                                                    Three Months Ended
                                               ----------------------------
                                                  June 27,        June 28,
                                                    2003            2002
                                               -------------     ----------
      Outstanding Options:
      Balance, beginning of period                10,828,557     10,914,962
      Granted                                        106,500         63,300
      Exercised                                       (8,582)       (93,818)
      Forfeited                                     (646,022)       (37,287)
                                               --------------    -----------
      Balance, end of period                      10,280,453     10,847,157
                                               ==============    ===========

      Available for grant at June 27, 2003 were 4,253,644 (March 28, 2003 - 3,714,122) common shares. The exercise price of outstanding stock options ranges from $2.52 to $27.69 per share with exercise periods extending to June 2008. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on June 27, 2003.

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

      The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                                         Three Months Ended
                                                       ----------------------
                                                       June 27,      June 28,
                                                        2003           2002
                                                       --------     ---------
      Stock options                                    612,952        774,049
      Restricted shares                                     --        570,897
                                                       --------     ---------
      Total                                            612,952      1,344,946
                                                       ========     =========

      The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                                          Three Months Ended
                                                      --------------------------
                                                        June 27,       June 28,
                                                          2003           2002
                                                      -----------    -----------
      Number of outstanding options                     7,698,178      7,789,298

      Average exercise price per share                $     10.63    $     10.69

      The average exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on June 27, 2003.

13.   Accumulated other comprehensive income (loss)

      The components of other comprehensive income (loss) were as follows:

                                                                       Three Months Ended
                                                                     June 27,      June 28,
                                                                       2003          2002
                                                                     --------      --------
      Net loss for the period                                         $ (6.2)      $  (8.7)
      Other comprehensive income (loss):
        Realized net derivative loss on cash flow hedges                 0.1           0.1
        Unrealized net derivative gains (losses) on cash flow hedges     0.1          (0.5)
        Change in cumulative translation adjustment                     --            12.3
                                                                      ------       -------

      Other comprehensive income (loss) for the period                $ (6.0)      $   3.2
                                                                      ======       =======

      The changes to accumulated other comprehensive loss for the three months ended June 27, 2003 were as follows:

                                                                       Realized
                                                                          and
                                                                      Unrealized
                                                        Cumulative     Net Gain
                                                       Translation     (Loss) on
                                                         Account      Derivatives   Total
                                                        ----------    ----------   -------
      Balance, March 28, 2003                           $ (32.4)        $ (0.1)    $ (32.5)
      Change during the three months ended June 27,
          2003                                              -              0.2         0.2
                                                        -------         ------     -------
      Balance, June 27, 2003                            $ (32.4)        $  0.1     $ (32.3)
                                                        =======         ======     =======

      The Company recorded a decrease in other comprehensive loss in the three months ended June 27, 2003 of $0.2 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges. For the three months ended June 28, 2002, the Company recorded an increase in other comprehensive loss of $0.4 related to losses on derivatives. The Company estimates that $0.1 of net derivative gain included in other comprehensive loss will be reclassified into earnings within the next 3 months.

14.   Other income (expense) (net)

                                                          Three Months Ended
                                                         June 27,     June 28,
                                                           2003         2002
                                                         --------     --------
      Interest income                                     $  0.3      $  0.9
      Foreign exchange loss                                 (1.0)       (0.4)
                                                          ------      ------
      Other income (expense) - net                        $ (0.7)     $  0.5
                                                          ======      ======

15.   Information on business segments

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

Three Months Ended June 27, 2003                    Network          Consumer       Ultra Low-Power    Unallocated
                                                 Communications   Communications    Communications         Costs           Total
                                                 --------------   --------------    ---------------    ------------       -------
Total external sales revenue                       $  29.3           $  13.4           $  11.0            $  --           $  53.7
Amortization of buildings and equipment                1.8               1.1               0.7               --               3.6
Segment's operating income (loss) from
   continuing operations                              (2.4)             (3.8)              1.0               --              (5.2)

Three Months Ended June 28, 2002                    Network          Consumer       Ultra Low-Power    Unallocated
                                                 Communications   Communications    Communications         Costs           Total
                                                 --------------   --------------    ---------------    ------------       -------
Total external sales revenue                       $  28.4           $  12.6           $  7.0             $  --           $  48.0
Amortization of buildings and equipment                2.5               0.6              0.1                                 3.2
Stock compensation recovery                             --                --               --              (1.6)             (1.6)
Segment's operating loss from continuing
   operations                                         (5.3)             (5.1)              --               1.6              (8.8)

16.   Subsequent event

      On July 16, 2003, the Company announced further cost reductions as it finalizes its outsourcing programs and streamlines operations. The Company expects to record additional charges of approximately $8.0 related to reducing its global workforce by approximately 120 employees across all regions and business units, and the cost of further outsourcing initiatives.

17.   Comparative figures

      Certain of the Fiscal 2003 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(in millions of U.S. dollars, except per share amounts, and in accordance with U.S. GAAP)

Overview

For almost 30 years, Zarlink  Semiconductor has delivered the integrated circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. Zarlink is a global provider of microelectronics for voice and data networks, consumer and ultra low-power communications, and high-performance analog.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three months ended June 27, 2003, compared with the corresponding period in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 28, 2003.

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

Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; the mix of products/services; the ability to ensure continuity of supply from outside fabrication services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003, including those identified under "Forward-Looking Statements and Risk Factors". In making these forward-looking statements, which are identified by words such as "will", "expects", "intends", "anticipates" and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 27, 2003

  Summary of Results from Operations                                              Three Months Ended
  (millions of U.S. dollars, except per share amounts)                     June 27, 2003      June 28, 2002
                                                                           -------------      -------------
  Consolidated revenue                                                         $ 53.7             $ 48.0
     Network Communications segment revenue                                      29.3               28.4
     Consumer Communications segment revenue                                     13.4               12.6
     Ultra Low-Power Communications  segment revenue                             11.0                7.0

  Operating income (loss)                                                        (5.2)              (8.8)
     Network Communications segment operating loss                               (2.4)              (5.3)
     Consumer Communications segment operating loss                              (3.8)              (5.1)
     Ultra Low-Power Communications segment operating income                      1.0                 --
     Unallocated recovery                                                          --                1.6

  Net loss for the period                                                        (6.2)              (8.7)
  Net loss per common share - basic and diluted                                 (0.05)             (0.07)
  Weighted average common shares outstanding - millions                         127.3              126.6

Revenue in the first quarter of Fiscal 2004 was $53.7, an increase of 12%, from the first quarter of Fiscal 2003. The market continues to pose challenges as semiconductor sales volumes continue to be affected by the prolonged downturn impacting the semiconductor industry. The Company experienced lower sequential bookings in the first quarter of Fiscal 2004, as expected with the seasonal trends for lower shipments through the summer months, but booking levels continue to remain above those levels experienced during the same period in Fiscal 2003.

In the first quarter of Fiscal 2004, the Company recorded a net loss, after preferred share dividends, of $6.7, or $0.05 per share. This compares to a net loss, after preferred share dividends, of $9.2, or $0.07 per share, in the first quarter of Fiscal 2003.

The Company also announced that it would implement further cost reductions in the second quarter of Fiscal 2004 as it finalizes its outsourcing programs and streamlines operations. The Company expects to record additional charges of approximately $8.0 related to reducing its global workforce by approximately 120 employees across all regions and business units, and the cost of further outsourcing initiatives. The savings that these reductions are expected to generate will be largely realized in the third quarter of Fiscal 2004.

Zarlink's operations are comprised of three reportable business segments - Network Communications, Consumer Communications, and Ultra Low-Power Communications. Zarlink targets the network and consumer communications industries with offerings that specialize in broadband connectivity solutions over wired, wireless and optical media. Zarlink's Ultra Low-Power communications segment provides ultra low-power ASIC solutions for applications such as pacemakers, hearing aids and portable instruments. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

Network Communications

            Network Communications                   June 27,   June 28,
            (millions of U.S. dollars)                 2003       2002
                                                     --------   --------

            Revenue:                                 $ 29.3      $ 28.4
                                                     ------      ------
            As a % of total revenue                      55%         59%

            Operating loss                           $ (2.4)     $ (5.3)
                                                     ------      ------

Zarlink's Network Communications segment specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed internet systems, switching systems, and subscriber access systems. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for the first quarter of Fiscal 2004 totaled $29.3, up 3% from $28.4 in the first quarter of Fiscal 2003. Despite the revenue improvement in the first quarter of Fiscal 2004, as compared to the first quarter of Fiscal 2003, reduced capital spending in the market continues to impact demand by networking companies. Revenue improvements in the first quarter of Fiscal 2004 were a result of increased revenue from the Company's TDM Switching, Voice and Packet Processing, and Optical products.

The segment's operating loss improved to $2.4 in the first quarter of Fiscal 2004 from an operating loss of $5.3 in Fiscal 2003, partially due to improved margins on a stronger mix of products sold.

Consumer Communications

            Consumer Communications                 June 27,       June 28,
            (millions of U.S. dollars)                2003           2002
                                                    --------       --------

            Revenue:                                 $ 13.4         $ 12.6
                                                     ------         ------
            As a % of total revenue                      25%            26%

            Operating loss                           $ (3.8)        $ (5.1)
                                                     ------         ------

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, terrestrial and satellite set-top boxes and digital TV).

Revenue for the first quarter of Fiscal 2004 totaled $13.4, up 6% from $12.6 in the first quarter of Fiscal 2003, as a result of improved shipments of the Company's tuners and demodulators.

The segment's operating loss decreased to $3.8, in the first quarter of Fiscal 2004 from an operating loss of $5.1 in the first quarter of Fiscal 2003, due principally to cost control initiatives.

Ultra Low-Power Communications

            Ultra Low-Power Communications          June 27,       June 28,
            (millions of U.S. dollars)                2003           2002
                                                    --------       --------

            Revenue:                                 $ 11.0         $ 7.0
                                                     ------         -----
            As a % of total revenue                      20%           15%

            Operating income                         $  1.0         $  --
                                                     ------         -----

Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as cardiac pacemakers, hearing aids, portable instruments and personal area communications devices.

Revenue for the first quarter of Fiscal 2004 totaled $11.0, up 57% from $7.0 in the first quarter of Fiscal 2003 as a result of inventory corrections and stock replenishment activities initiated by Zarlink's customers in the latter part of Fiscal 2003. The Company's hearing aid components contributed to the largest increase in revenues in the quarter, as compared to the same period in Fiscal 2003, and revenue improvements were also realized on the Company's pacemaker circuits.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                                  Three Months Ended
                                    -------------------------------------------
                                    June 27,     % of        June 28,     % of
(millions of U.S. dollars)            2003       Total        2002        Total
                                    -------------------------------------------

Asia/Pacific                        $  22.5       42%        $  16.7       35%
Europe                                 16.8       31            16.3       34
United States                          12.3       23             9.8       20
Canada                                  1.6        3             4.2        9
Other Regions                           0.5        1             1.0        2
                                    -------      ---         -------      ---
Total                               $  53.7      100%        $  48.0      100%
                                    =======      ===         =======      ===

Asia/Pacific

Asia/Pacific sales increased by 35% during the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003, and continue to represent the largest geographic segment of customer revenues. The increase in the first quarter of Fiscal 2004 was driven primarily from the Network and Consumer Communication segments, with moderate improvements from the Ultra Low-Power Communications segment.

Europe

European sales increased by 3% in the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003 due to improved revenues in the Network and Ultra Low-Power Communications segments offset by declines in the revenues from the Consumer Communications segments in the first quarter of Fiscal 2004.

United States

Sales to customers in the United States increased by 26% during the first quarter of Fiscal 2004 compared to the first quarter of Fiscal 2003. The increase was due primarily to improved Ultra Low-Power and Consumer Communications product sales.

Canada

Canadian sales decreased by 62% in the first quarter of Fiscal 2004 over the same period in Fiscal 2003 due to lower Network Communications segment sales to Canadian customers.

GROSS MARGIN

                                                           Three Months Ended
                                                          ---------------------
                                                          June 27,      June 28,
  (millions of U.S. dollars)                                2003         2002
                                                          --------     --------

  Gross margin                                             $ 25.6      $ 22.1

  As a percentage of revenue                                   48%         46%

Gross margin improved by two percentage points in the first quarter of Fiscal 2004 compared to the same period in Fiscal 2003. The improvement in margin was a result of lower overall manufacturing costs and a favorable product mix, particularly in the Network Communication segment.

OPERATING EXPENSES

Research and Development ("R&D")

                                                           Three Months Ended
                                                          ---------------------
                                                          June 27,      June 28,
  (millions of U.S. dollars)                                2003         2002
                                                          --------     --------

  R&D expenses                                             $ 19.2      $ 20.4

  As a percentage of revenue                                   36%         43%

R&D expenses decreased by 6%, or $1.2, in the first quarter of Fiscal 2004 from the same period in Fiscal 2003, primarily due to the timing of certain material spending and cost reduction initiatives implemented in Fiscal 2003. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near- and medium-term revenue. Management expects that R&D spending will decrease over the balance of Fiscal 2004 as a result of optimizing electronic design automation and cost control.

The Company continued its investment in research and development to develop and launch new products, with 11 new products being released in the first quarter of Fiscal 2004. The impact of new products on revenue in the year of introduction is not normally significant. However, management believes that new product introductions are critical to supporting future revenue growth. For example, initial shipments of the Company's new DTV chip commenced in the first quarter of Fiscal 2004.

In the Network Communications product line, R&D activities focused on the following areas:

      o Time Division Multiplex ("TDM") switch development to set new industry standards in terms of channel density, levels of integration, feature sets and power density;
      o Development of Voice Processing products for today's emerging Carrier Class Gateways and Voice over IP (Internet Protocol) Networks for mobile telephony, addressing the problem of voice echo cancellation in the system. New products will include Zarlink technology to improve convergence time and voice quality thereby allowing the product to consume even less power and also enable better power consumption for voice transmitted through the mobile network;
      o Planned development of higher speed Phase Lock Loops ("PLL") for Network Timing & Synchronization. These high speed PLLs will be used to provide the timing for transporting information over SONET/SDH links that operate up to 622 Mbits/s;
      o Meeting convergence with TDM/IP Processing in Packet Processing, and Ethernet Switching for backplanes, linecard, edge/metro and Virtual Private Network ("VPN") switches in Packet Switching;
      o Utilization of its analog and mixed signal expertise for Timing, Synthesizers, Interface drivers, and Amplifiers for its High Performance Analog product development; and
      o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

In the Consumer Communications product line, R&D activities focused on the following areas:

      o Providing a 2G cellular phone radio transceiver chip, compliant with 2G standards for Time Division Multiple Access ("TDMA")/Advanced Mobile Phone Service/System ("AMPS"), and developing a 2-chip radio solution for 3rd generation GSM/Wideband Code Division Multiple Access ("WCDMA") cellular phones;
      o Providing tuner, demodulator and peripheral chips for satellite, cable and terrestrial digital set-top boxes, integrated digital televisions and adapter boxes; and
      o Development of the most highly integrated system-on-a-chip solution for integrated Digital Terrestrial Televisions, Digital Terrestrial Set-top boxes, adapter boxes and media centers, compliant with the Digital Video Broadcasting - Terrestrial ("DVB-T") standard.

In the Ultra Low-Power Communications business segment, R&D activities focused on semiconductor solutions and technologies for a variety of in-vivo and audiological applications, including:

      o High performance custom Coder/Decoders ("CODECs") and digital signal processing ("DSP") chips for major hearing aid companies;
      o Application-specific standard products ("ASSPs") as opposed to custom ASICs;
      o Surge protection chips used in implantable pacemakers and defibrillators for cardiac rhythm management;

      o     High  performance,   ultra  low-power  audio  converters   (CODECs),
            technology also used in digital hearing aids, for high growth communications and entertainment applications; and

      o Ultra low-power integrated circuits supporting short-range wireless communications for healthcare and other applications, including implantable and in-vivo systems.

Selling and Administrative ("S&A")

                                                           Three Months Ended
                                                          ---------------------
                                                          June 27,      June 28,
  (millions of U.S. dollars)                                2003         2002
                                                          --------     --------

  S&A Expenses                                             $ 11.6      $ 12.1

  As a percentage of revenue                                   22%         25%

In the first quarter of Fiscal 2004, S&A expenses decreased by $0.5, or 4% compared to the first quarter of Fiscal 2003, principally as a result of cost reduction activities implemented through Fiscal 2003. S&A expenses in the first quarter of Fiscal 2004 included $0.2 of severance, as the Company continued its cost reduction activities. The Company anticipates a reduction in S&A expenses by the third quarter of Fiscal 2004, as it implements certain cost reductions programs in the second quarter of Fiscal 2004.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs. In prior years, the Company also recorded stock compensation expense arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Incorporated, which was acquired in July 2000.

During the three months ended June 27, 2003, there was no stock compensation recorded, as the intrinsic value of options under the exchange program was nil. During the three months ended June 28, 2002, the Company recorded a stock compensation recovery of $1.6 related to the amortization of intrinsic value of unexercised stock options modified by the option exchange programs, net of the vesting of restricted stock. No further stock compensation expense will be recorded against the formerly restricted shares.

OTHER INCOME (EXPENSE)

Other income (expense) was comprised of interest income, and foreign exchange losses.

Interest income was $0.3 for the three months ended June 27, 2003 as compared to $0.9 in the same period of Fiscal 2003. The decrease compared to the first quarter of Fiscal 2003 was mainly due to reduced average cash balances and lower interest rates.

Foreign exchange losses in the first quarter of Fiscal 2004 amounted to $1.0 as compared to losses of $0.4 for the same period in Fiscal 2003. In Fiscal 2004, net losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates. In Fiscal 2003, the losses were related to foreign exchange hedging losses.

INTEREST EXPENSE

Interest expense was nil for the three months ended June 27, 2003, compared with $0.1 for the first quarter of Fiscal 2003. The interest expense related to capital leases.

INCOME TAXES

Income tax expense for the first quarter of Fiscal 2004 was $0.3, comprised of domestic income and capital taxes, compared with an expense of $0.3 for the corresponding period in Fiscal 2003.

The Company has a valuation allowance against its deferred tax assets at June 27, 2003 of $121.3 (March 28, 2003 - $106.0). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

BACKLOG

                                                          June 27,      June 28,
  (millions of U.S. dollars)                                2003         2002
                                                          --------     --------

  90-Day Backlog                                           $ 32.5      $ 38.5

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

As usual, the activity over the summer is slower, as was evidenced by lower bookings through the first quarter of Fiscal 2004. As a result of lower bookings during the quarter in both the Network and Ultra Low-Power Communication segments, the backlog has decreased as compared against recent quarters.
Bookings also continue to be affected by the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

NET LOSS

The Company recorded a net loss, after preferred share dividends, of $6.7, or $0.05 per share, in the first quarter of Fiscal 2004. This compares to a net loss, after preferred share dividends, of $9.2, or $0.07 per share, in the same period in Fiscal 2003.

The net loss for the three months ended June 27, 2003, was primarily a result of low revenues, caused by the continued downturn in the semiconductor industry.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 2003, cash, cash equivalents, short-term investments and restricted cash balances totaled $107.7, down from $119.2 at March 28, 2003. Cash and cash equivalents at June 27, 2003, included in the amount above, totaled $39.2 (March 28, 2003 - $23.5).

Cash used in operations before working capital changes amounted to $1.1 during the first three months of Fiscal 2004, as compared to $6.6 used in the first three months of Fiscal 2003. Since March 28, 2003, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $8.5, mainly as a result of increases in accounts receivable and other prepaid expenses totaling $10.4 and a reduction in deferred credits of $0.2. The increase in accounts receivable was a result of the timing of sales late in the quarter, resulting in the cash inflow not occurring until the second quarter of Fiscal 2004. The increase in other prepaid expenses was due to scheduled payments for certain design tool licenses. These increases in working capital were offset by reducing inventories by $0.8 and an increase in accounts payable and other accrued liabilities totaling $1.3. Management expects to further draw down inventory levels through the remainder of Fiscal 2004 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital decreased by $1.9 during the first three months of Fiscal 2003, mainly as a result of reductions in inventories and improved cash collections against trade receivables.

Cash provided from investing activities was $26.4 for the three months ended June 27, 2003, primarily from matured short-term investments totaling $89.5, offset by purchases of short-term investments of $62.3. Cash balances were reduced by purchases of fixed and other assets amounting to $1.2 during the first three months of the year, offset by proceeds from disposal of fixed assets of $0.4. The fixed asset additions were primarily related to continuing improvements to existing test equipment and the Company's information technology resources. Management expects quarterly capital spending to remain flat through the rest of Fiscal 2004 in comparison to the first quarter of this year. Additions to fixed and other assets during the first three months of Fiscal 2003 mainly consisted of continuing improvements to information technology resources. Net purchases of short-term investments in the amount of $39.5 also contributed to the net cash outflow from investing activities during the first three months of Fiscal 2003.

Cash used in financing activities during the first three months of Fiscal 2004 was $1.1. The use of cash was primarily the result of repayment of $0.2 of capital leases, the repurchase of $0.4 of the Company's redeemable preferred shares, and the payment of $0.5 for dividends on the preferred shares. Cash used in financing activities in the first three months of Fiscal 2003 was $0.8. The use of cash was primarily the result of the repayment of $0.7 of capital lease liabilities, the repurchase of $0.2 of preferred shares, and the payment of $0.5 for dividends on the preferred shares, offset by $0.6 of new common shares issued from exercised stock options.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately $2.3 later in Fiscal 2004 after the final adjustments are calculated.

During the first three months of Fiscal 2004, the Company declared and paid dividends of $0.5 on its redeemable preferred shares based on a $0.37 (Cdn$0.50) per share dividend. In addition, the Company purchased 21,900 preferred shares under its purchase obligation during this period. As at June 27, 2003, the Company has repurchased 31,800 preferred shares that had not yet been cancelled by the transfer agent.

On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase up to 6,358,203 common shares, representing 5% of the 127,164,078 common shares issued and outstanding at May 31, 2002. The purchases were to take place on the open market through the stock exchanges of New York and Toronto over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003. No common shares were repurchased under the program during the period from March 28, 2003 to June 9, 2003. The program expired on June 9, 2003, and was not renewed by the Company.

In addition to cash, cash equivalents, short-term investment and restricted cash balances of $107.7 as at June 27, 2003, the Company had a revolving global credit facility of approximately $18.5 (Cdn$25.0), of which $6.2 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit totaling $12.3 as at June 27, 2003. Cash and cash equivalents totaling $6.2 were hypothecated under the credit facility to cover outstanding letters of credit. As a result of the non-cash write-down of the Mitel investment in the fourth quarter of Fiscal 2003, the Company did not meet a quarterly financial covenant under the Company's credit facility. A waiver was obtained from the bank in respect of the financial covenant. The credit facility is subject to periodic review, including the determination of financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

OTHER

Critical Accounting Policies and Significant Estimates

The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. As a result of writing off the carrying value of the Company's remaining investment in Mitel Networks Corporation in Fiscal 2003, management believes the policy on investments in private companies is no longer a critical accounting policy of the Company. Other than the policy on investments in private companies, there is no change in the Company's critical accounting policies included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 28, 2003.

Foreign Currency Translation

Prior to March 29, 2003, the financial statements of the foreign subsidiaries were measured using the local currency as the functional currency. All balance sheet amounts were translated using the exchange rates in effect at the applicable period end, and income statement amounts were translated using the weighted average exchange rates for the applicable period. Any gains and losses resulting from the changes in exchange rates from year to year were reported as a separate component of other comprehensive loss included in Shareholders' Equity.

Effective March 29, 2003, the functional currency of Zarlink and its subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in currencies other than the U.S. dollar are remeasured at the closing period-end rates of exchange. The gains or losses resulting from the remeasurement of these amounts have been reflected in earnings in the respective periods. Non-monetary items and any related amortization of such items are measured at the rates of exchange in effect when the assets were acquired or obligations incurred. All other income and expense items have been remeasured at the average rates prevailing during the period. Gains (losses) relating to external foreign exchange contracts are recognized in income as they mature, or to the extent they are ineffective hedges.

Recently Issued Accounting Standards

On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position, results of operations or accounting for derivatives.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet evaluated the impact of this new pronouncement on its financial position.

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

Foreign Exchange Risk. The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar, the U.K. pound sterling, and the Swedish Krona. At June 27, 2003, there were unrealized gains of $0.1 on the forward contracts relating to Fiscal 2004. The unrealized gain is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on June 27, 2003, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at June 27, 2003, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of June 27, 2003, an evaluation was performed under the supervision and with the participation of the management of the Company, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 27, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 27, 2003.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

99.1  Selected  Consolidated   Financial  Statements  in  U.S.  Dollars  and  in
      accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

99.3  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

Date of Filing        Description
--------------------------------------------------------------------------------

June 25, 2003     Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted
                  Pursuant  To Section  906 of The  Sarbanes-Oxley  Act of 2002,
                  President and Chief Executive Officer

                  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

June 20, 2003     Press  Release:  "Notice of Annual  General  Meeting and Proxy
                  Circular dated May 30, 2003"

May 8, 2003       Press Release:  "Financial  Results for Quarter and Year Ended
                  March 28, 2003"

April 8, 2003     Press Release:  "Zarlink To Write Down Its Investment in Mitel
                  Networks Corporation in the Fourth Quarter of Fiscal 2003"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

 Name                      Title                                      Date
---------------------     --------------------------------       --------------

 /s/ SCOTT MILLIGAN
---------------------
 Scott Milligan           Senior Vice President of Finance       August 5, 2003
                          and Chief Financial Officer
                          (Principal Financial and
                          Accounting Officer)

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

                  Date: August 5, 2003

                                                   /s/ PATRICK J. BROCKETT
                                                   -----------------------------
                                                   Patrick J. Brockett
                                                   President and Chief Executive
                                                   Officer

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

                  Date: August 5, 2003

                                                /s/ SCOTT MILLIGAN
                                                --------------------------------
                                                Scott Milligan
                                                Senior Vice-President of Finance
                                                and Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit

   Number                                   Description                                          Page
------------   -----------------------------------------------------------------------          ------

    99.1       Selected Consolidated Financial Statements in U.S. Dollars and in                  27
               accordance with Canadian Generally Accepted Accounting Principles

    99.2       Management's Discussion and Analysis of Financial Condition and                    37
               Results of Operations - Canadian Supplement

    99.3       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            39

    99.4       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002            40