Form 10-Q
period 2003-09-26
ZARLINK SEMICONDUCTOR INC
filed 2003-10-28
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2003

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

As at October 17, 2003 there were 127,275,933 Common Shares of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION (Unaudited).....................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................3
              Consolidated Balance Sheets (Unaudited)..........................3
              Consolidated Statements of Loss (Unaudited)......................4
              Consolidated Statements of Cash Flows (Unaudited)................5
              Notes to the Consolidated Financial Statements (Unaudited).......6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS...........................................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS..........24

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES...................................24

PART II - OTHER INFORMATION...................................................25

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................25

Signatures....................................................................25

PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                       September 26,   March 28,
                                                           2003          2003
                                                       -------------   ---------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                 $ 56.4       $ 23.5
  Short-term investments                                      35.2         89.5
  Restricted cash                                              5.6          6.2
  Trade accounts receivable, less
   allowance for doubtful accounts of
   $0.7 (March 28, 2003 - $1.1)                               27.0         20.3
  Other receivables                                            2.7          4.2
  Note receivable - net of deferred gain of
    $16.4 (March 28, 2003 - $15.8)                             0.1           --
  Inventories                                                 21.8         24.0
  Deferred income tax assets - net                             1.4          1.0
  Prepaid expenses and other                                  10.4          7.3
                                                            ------       ------
                                                             160.6        176.0
Fixed assets - net                                            46.6         56.4
Deferred income tax assets - net                              11.3         10.4
Other assets                                                   4.6          4.7
Note receivable - net of deferred gain of
  $16.4 (March 28, 2003 - $15.8)                                --          0.1
                                                            ------       ------
                                                            $223.1       $247.6
                                                            ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $ 15.3       $ 10.1
  Employee-related accruals                                   10.2         15.5
  Income and other taxes payable                              15.0         13.0
  Provisions for exit activities                               4.5          4.2
  Other accrued liabilities                                   10.7         12.6
  Deferred credits                                             0.8          1.1
  Current portion of long-term debt                            0.3          0.6
                                                            ------       ------
                                                              56.8         57.1
Long-term debt                                                 0.1          0.2
Pension liabilities                                           15.9         14.3
Deferred income tax liabilities - net                          2.5          2.0
                                                            ------       ------
                                                              75.3         73.6
                                                            ------       ------
  Redeemable preferred shares, unlimited
    shares authorized; 1,419,800 shares
    issued and outstanding (March 28, 2003 -
    1,451,600)                                                18.4         18.9
                                                            ------       ------

Commitments (Note 11)

Shareholders' equity:

  Common shares, unlimited shares authorized;
    no par value; 127,275,933 shares
    issued and outstanding (March 28, 2003 -
    127,265,316)                                             768.3        768.3
  Additional paid-in capital                                   2.1          2.1
  Deficit                                                   (608.9)      (582.8)
  Accumulated other comprehensive loss                       (32.1)       (32.5)
                                                            ------       ------
                                                             129.4        155.1
                                                            ------       ------
                                                            $223.1       $247.6
                                                            ======       ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                            Three Months Ended                 Six Months Ended
                                                                        ---------------------------       --------------------------
                                                                        Sept. 26,         Sept. 27,       Sept. 26,        Sept. 27,
                                                                          2003              2002            2003             2002
                                                                        ---------         ---------       ---------        ---------
Revenue                                                                  $  46.6          $  46.2          $ 100.3          $  94.2
Cost of revenue                                                             27.2             25.5             55.3             51.4
                                                                         -------          -------          -------          -------
Gross margin                                                                19.4             20.7             45.0             42.8
                                                                         -------          -------          -------          -------
Expenses:
  Research and development                                                  19.2             22.9             38.4             43.3
  Selling and administrative                                                14.2             11.6             25.8             23.7
  Asset impairment and other                                                 5.3               --              5.3               --
  Stock compensation expense (recovery)                                       --              0.2               --             (1.4)
                                                                         -------          -------          -------          -------
                                                                            38.7             34.7             69.5             65.6
                                                                         -------          -------          -------          -------
Loss from operations                                                       (19.3)           (14.0)           (24.5)           (22.8)
Other income (expense) - net                                                 0.4              3.0             (0.3)             3.5
Interest expense                                                            (0.3)            (0.3)            (0.3)            (0.4)
                                                                         -------          -------          -------          -------
Loss before income taxes                                                   (19.2)           (11.3)           (25.1)           (19.7)
Income tax (expense) recovery                                                0.3             (0.6)              --             (0.9)
                                                                         -------          -------          -------          -------
Net loss for the period                                                  $ (18.9)         $ (11.9)         $ (25.1)         $ (20.6)
                                                                         =======          =======          =======          =======
Net loss attributable to common shareholders
 after preferred share dividends                                         $ (19.4)         $ (12.4)         $ (26.1)         $ (21.6)
                                                                         =======          =======          =======          =======
Net loss per common share:
      Basic and diluted                                                  $ (0.15)         $ (0.10)         $ (0.20)         $ (0.17)
                                                                         =======          =======          =======          =======
Weighted average number of common
  shares outstanding (millions):
      Basic and diluted                                                    127.3            127.2            127.3            126.9
                                                                         =======          =======          =======          =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                            Three Months Ended                 Six Months Ended
                                                                        ---------------------------       --------------------------
                                                                        Sept. 26,         Sept. 27,       Sept. 26,        Sept. 27,
                                                                          2003              2002            2003             2002
                                                                        ---------         ---------       ---------        ---------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss for the period                                                $ (18.9)         $ (11.9)         $ (25.1)         $ (20.6)
  Depreciation of fixed assets                                               3.3              3.4              6.9              6.5
  Amortization of other assets                                               0.5              0.3              0.8              0.6
  Other non cash changes in operating activities                             5.9             (1.8)             7.0             (1.5)
  Stock compensation expense (recovery)                                       --              0.2               --             (1.4)
  Deferred income taxes                                                     (0.9)              --             (0.8)              --
  Decrease (increase) in working capital
    Trade accounts and other receivables                                     1.8              0.4             (5.6)             2.5
    Inventories                                                              1.5              4.6              2.3              7.3
    Prepaid expenses and other                                               0.3               --             (2.7)             1.9
    Trade accounts payable and other accrued liabilities                    (1.4)            (9.8)            (0.1)           (14.5)
    Deferred credits                                                          --              0.4             (0.2)             0.3
                                                                         -------          -------          -------          -------
Total                                                                       (7.9)           (14.2)           (17.5)           (18.9)
                                                                         -------          -------          -------          -------
Investing activities:
    Purchased short-term investments                                       (22.7)           (63.6)           (85.0)          (149.6)
    Matured short-term investments                                          49.8            119.5            139.3            166.0
    Proceeds from disposal of fixed and other assets                         0.2              0.4              0.6              0.4
    Expenditures for fixed and other assets                                 (2.0)            (1.6)            (3.2)            (4.3)
    Increase in long-term investments                                         --               --               --             (0.4)
                                                                         -------          -------          -------          -------
Total                                                                       25.3             54.7             51.7             12.1
                                                                         -------          -------          -------          -------
Financing activities:
    Repayment of capital lease liabilities                                  (0.2)            (0.8)            (0.4)            (1.4)
    Payment of dividends on preferred shares                                (0.5)            (0.5)            (1.0)            (1.0)
    Issue of common shares                                                    --               --               --              0.5
    Repurchase of preferred shares                                          (0.1)            (0.2)            (0.5)            (0.4)
    Reduction in hypothecation of cash
      under letters of credit                                                0.6               --              0.6               --
                                                                         -------          -------          -------          -------
Total                                                                       (0.2)            (1.5)            (1.3)            (2.3)
                                                                         -------          -------          -------          -------
Effect of currency translation on cash
  and cash equivalents
                                                                              --             (2.0)              --              1.4
                                                                         -------          -------          -------          -------

Increase (decrease) in cash and cash equivalents                            17.2             37.0             32.9             (7.7)

Cash and cash equivalents, beginning of period                              39.2             30.9             23.5             75.6
                                                                         -------          -------          -------          -------

Cash and cash equivalents, end of period                                 $  56.4          $  67.9          $  56.4          $  67.9
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

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. ("Zarlink" or the "Company") in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 26, 2003, and the results of operations and cash flows of the Company for the three and six month periods ended September 26, 2003 and September 27, 2002, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Separate Canadian GAAP financial statements are also prepared and presented to shareholders.

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

3.    Recently issued accounting pronouncements

      On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS
      133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial statements.

      On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

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

                                                                            Three Months Ended                 Six Months Ended
                                                                        ---------------------------       --------------------------
                                                                        Sept. 26,         Sept. 27,       Sept. 26,        Sept. 27,
                                                                          2003              2002            2003             2002
                                                                        ---------         ---------       ---------        ---------
      Net loss, as reported                                              $ (18.9)         $ (11.9)         $ (25.1)         $ (20.6)
      Adjustments:
         Stock compensation expense (recovery) as                             --              0.2               --             (1.4)
         reported
         Pro forma stock compensation expense                               (3.1)            (3.4)            (6.2)            (6.7)
                                                                         -------          -------          -------          -------
      Pro forma net loss                                                 $ (22.0)         $ (15.1)         $ (31.3)         $ (28.7)
                                                                         -------          -------          -------          -------
      Net loss per common share, as reported
         Basic and diluted                                               $ (0.15)         $ (0.10)         $ (0.20)         $ (0.17)
                                                                         -------          -------          -------          -------
      Pro forma net loss per common share:
         Basic and diluted                                               $ (0.17)         $ (0.12)         $ (0.25)         $ (0.23)
                                                                         -------          -------          -------          -------

      Based upon the fair value method of accounting for stock compensation expense, the pro forma net loss for the three and six months ended September 26, 2003, was increased by $3.1 and $6.2, respectively, as compared to the net loss, as reported (three and six months ended September 27, 2002, $3.2 and $8.1, respectively).

      Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three and six month fiscal periods ended September 26, 2003 and September 27, 2002:

                                                                           Three Months Ended                 Six Months Ended
                                                                       ---------------------------       --------------------------
                                                                       Sept. 26,         Sept. 27,       Sept. 26,        Sept. 27,
                                                                         2003              2002            2003             2002
                                                                       ---------         ---------       ---------        ---------

      Weighted  average fair value price of the options
        granted during the quarter                                      $  2.39          $  1.56          $  2.31          $  1.73


      Risk free interest rate                                              3.01%            3.69%            3.10%            4.19%
      Dividend yield                                                        Nil              Nil              Nil              Nil
      Volatility factor of the expected market
        price of the Company's common stock                               0.692            0.628            0.687            0.595
      Weighted-average expected life of the options                   3.4 years        3.0 years        3.4 years        3.3 years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

5.    Inventories

                                                      Sept. 26,       March 28,
                                                        2003            2003
                                                      ---------       ---------
      Raw materials                                     $ 2.3           $ 2.6
      Work-in-process                                    16.0            18.3
      Finished goods                                      3.5             3.1
                                                        -----           -----
                                                        $21.8           $24.0
                                                        =====           =====

6.    Fixed assets

                                                       Sept. 26,       March 28,
                                                         2003            2003
                                                       ---------       ---------
      Cost                                              $163.5          $163.7
      Accumulated depreciation                           116.9           107.3
                                                        ------          ------
                                                        $ 46.6          $ 56.4
                                                        ======          ======

      The Company recorded an impairment loss on fixed assets of $4.7 during the second quarter of Fiscal 2004 as a result of a review of the ongoing usage of the Company's testing equipment and enterprise resource planning system.

7.       Other assets

                                                       Sept. 26,       March 28,
                                                         2003            2003
                                                       ---------       ---------
      Patents, trademarks, and other
        intangible assets:
        Cost                                             $10.5           $ 9.5
        Accumulated amortization                          (5.9)           (5.0)
                                                         -----           -----
        Patents, trademarks, and other
          intangible assets - net                          4.6             4.5
      Other                                                 --             0.2
                                                         -----           -----
                                                         $ 4.6           $ 4.7
                                                         =====           =====

      The amortization of patents, trademarks and other intangible assets amounted to $0.5 and $0.8, respectively, for the three and six months ended September 26, 2003 (three and six months ended September 27, 2002 - $0.3 and $0.6, respectively).

8.    Note Receivable

                                                       Sept. 26,       March 28,
                                                         2003            2003
                                                       ---------       ---------
      Note receivable, non-interest bearing              $16.5           $15.9
      Less: Deferred gain                                (16.4)          (15.8)
                                                         -----           -----
                                                           0.1             0.1
      Less: current portion                               (0.1)             --
                                                         -----           -----
                                                         $  --           $ 0.1
                                                         =====           =====

      Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG, the first payment of $10.0 against the discounted note receivable is due in June 2004 with the final payment of $8.0 due in March 2005.

9.    Provisions for exit activities

                                                       Sept. 26,       March 28,
                                                         2003            2003
                                                       ---------       ---------
      Restructuring provisions                           $ 3.8           $ 2.9
      Provision for disposal of
        discontinued operations                             --             0.1
      Provision for disposal of
        foundry businesses                                 0.7             1.2
                                                         -----           -----
                                                         $ 4.5           $ 4.2
                                                         =====           =====

      During the second quarter of Fiscal 2004, the Company implemented further cost reductions in efforts to outsource programs and streamline operations. The Company incurred workforce reduction costs of $3.4 as a result of reducing the Company's employee base by approximately 120 employees, globally across all job categories and business units. In particular, severance costs of $1.0 were included in research and development, related to a reduction in R&D engineers, and as a result of a further reduction in the selling and administrative workforce, severance costs of $1.8 were included in selling and administration in the quarter. The Company also recorded severance costs of $0.6 in cost of revenue, related to further cost reductions as it finalizes its outsourcing programs and streamline operations.

      As a result of the workforce reduction program and streamlining of operations, the Company recorded a charge of $0.6, included in asset impairment and other, related to excess space under lease contract in Canada.

      Of the $4.0 of restructuring provision recorded in the second quarter of Fiscal 2004, $2.6 related to the Network Communication segment, $0.9 related to the Consumer Communications segment, and $0.5 related to the Ultra Low-Power segment.

      The remaining restructuring provision relates mostly to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2001.

      The following table summarizes the continuity of these restructuring provisions for the three and six months ended September 26, 2003:


                                                         Lease and
                                          Workforce       contract
                                          reduction      settlement     Total
                                          ---------      ----------   ---------

      Balance, March 28, 2003                $0.3           $2.6         $2.9
      Cash drawdowns during quarter          (0.1)          (0.2)        (0.3)
                                             ----           ----         ----
      Balance, June 27, 2003                 $0.2           $2.4         $2.6
      Restructuring activities
        during the quarter                    3.4            0.6          4.0
      Cash drawdowns during quarter          (2.2)          (0.6)        (2.8)
                                             ----           ----         ----
      Balance, Sept. 26, 2003                $1.4           $2.4         $3.8
                                             ====           ====         ====

10.   Guarantees

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement ("project agreement") undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation ("Mitel"). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at September 26, 2003, was $33.2 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at September 26, 2003 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At September 26, 2003, the carrying value of this guarantee was nil.


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

      In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at September 26, 2003, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities.

      As at September 26, 2003, the Company has guaranteed a custom bond amounting to $2.7 to a third party on behalf of a subsidiary.

      Based upon the transition rules outlined in FIN 45, no amounts have been recorded by the Company related to the above-mentioned items.

      The Company records a liability based upon its historical experience with warranty claims. The table below presents a reconciliation of the changes in the Company's product warranty accrual for the three and six month periods ended September 26, 2003:

                                                 Three Months     Six Months
                                                    Ended            Ended
                                                Sept. 26, 2003   Sept. 26, 2003
                                                --------------   --------------

      Beginning balance                              $ 0.5            $  --
      Accruals for new and pre-existing
        warranties                                      --              0.5
      Reduction based on change in
        estimates                                     (0.4)            (0.4)
                                                     -----            -----
      Ending balance                                 $ 0.1            $ 0.1
                                                     =====            =====

11.   Commitments

      The Company had letters of credit outstanding as at September 26, 2003 of approximately $5.6 (September 27, 2002 - $3.1). Cash and cash equivalents of $5.6 have been pledged as security against certain outstanding letters of credit, which expire within 12 months, and are presented as restricted cash.

      As a result of the restructuring and impairment losses recorded in the second quarter of Fiscal 2004, the Company did not meet a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility. A waiver was obtained from the bank in respect of the financial covenant, and subsequent to the quarter ended September 26, 2003, the Company has cancelled the operating line component of the revolving global credit facility. As a result of this change the Company will operate with a credit facility of approximately $9.2 (Cdn$12.5), available for letters of credit. The financial covenant with respect to shareholder's equity has also been modified under the new agreement.

12.   Redeemable Preferred Shares

      There were 27,800 preferred shares purchased during the six months ended September 26, 2003 for cash consideration of $0.5. As at September 26, 2003, there were 5,900 repurchased preferred shares that had not been cancelled by the end of the quarter.

      During the second quarter of Fiscal 2004, the Company paid dividends on its redeemable preferred shares of $0.5 and declared a quarterly dividend of $0.37 (Cdn$0.50) per share, resulting in a cumulative dividend of $0.74 (Cdn$1.00) per share for the first six months of Fiscal 2004.

13.   Capital stock

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

      c)    A summary of the Company's stock option activity is as follows:

                                                     Six Months Ended
                                             -----------------------------------
                                             September 26,         September 27,
                                                 2003                  2002
                                             -------------         -------------
      Outstanding Options:
      Balance, beginning of period              10,828,557         10,914,962
      Granted                                      109,500            357,300
      Exercised                                    (10,617)          (109,193)
      Forfeited                                   (997,883)        (1,476,966)
                                                ----------         ----------
      Balance, end of period                     9,929,557          9,686,103
                                                ==========         ==========

      As at  September  26,  2003,  there  were  4,602,505  (March  28,  2003  -
      3,714,122) options available for grant under the stock option plan approved by the Company's shareholders on December 7, 2001. The exercise price of outstanding stock options ranges from $2.51 to $ 27.57 per share with exercise periods extending to June 2008. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on September 26, 2003.

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

      The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                                             Three Months Ended                 Six Months Ended
                                                         ---------------------------      ---------------------------
                                                         Sept. 26,         Sept. 27,      Sept. 26,         Sept. 27,
                                                            2003             2002            2003             2002
                                                         ---------         ---------      ---------         ---------
      Stock options                                       537,993           41,054          573,690          208,942
                                                          =======           ======          =======          =======

      The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                                             Three Months Ended                 Six Months Ended
                                                         ---------------------------      ---------------------------
                                                         Sept. 26,         Sept. 27,      Sept. 26,         Sept. 27,
                                                            2003             2002            2003             2002
                                                         ---------         ---------      ---------         ---------
      Number of outstanding options                      7,451,043        9,420,728       7,401,043        8,219,274

      Average exercise price per share                   $   10.56        $    9.03       $   10.59        $    9.65

      The average exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on the applicable period end date.

14.   Accumulated other comprehensive income (loss)

      The components of other comprehensive income (loss) were as follows:

                                                             Three Months Ended                 Six Months Ended
                                                         ---------------------------      ---------------------------
                                                         Sept. 26,         Sept. 27,      Sept. 26,         Sept. 27,
                                                            2003             2002            2003             2002
                                                         ---------         ---------      ---------         ---------
      Net loss for the period                             $ (18.9)        $ (11.9)        $ (25.1)         $ (20.6)
      Other comprehensive income (loss):
      Realized net derivative (gains) losses on cash
           flow hedges                                       (0.1)           (1.5)             --             (1.4)
      Unrealized net derivative gains (losses) on
           cash flow hedges                                   0.3            (1.7)            0.4             (2.2)
      Change in cumulative translation adjustment              --            (5.8)             --              6.5
                                                          -------         -------         -------          -------
      Other comprehensive loss for the period             $ (18.7)        $ (20.9)        $ (24.7)         $ (17.7)
                                                          =======         =======         =======          =======

      The changes to accumulated other comprehensive loss for the six months ended September 26, 2003 were as follows:

                                                                 Realized and
                                                Cumulative      Unrealized Net
                                                Translation    Gain (Loss) on
                                                  Account        Derivatives        Total
                                                -----------    ----------------   ----------
      Balance, March 28, 2003                      $(32.4)           $(0.1)         $(32.5)
      Change during the three months
        ended June 27, 2003                            --              0.2             0.2
                                                   ------            -----          ------
      Balance, June 27, 2003                       $(32.4)           $ 0.1          $(32.3)
      Change during the three months
        ended September 26, 2003                       --              0.2             0.2
                                                   ------            -----          ------
      Balance, September 26, 2003                  $(32.4)           $ 0.3          $(32.1)
                                                   ======            =====          ======

      The Company recorded a decrease in other comprehensive loss in the six months ended September 26, 2003 (September 27, 2002 - $3.6) of $0.4 which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $0.3 of net derivative gain included in other comprehensive loss will be reclassified into earnings within the next four months.

15.   Other income (expense) (net)

                                                             Three Months Ended                     Six Months Ended
                                                      --------------------------------      -------------------------------
                                                      Sept. 26, 2003    Sept. 27, 2002      Sept. 26, 2003   Sept. 27, 2002
                                                      --------------------------------      -------------------------------
      Interest income                                       $0.3             $1.0                 $0.6                $1.9
      Foreign exchange gain (loss)                           0.1              2.0                 (0.9)                1.6
                                                      ---------------------------------     -------------------------------
      Other income (expense) (net)                          $0.4             $3.0                $(0.3)               $3.5
                                                      =================================     ===============================

16.   Information on business segments

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

      The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through ultra low-power communications solutions. The Network Communications business segment offers products that provide connectivity to the enterprise and metro sectors such as feeder, aggregation and transmission applications, and products that address the multi-protocol physical and network layers. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business provides ASIC solutions for applications such as pacemakers, hearing aids and portable instruments.

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

                                                       Network             Consumer       Ultra Low-Power   Unallocated
      Three Months Ended Sept. 26, 2003            Communications      Communications     Communications       Costs        Total
                                                   --------------      --------------     ---------------   -----------   --------
      Total external sales revenue                   $   25.0             $   13.8           $    7.8        $     --     $   46.6
      Amortization of buildings and equipment             1.9                  1.0                0.4              --          3.3
      Asset impairment and other                          3.0                  1.9                0.4              --          5.3
      Segment's operating loss                          (11.5)                (5.8)              (2.0)             --        (19.3)

                                                      Network             Consumer        Ultra Low-Power   Unallocated
      Three Months Ended Sept. 27, 2002            Communications      Communications     Communications       Costs        Total
                                                   --------------      --------------     ---------------   -----------   --------
      Total external sales revenue                   $   29.4             $   10.4           $    6.4        $     --     $   46.2
      Amortization of buildings and equipment             2.6                  0.6                0.1              --          3.3
      Stock compensation expense                           --                   --                 --             0.2          0.2
      Segment's operating loss                           (6.5)                (6.0)              (1.3)           (0.2)       (14.0)


                                                       Network             Consumer        Ultra Low-Power   Unallocated
      Six Months Ended Sept. 26, 2003               Communications      Communications     Communications       Costs        Total
                                                    --------------      --------------     ---------------   -----------   ---------
      Total external sales revenue                     $   54.3           $   27.2            $   18.8        $     --     $  100.3
      Amortization of buildings and equipment               3.7                2.1                 1.1              --          6.9
      Asset impairment and other                            3.0                1.9                 0.4              --          5.3
      Segment's operating loss                            (13.9)              (9.6)               (1.0)             --        (24.5)

                                                       Network             Consumer        Ultra Low-Power   Unallocated
      Six Months Ended Sept. 27, 2002               Communications      Communications     Communications       Costs        Total
                                                    --------------      --------------     ---------------   -----------   ---------
      Total external sales revenue                     $   57.8           $   23.0            $   13.4        $     --     $   94.2
      Amortization of buildings and equipment               5.1                1.2                 0.2                          6.5
      Stock compensation recovery                            --                 --                  --            (1.4)        (1.4)
      Segment's operating loss                            (11.8)             (11.1)               (1.3)            1.4        (22.8)

17.   Supplementary cash flow information

      The following table summarizes the Company's other non-cash changes in operating activities:

                                                             Three Months Ended                     Six Months Ended
                                                      --------------------------------      -------------------------------
                                                      Sept. 26, 2003    Sept. 27, 2002      Sept. 26, 2003   Sept. 27, 2002
                                                      --------------------------------      -------------------------------
     Cash provided by (used in)
     Loss on disposal of fixed assets                     $   0.1           $    --               $   0.1         $    --
     Foreign exchange gain on short-term investments           --              (1.8)                   --            (1.5)
     Change in pension liabilities                            0.5                --                   1.6              --
     Impairment of fixed assets                               4.7                --                   4.7              --
     Provision for excess space under lease contract          0.6                --                   0.6              --
                                                      ---------------------------------------------------------------------
   Other non-cash changes in operating activities         $   5.9           $  (1.8)              $   7.0         $  (1.5)
                                                      =====================================================================

18.   Subsequent event

      On October 16, 2003, the Company announced reduced spending primarily in its Network Communications segment. The Company expects to record additional charges of approximately $4.5 in the third quarter of Fiscal 2004, related to reducing its global workforce by approximately 5%.

19.   Comparative figures

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


The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and six months ended September 26, 2003, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 28, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 26, 2003

  Summary of Results from Operations                         Three Months Ended        Six Months Ended
                                                           -----------------------   ----------------------
                                                           Sept. 26,     Sept. 27,   Sept. 26,    Sept. 27,
  (millions of U.S. dollars, except per share amounts)       2003           2002        2003        2002
                                                           ---------     ---------   ---------    ---------
Consolidated revenue                                       $  46.6      $  46.2      $ 100.3      $  94.2
   Network Communications segment revenue                     25.0         29.4         54.3         57.8
   Consumer Communications segment revenue                    13.8         10.4         27.2         23.0
   Ultra Low-Power Communications segment revenue              7.8          6.4         18.8         13.4

Operating loss                                               (19.3)       (14.0)       (24.5)       (22.8)
   Network Communications segment operating loss             (11.5)        (6.5)       (13.9)       (11.8)
   Consumer Communications segment operating loss             (5.8)        (6.0)        (9.6)       (11.1)
   Ultra Low-Power Communications segment operating loss      (2.0)        (1.3)        (1.0)        (1.3)
   Unallocated recoveries (costs)                               --         (0.2)          --          1.4

Net loss for the period                                      (18.9)       (11.9)       (25.1)       (20.6)
Net loss per common share - basic and diluted                (0.15)       (0.10)       (0.20)       (0.17)
Weighted average common shares outstanding - millions        127.3        127.2        127.3        126.9

Revenue in the second quarter of Fiscal 2004 was $46.6, an increase of 1% from the second quarter of Fiscal 2003. Revenue in the first six months of Fiscal 2004 was $100.3, an increase of 6% from the first six months of Fiscal 2003. The market continues to pose challenges as semiconductor sales volumes continue to be affected by the prolonged downturn impacting the semiconductor industry. The Company experienced lower sequential bookings in the second quarter of Fiscal 2004, in excess of that expected with normal seasonal trends for lower shipments through the summer months. Booking levels improved late in the second quarter, and remain above those levels experienced during the same period in Fiscal 2003.

In the second quarter of Fiscal 2004, the Company recorded a net loss, after preferred share dividends, of $19.4, or $0.15 per share. This compares to a net loss, after preferred share dividends, of $12.4, or $0.10 per share, in the second quarter of Fiscal 2003.

For the six months ended September 26, 2003, the Company recorded a net loss, after preferred share dividends, of $26.1, or $0.20 per share. This compares to a net loss, after preferred share dividends, of $21.6, or $0.17 per share, for the six months ended September 27, 2002.

The Company implemented further cost reductions in the second quarter of Fiscal 2004 in efforts to outsource programs and streamline operations. During the quarter, the Company incurred $3.4 of expenses related to reducing its global workforce by approximately 120 employees across all regions and business units. The Company also recorded a charge related to excess space under lease contract of $0.6 as a result of restructuring activities implemented during the quarter. In addition, the Company recorded an impairment loss on fixed assets of $4.7 as a result of a review of the ongoing usage of certain assets of the Company.

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

Network Communications

                                                   Three Months Ended            Six Months Ended
     Network Communications                    Sept. 26,        Sept. 27,      Sept. 26,     Sept. 27,
     (millions of U.S. dollars)                   2003            2002            2003          2002
                                               ---------        ---------      ---------     ----------
Revenue:
                                                $  25.0          $  29.4        $  54.3       $  57.8
                                                =======          =======        =======       =======
As a % of total revenue                              54%              64%            54%           61%

Operating loss                                  $ (11.5)         $  (6.5)       $ (13.9)      $ (11.8)
                                                =======          =======        =======       =======

Zarlink's Network Communications segment specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed internet systems, switching systems, and subscriber access systems. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for the second quarter of Fiscal 2004 totaled $25.0, down 15% from the second quarter of Fiscal 2003. During the first six months of Fiscal 2004 revenue decreased to $54.3, down 6% from the same period in Fiscal 2003. Reduced capital spending in the market continues to impact demand by networking companies. Revenue declines were a result of decreased revenue from the Company's packet switching, packet processing, and specialty products, predominately in the Asia Pacific region.

The segment's operating loss declined to $13.9 in the first six months of Fiscal 2004 from an operating loss of $11.8 in the first six months of Fiscal 2003, due primarily to asset impairments and other costs incurred in the second quarter of Fiscal 2004, partially offset by cost control initiatives and improved margins on a stronger mix of products sold. During the first half of Fiscal 2004, the Network Communications segment has incurred asset impairment and other costs of $3.0 and approximately $0.6 of severance costs related to its direct R&D initiatives, as it implemented cost control initiatives.

Consumer Communications

                                                   Three Months Ended             Six Months Ended
Consumer Communications                        Sept. 26,        Sept. 27,      Sept. 26,     Sept. 27,
(millions of U.S. dollars)                       2003            2002            2003           2002
                                               ---------        ---------      ---------     ---------
Revenue:
                                                $  13.8          $  10.4        $  27.2       $  23.0
                                                =======          =======        =======       =======
As a % of total revenue                              29%              22%            27%           25%

Operating loss                                  $  (5.8)         $  (6.0)       $  (9.6)      $ (11.1)
                                                =======          =======        =======       =======

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, terrestrial and satellite set-top boxes and digital TV).

Revenue for the second quarter of Fiscal 2004 totaled $13.8, up 33% from the second quarter of Fiscal 2003. During the first six months of Fiscal 2004, revenue increased 18% over the same period in Fiscal 2003, to $27.2, principally as a result of improved shipments of the Company's tuners and demodulators.

The segment's operating loss decreased to $9.6, in the first six months of Fiscal 2004 from an operating loss of $11.1 in the same period of Fiscal 2003, due principally to improved revenues, partially offset by asset impairment and other costs of $1.9 and cost control initiatives, where it incurred approximately $0.2 in R&D specific severance costs during the period.

Ultra Low-Power Communications

                                                   Three Months Ended            Six Months Ended
Ultra Low-Power Communications                 Sept. 26,        Sept. 27,      Sept. 26,     Sept. 27,
(millions of U.S. dollars)                        2003            2002            2003          2002
                                               ---------        ---------      ---------     ---------
Revenue:
                                                $   7.8          $   6.4        $  18.8      $  13.4
                                                =======          =======        =======      =======
As a % of total revenue                              17%              14%            19%          14%

Operating loss                                  $  (2.0)         $  (1.3)       $  (1.0)     $  (1.3)
                                                =======          =======        =======      =======

Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as cardiac pacemakers, hearing aids, portable instruments and personal area communications devices.

Revenue for the second quarter of Fiscal 2004 totaled $7.8, up 22% from the second quarter of Fiscal 2003. During the first six months of Fiscal 2004, revenue increased 40% over the same period in Fiscal 2003, to $18.8, due mainly to increases in the sale of hearing aid components. Revenue improvements were also realized on the Company's pacemaker circuits.

The segment's operating loss improved to $1.0, in the first six months of Fiscal 2004 from an operating loss of $1.3 in the same period of Fiscal 2003, due principally to a more favorable product mix and cost control initiatives, inclusive of approximately $0.2 in severance costs during the period related to its R&D spending, but partially offset by asset impairments and other costs of $0.4 recorded during the second quarter of Fiscal 2004.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                            Three Months Ended                                Six Months Ended
                                 -------------------------------------------     ------------------------------------------
                                 Sept. 26,    % of      Sept. 27,      % of      Sept. 26,    % of      Sept. 27,      % of
(millions of U.S. dollars)         2003       Total       2002         Total       2003       Total       2002        Total
                                 ---------    -----     ---------      -----     ---------    -----     ---------     -----
Revenue:
Asia / Pacific                    $ 17.7        38%       $ 18.0         39%      $ 40.2        40%       $ 34.7        37%
Europe                              13.7        29%         14.7         32%        30.5        30%         31.0        33%
United States                       10.6        23%          9.9         21%        22.9        23%         19.7        21%
Canada                               2.3         5%          2.3          5%         3.9         4%          6.5         7%
Other Regions                        2.3         5%          1.3          3%         2.8         3%          2.3         2%
                                  ------      ----        ------       ----       ------      ----        ------      ----
Total                             $ 46.6       100%       $ 46.2        100%      $100.3       100%       $ 94.2       100%
                                  ======      ====        ======       ====       ======      ====        ======      ====


Asia/Pacific

Asia/Pacific sales decreased by 2% during the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003, but continue to represent the largest geographic segment of customer revenues. The decline in regional sales was primarily within the Network Communications segment during the quarter. During the first six months of Fiscal 2004, sales increased by 16% compared to the same period in Fiscal 2003. Increases were driven primarily from the Consumer Communication segment, with moderate improvements from the Ultra Low-Power Communications segment.

Europe

European sales decreased by 7% in the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003. For the first six months of Fiscal 2004, sales decreased by 2% compared to the first six months of Fiscal 2003 due to declines in the revenues from the Consumer Communications segments offset by improved revenues in the Network and Ultra Low-Power Communications segments.

United States

Sales to customers in the United States increased by 7% during the second quarter of Fiscal 2004 compared to the second quarter of Fiscal 2003. For the first six months of Fiscal 2004, sales increased by 16% compared to the same period in Fiscal 2003. The increase was due primarily to improved Ultra Low-Power and Consumer Communications product sales.

Canada

Canadian sales in the second quarter of Fiscal 2004 were in line with the same period in Fiscal 2003. During the first six months of Fiscal 2004, sales to Canadian customers decreased by 40% compared to the same period in Fiscal 2003 due to lower Network Communications segment sales.

GROSS MARGIN

                                     Three Months Ended       Six Months Ended
                                    --------------------   ---------------------
(millions of U.S. dollars)          Sept. 26,  Sept. 27,   Sept. 26,   Sept. 27,
                                      2003       2002        2003        2002
                                    ---------  ---------   ---------   ---------
Gross Margin                          $19.4      $20.7        $45.0      $42.8

As a percentage of revenue               42%        45%          45%       45%

Gross margin decreased by three percentage points in the second quarter of Fiscal 2004 compared to the same period in Fiscal 2003. The decrease in margin was a result of lower than expected sales volumes and increasing price pressure on products in the Consumer Communication segment. Also included in the gross margin during the quarter was approximately $0.6 of severance costs related to the restructuring activities implemented this period.

Gross margin of 45% in the first six months of Fiscal 2004 was consistent with the same period in Fiscal 2003. During the first half of Fiscal 2004, the Company continued its effort to lower overall manufacturing costs, as it incurred approximately $0.7 of severance costs during the period.

OPERATING EXPENSES

Research and Development ("R&D")

                                     Three Months Ended       Six Months Ended
                                    --------------------   ---------------------
(millions of U.S. dollars)          Sept. 26,  Sept. 27,   Sept. 26,   Sept. 27,
                                      2003       2002        2003        2002
                                    ---------  ---------   ---------   ---------

R&D Expenses                          $19.2      $22.9        $38.4      $43.3

As a percentage of revenue               41%        50%          38%        46%

R&D expenses decreased by 16%, or $3.7, in the second quarter of Fiscal 2004 from the same period in Fiscal 2003. During the first six months of Fiscal 2004, R&D expenses decreased by 11%, or $4.9 compared to the same period in Fiscal 2003, primarily due to the timing of certain material spending and cost reduction initiatives implemented in the second quarter of Fiscal 2004. During the three and six month periods ended September 26, 2003, severance costs of $1.0 were incurred. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near- and medium-term revenue. Management expects that R&D spending will decrease over the balance of Fiscal 2004 as a result of optimizing electronic design automation and cost control.

The Company continued its investment in research and development to develop and launch new products, with 11 new products being released in the second quarter of Fiscal 2004, bringing the year to date total to 22 new product launches.

The  impact  of new  products  on  revenue  in the year of  introduction  is not
normally   significant.   However,   management   believes   that  new   product
introductions are critical to supporting future revenue growth.

In the Network Communications product line, R&D activities focused on the following areas:

      o Time Division Multiplex ("TDM") Switching - Solutions to set new industry standards for channel density, levels of integration, feature sets and power density for enterprise, edge and metro segments;

      o Network Timing and Synchronization - Digital and Analog Phase Lock Loops ("PLL") solutions for T1/E1 to SONET/SDH equipment requiring accurate and standards driven timing and synchronization;

      o Voice Processing Solutions - Low, medium and high-density voice echo cancellation solutions meeting G.168 standards for wireless, wired and enterprise segments;

      o TDM to IP Processing Solutions - Meeting network convergence with TDM to IP processing solutions for applications requiring Circuit Switched Traffic over Packet Domains;

      o Ethernet Switching - Fast Ethernet (FE) to Gigabit Ethernet ("GbE") switching for communication backplanes and linecards;

      o Analog and Mixed Signal Solutions - Timing, Synthesizers, Interface drivers, ADSL drivers and High Speed Amplifiers products for wired and wireless applications; utilizing our analog/mixed-signal expertise; and

      o Very Short Reach ("VSR") parallel optical solutions targeted at terabit speeds and higher.

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

Selling and Administrative ("S&A")

                                     Three Months Ended       Six Months Ended
                                    --------------------   ---------------------
(millions of U.S. dollars)          Sept. 26,  Sept. 27,   Sept. 26,   Sept. 27,
                                      2003       2002        2003        2002
                                    ---------  ---------   ---------   ---------
S&A Expenses                          $14.2      $11.6       $25.8       $23.7

As a percentage of revenue               30%        25%         26%         25%

In the second quarter of Fiscal 2004, S&A expenses increased by $2.6, or 22% compared to the second quarter of Fiscal 2003, principally as a result of cost reduction activities implemented during the quarter. S&A expenses in the second quarter of Fiscal 2004 included approximately $1.8 of severance charges. The Company anticipates a reduction in S&A expenses during the third quarter of Fiscal 2004, as a result of these cost reduction activities.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs. In prior years, the Company also recorded stock compensation expense arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Incorporated, which was acquired in July 2000.

During the three and six months ended September 26, 2003, there was no stock compensation recorded, as the intrinsic value of options under the exchange program was nil. During the three months ended September 27, 2002, the Company recorded a stock compensation expense of $0.2 (six months ended September 27, 2002 - recovery of $1.4) related to the amortization of intrinsic value of unexercised stock options modified by the option exchange programs, net of the vesting of restricted stock. No further stock compensation expense will be recorded related to the formerly restricted shares.

OTHER INCOME (EXPENSE)

Other income (expense) was comprised of interest income and foreign exchange gains and losses.

Interest income was $0.3 for the three months ended September 26, 2003 as compared to $1.0 in the same period of Fiscal 2003. During the first six months of Fiscal 2004, interest income was $0.6 as compared to $1.9 in the first six months of Fiscal 2003. The decreases were mainly due to reduced average cash balances and lower interest rates in Fiscal 2004.

Foreign exchange gains in the second quarter of Fiscal 2004 amounted to $0.1 as compared to gains of $2.0 for the same period in Fiscal 2003. During the six months ended September 26, 2003, foreign exchange losses amounted to $0.9 as compared to a gain of $1.6 for the six months ended September 27, 2002. In Fiscal 2004, net losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates. In Fiscal 2003, the foreign exchange gains were related to gains realized on short-term investments held in currencies other than the functional currency of the parent company, and according to month-end foreign exchange rates.

INTEREST EXPENSE

Interest expense was $0.3 for the three months ended September 26, 2003, compared with $0.3 for the second quarter of Fiscal 2003. During the first half of Fiscal 2004, interest expense was $0.3, compared with $0.4 for the first six months of Fiscal 2003. The interest expense relates primarily to the Company's capital leases.

INCOME TAXES

An income tax recovery of $0.3 was recorded for the second quarter of Fiscal 2004, as a result of a recovery of domestic income taxes, partially offset by capital taxes, compared with an expense of $0.6 for the corresponding period in Fiscal 2003. During the six months ended September 26, 2003, income tax expense was nil, compared with an expense of $0.9 for the first six months of Fiscal 2003.

The Company has a valuation allowance against its deferred tax assets at September 26, 2003 of $127.6, (March 28, 2003 - $106.0). The increase relates mainly to losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

NET LOSS

The Company recorded a net loss, after preferred share dividends, of $19.4, or $0.15 per share, in the second quarter of Fiscal 2004. This compares to a net loss, after preferred share dividends, of $12.4, or $0.10 per share, in the same period in Fiscal 2003. For the six months ended September 26, 2003, the Company recorded a net loss, after preferred share dividends, of $26.1, or $0.20 per share, as compared to $21.6 or $0.17 per share in the first six months of Fiscal 2003.

The net loss for the three and six month periods ended September 26, 2003, were primarily a result of low revenues, caused by the continued downturn in the semiconductor industry, combined with severance and asset impairment charges incurred upon implementation of cost cutting initiatives during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

At September 26, 2003, cash, cash equivalents, short-term investments and restricted cash balances totaled $97.2, down from $119.2 at March 28, 2003. Cash and cash equivalents at September 26, 2003, included in the amount above, totaled $56.4 (March 28, 2003 - $23.5).

Cash used in operations before working capital changes amounted to $11.2 during the first six months of Fiscal 2004, as compared to $16.4 used in the first six months of Fiscal 2003. Cash used in operations included various one-time costs, including severance payments, associated with the restructuring activities implemented during the quarter. Since March 28, 2003, the Company's working capital increased by $6.3, mainly as a result of increases in accounts receivable of $5.6, other prepaid expenses totaling $2.7, a reduction in accounts payable and other accrued liabilities totaling $0.1 and deferred credits of $0.2. The increase in accounts receivable was a result of the timing of sales late in the quarter, resulting in the cash inflow not occurring until the third quarter of Fiscal 2004. The increase in other prepaid expenses was due to scheduled payments for insurance and other annual payments. These increases in working capital were partially offset by a reduction in inventories of $2.3 over the first half of the year. Management expects to further draw down inventory levels through the remainder of Fiscal 2004 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital decreased by $2.5 during the first six months of Fiscal 2003, mainly as a result of reductions in inventories and improved cash collections against trade receivables.

Cash  provided  from  investing  activities  was $51.7 for the six months  ended
September 26, 2003, primarily from matured short-term investments totaling $139.3, offset by purchases of short-term investments of $85.0. Cash balances were reduced by purchases of fixed and other assets amounting to $3.2 during the first six months of the year, offset by proceeds from disposal of fixed assets of $0.6. The fixed asset additions were primarily related to continuing improvements to existing test equipment and the Company's information technology resources. Management expects quarterly capital spending to remain flat through the rest of Fiscal 2004 in comparison to the first six months of Fiscal 2004. Cash provided by investing activities for the first six months of Fiscal 2003 was $12.1. Net proceeds from the sale of short-term investments in the amount of $16.4 contributed to the net cash inflow, offset by net purchases of fixed and other assets of $4.3. The fixed asset additions were primarily related to design tools and continuing improvements to information technology resources.

Cash used in financing activities during the first six months of Fiscal 2004 was $1.3. The use of cash was primarily the result of repayment of $0.4 of capital leases, the repurchase of $0.5 of the Company's redeemable preferred shares, and the payment of $1.0 for dividends on the preferred shares. These cash outflows were partially offset by a reduction of the hypothecation of cash under letters of credit. Cash used in financing activities in the first six months of Fiscal 2003 was $2.3. The use of cash was primarily the result of the repayment of $1.4 of capital lease liabilities, the repurchase of $0.4 of preferred shares, and the payment of $1.0 for dividends on the preferred shares, offset by $0.5 of new common shares issued from exercised stock options.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately $2.3 later in Fiscal 2004 after the final adjustments are calculated.

During the first six months of Fiscal 2004, the Company declared and paid dividends of $1.0 on its redeemable preferred shares based on a cumulative $0.74 (Cdn$1.00) per share dividend. In addition, the Company purchased 27,800 preferred shares under its purchase obligation during this period. As at September 26, 2003, the Company has repurchased 5,900 preferred shares that had not yet been cancelled by the transfer agent.

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

In addition to cash, cash equivalents, short-term investment and restricted cash balances of $97.2 as at September 26, 2003, the Company had a revolving global credit facility of approximately $18.5 (Cdn$25.0), of which $5.6 in letters of credit were outstanding. Accordingly, the Company had unused and available demand bank lines of credit totaling $12.9 as at September 26, 2003. Cash and cash equivalents totaling $5.6 were hypothecated under the credit facility to cover outstanding letters of credit. As a result of the restructuring and impairment losses recorded in the second quarter of Fiscal 2004, the Company did not meet a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility. A waiver was obtained from the bank in respect of the financial covenant, and subsequent to the quarter ended September 26, 2003, the Company has cancelled the operating line component of the revolving global credit facility. As a result of this change the Company will operate with a credit facility of approximately $9.2 (Cdn$12.5), available for letters of credit. The financial covenant with respect to shareholder's equity has also been modified under the new agreement. The credit facility is subject to periodic review, including the determination of financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

BACKLOG

                                                     As at
                               -------------------------------------------------
(millions of U.S. dollars)     Sept. 26, 2003    June 27, 2003    March 28, 2003
                               --------------    -------------    --------------
90 Day Backlog                     $ 27.5            $ 31.5           $ 36.9

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

Backlog decreased from the prior quarter due to reduced bookings across the Consumer and Ultra Low-Power segments, partially offset by a sequential improvement in bookings in the Network Communications segment. Bookings continue to be affected by the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

The comparative backlog amounts have been adjusted to reflect the Company's revised methodology of applying distributor stock rotations and allowances against distributor orders at the time of booking. The revised methodology better matches order backlog with the net sales recorded at the time of shipment.

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

Recently Issued Accounting Standards

On April 30, 2003, the FASB issued Statement of Financial Accounting Standard No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance will be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standard No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement clarifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the statements of financial position, whereas previously such instruments may have been classified as equity or as temporary equity. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial statements.

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

Foreign Exchange Risk. The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar, the U.K. pound sterling, and the Swedish Krona. At September 26, 2003, there were unrealized gains of $0.3 on the forward contracts relating to Fiscal 2004. The unrealized gain is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on September 26, 2003, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at September 26, 2003, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 26, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.1  Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant To
      Section 302(a) of The Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

31.2  Certification  Pursuant to 18 U.S.C.  Section 1350, As Adopted Pursuant To
      Section 302(a) of The Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

99.1  Selected  Consolidated   Financial  Statements  in  U.S.  Dollars  and  in
      accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

  Date of Filing           Description
--------------------------------------------------------------------------------
July 16, 2003         Press Release: "Financial Results for the Quarter Ended
                      June 27, 2003"
September 23, 2003    Press Release: "Zarlink Revises Guidance for Second
                      Quarter Fiscal 2004"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

Name                            Title                      Date
--------------------------      ----------------------     ---------------------

/s/ SCOTT MILLIGAN
------------------------
Scott Milligan                  Senior Vice President of   October 24, 2003
                                Finance and Chief
                                Financial Officer
                                (Principal Financial
                                and Accounting
                                Officer)

                                  EXHIBIT INDEX

Exhibit
Number                     Description                               Page
-------  ----------------------------------------------------    -------------

 31.1    Certification Pursuant to 18 U.S.C. Section 1350, As         27
         Adopted Pursuant To Section 302(a) of The
         Sarbanes-Oxley Act of 2002, President and Chief
         Executive Officer

 31.2    Certification Pursuant to 18 U.S.C. Section 1350, As         28
         Adopted Pursuant To Section 302(a) of The
         Sarbanes-Oxley Act of 2002, Senior Vice President of
         Finance and Chief Financial Officer

 32.1    Certification Pursuant to Section 906 of the                 29
         Sarbanes-Oxley Act of 2002, President and Chief
         Executive Officer

 32.2    Certification Pursuant to Section 906 of the                 30
         Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

 99.1    Selected Consolidated Financial Statements in U.S.           31
         Dollars and in accordance with Canadian Generally
         Accepted Accounting Principles

 99.2    Management's Discussion and Analysis of                      42
         Financial Condition and Results of  Operations -
         Canadian Supplement