Form 10-Q
period 2003-12-26
ZARLINK SEMICONDUCTOR INC
filed 2004-02-06
CIK 352435

http://www.zarlink.com

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 2003

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

As at January 30, 2004 there were 127,276,474 Common Shares of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION.................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................3
              Consolidated Balance Sheets......................................3
              Consolidated Statements of Loss (Unaudited)......................4
              Consolidated Statements of Cash Flows (Unaudited)................5
              Notes to the Consolidated Financial Statements...................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........27

ITEM 4.  CONTROLS AND PROCEDURES..............................................27

PART II - OTHER INFORMATION...................................................28

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................28

Signatures....................................................................28

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                      December 26,     March 28,
                                                          2003           2003
                                                      ------------     ---------
                                                       (Unaudited)     (Note 1)
ASSETS
Current assets:
  Cash and cash equivalents                             $   18.6      $   23.5
  Short-term investments                                    59.7          89.5
  Restricted cash                                            9.5           6.2
  Trade accounts receivable, less allowance for
    doubtful accounts of $0.5 (March 28, 2003 - $1.1)       29.4          20.3
  Other receivables                                          2.9           4.2
  Note receivable - net of deferred gain of $16.8
    (March 28, 2003 - $15.8)                                 0.1            --
  Inventories                                               23.6          24.0
  Deferred income tax assets - net                           1.2           1.0
  Prepaid expenses and other                                10.1           7.3
                                                        --------      --------
                                                           155.1         176.0
Fixed assets - net                                          43.3          56.4
Deferred income tax assets - net                            11.7          10.4
Other assets                                                 4.5           4.7
Note receivable - net of deferred gain of $16.8
  (March 28, 2003 - $15.8)                                    --           0.1
                                                        --------      --------
                                                        $  214.6      $  247.6
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                $   18.0      $   10.1
  Employee-related accruals                                 11.6          15.5
  Income and other taxes payable                            14.0          13.0
  Provisions for exit activities                             3.9           4.2
  Other accrued liabilities                                 10.8          12.6
  Deferred credits                                           1.0           1.1
  Current portion of long-term debt                          0.2           0.6
                                                        --------      --------
                                                            59.5          57.1
Long-term debt                                               0.1           0.2
Pension liabilities                                         17.1          14.3
Deferred income tax liabilities - net                        2.2           2.0
                                                        --------      --------
                                                            78.9          73.6
                                                        --------      --------
Redeemable preferred shares, unlimited shares
  authorized; 1,377,400 shares issued and
  outstanding (March 28, 2003 - 1,451,600)                  17.6          18.9
                                                        --------      --------
Commitments (Note 11)

Shareholders' equity:
  Common shares, unlimited shares authorized;
    no par value; 127,275,933 shares issued and
    outstanding (March 28, 2003 - 127,265,316)             768.3         768.3
  Additional paid-in capital                                 2.2           2.1
  Deficit                                                 (620.7)       (582.8)
  Accumulated other comprehensive loss                     (31.7)        (32.5)
                                                        --------      --------
                                                           118.1         155.1
                                                        --------      --------
                                                        $  214.6      $  247.6
                                                        ========      ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                     Three Months Ended          Nine Months Ended
                                                   ----------------------      ----------------------
                                                   Dec. 26,      Dec. 27,      Dec. 26,      Dec. 27,
                                                    2003          2002           2003          2002
                                                   ------        ------         ------        ------
Revenue                                            $ 47.0        $ 46.8         $147.3        $141.0
Cost of revenue                                      26.0          25.6           81.3          77.0
                                                   ------        ------         ------        ------
Gross margin                                         21.0          21.2           66.0          64.0
                                                   ------        ------         ------        ------
Expenses:
  Research and development                           19.5          23.5           57.9          66.8
  Selling and administrative                         11.8          11.8           37.6          35.6
  Asset impairment and other                          1.7            --            7.0            --
  Stock compensation expense (recovery)               0.1            --            0.1          (1.4)
                                                   ------        ------         ------        ------
                                                     33.1          35.3          102.6         101.0
                                                   ------        ------         ------        ------
Loss from operations                                (12.1)        (14.1)         (36.6)        (37.0)
Other income (expense) - net                         (0.2)          1.0           (0.5)          4.5
Interest expense                                     (0.3)         (0.3)          (0.6)         (0.7)
                                                   ------        ------         ------        ------
Loss before income taxes                            (12.6)        (13.4)         (37.7)        (33.2)
Income tax (expense) recovery                         1.4          (0.3)           1.4          (1.2)
                                                   ------        ------         ------        ------
Net loss for the period                            $(11.2)       $(13.7)        $(36.3)       $(34.4)
                                                   ======        ======         ======        ======
Net loss attributable to common shareholders
 after preferred share dividends                   $(11.8)       $(14.2)        $(37.9)       $(35.9)
                                                   ======        ======         ======        ======
Net loss per common share:
      Basic and diluted                            $(0.09)       $(0.11)        $0.30)        $(0.28)
                                                   ======        ======         ======        ======
Weighted average number of common shares
  outstanding (millions):
      Basic and diluted                             127.3         127.2          127.3         127.0
                                                   ======        ======         ======        ======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                     Three Months Ended           Nine Months Ended
                                                                   ----------------------       ----------------------
                                                                   Dec. 26,      Dec. 27,       Dec. 26,       Dec. 27,
                                                                    2003          2002            2003           2002
                                                                   ------        ------          ------         ------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss for the period                                          $(11.2)       $ (13.7)       $ (36.3)       $ (34.4)
  Depreciation of fixed assets                                        2.8            3.1            9.7            9.6
  Amortization of other assets                                        0.4            0.3            1.2            0.9
  Other non cash changes in operating activities                      2.3           (0.5)           9.3           (2.0)
  Stock compensation expense (recovery)                               0.1             --            0.1           (1.4)
  Deferred income taxes                                              (0.4)           0.1           (1.2)           0.1
  Decrease (increase) in working capital
      Trade accounts and other receivables                           (2.8)           3.9           (8.4)           6.4
      Inventories                                                    (1.8)           5.6            0.5           12.9
      Prepaid expenses and other                                      0.2            1.6           (2.5)           3.6
      Trade accounts payable and other accrued liabilities            2.8           (5.8)           2.7          (20.3)
      Deferred credits                                                0.3            3.7            0.1            4.0
                                                                   ------        -------        -------        -------
Total                                                                (7.3)          (1.7)         (24.8)         (20.6)
                                                                   ------        -------        -------        -------
Investing activities:
      Purchased short-term investments                              (59.7)        (103.1)        (144.7)        (252.7)
      Matured short-term investments                                 35.2           62.3          174.5          228.3
      Proceeds from disposal of fixed and other assets                0.2             --            0.8            0.4
      Expenditures for fixed and other assets                        (1.5)          (1.4)          (4.7)          (5.7)
      Increase in long-term investments                                --             --             --           (0.4)
      Proceeds from sale of long-term investments                     0.6            4.2            0.6            4.2
                                                                   ------        -------        -------        -------
Total                                                               (25.2)         (38.0)          26.5          (25.9)
                                                                   ------        -------        -------        -------
Financing activities:
      Repayment of capital lease liabilities                         (0.1)          (0.4)          (0.5)          (1.8)
      Payment of dividends on preferred shares                       (0.6)          (0.5)          (1.6)          (1.5)
      Issue of common shares                                           --             --             --            0.5
      Repurchase of preferred shares                                 (0.7)          (0.9)          (1.2)          (1.3)
      Increase in hypothecation of cash under letters
      of credit                                                      (3.9)            --           (3.3)            --
                                                                   ------        -------        -------        -------
Total                                                                (5.3)          (1.8)          (6.6)          (4.1)
                                                                   ------        -------        -------        -------
Effect of currency translation on cash and cash equivalents            --            1.4             --            2.8
                                                                   ------        -------        -------        -------

Decrease in cash and cash equivalents                               (37.8)         (40.1)          (4.9)         (47.8)

Cash and cash equivalents, beginning of period                       56.4           67.9           23.5           75.6
                                                                   ------        -------        -------        -------
Cash and cash equivalents, end of period                           $ 18.6        $  27.8        $  18.6        $  27.8
                                                                   ======        =======        =======        =======

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1.   Basis of presentation

     These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. ("Zarlink" or the "Company") in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 26, 2003, and the results of operations and cash flows of the Company for the three and nine month periods ended December 26, 2003 and December 27, 2002, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Separate Canadian GAAP financial statements are also prepared and presented to shareholders.

     The balance sheet at March 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 28, 2003. The Company's fiscal year-end is the last Friday in March.

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

     In January 2003, the FASB issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity's expected losses or to receive a majority of the entity's expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Company has not yet evaluated the impact of this new pronouncement on its financial position or results of operations.

     In December 2003 the FASB published a revision to Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers Disclosures about Pensions and Other Postretirement Benefits". The revision requires additional disclosure, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Most of the guidance in the revision to SFAS 132 relating to domestic plans is effective for year ends after December 15, 2003, and the guidance relating to foreign plans is effective for year ends after June 15, 2004. The requirements pertaining to interim periods are effective for quarters beginning after December 15, 2003. The adoption of the revision to SFAS 132 is not expected to have a material impact on the Company's financial position or results of operations.

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

                                                        Three Months Ended           Nine Months Ended
                                                      ----------------------       ----------------------
                                                      Dec. 26,      Dec. 27,       Dec. 26,      Dec. 27,
                                                       2003          2002            2003          2002
                                                      ------        ------          ------        ------
     Net loss, as reported                            $(11.2)       $(13.7)        $(36.3)       $(34.4)
     Adjustments:
        Stock compensation expense (recovery) as         0.1            --            0.1          (1.4)
        reported
        Pro forma stock compensation expense            (3.4)         (3.3)          (9.6)        (10.0)
                                                      ------        ------         ------        ------
     Pro forma net loss                               $(14.5)       $(17.0)        $(45.8)       $(45.8)
                                                      ------        ------         ------        ------
     Net loss per common share, as reported
        Basic and diluted                             $(0.09)       $(0.11)        $(0.30)       $(0.28)
                                                      ------        ------         ------        ------
     Pro forma net loss per common share:
        Basic and diluted                             $(0.12)       $(0.14)        $(0.37)       $(0.37)
                                                      ------        ------         ------        ------

     Based upon the fair value method of accounting for stock compensation expense, the pro forma net loss for the three and nine months ended
     December 26, 2003, was increased by $3.3 and $9.5, respectively, as compared to the net loss, as reported (three and nine months ended December 27, 2002, $3.3 and $11.4, respectively).


     Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three and nine month fiscal periods ended December 26, 2003 and December 27, 2002:

                                                             Three Months Ended            Nine Months Ended
                                                           ----------------------        ----------------------
                                                            Dec. 26,      Dec. 27,       Dec. 26,      Dec. 27,
                                                             2003          2002            2003          2002
                                                            ------        ------          ------        ------
       Weighted  average fair value price of the
          options  granted during the quarter               $  1.50      $  1.19          $  1.74      $  1.82

       Risk free interest rate                                3.26%        3.45%            3.15%        3.82%
       Dividend yield                                           Nil          Nil              Nil          Nil
       Volatility factor of the expected market
         price of the Company's common stock                  0.701        0.673            0.692        0.622
       Weighted average expected life of the options      3.3 years    3.1 years        3.3 years    3.1 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

5.   Inventories

                                                      Dec. 26,        March 28,
                                                        2003             2003
                                                      -------         --------
     Raw materials                                    $   2.4         $   2.6
     Work-in-process                                     17.0            18.3
     Finished goods                                       4.2             3.1
                                                      -------         -------
                                                      $  23.6         $  24.0
                                                      =======         =======

6.   Fixed assets

                                                      Dec. 26,       March 28,
                                                        2003           2003
                                                      -------        --------
     Cost                                             $ 164.3         $ 163.7
     Accumulated depreciation                           121.0           107.3
                                                      -------         -------
                                                      $  43.3         $  56.4
                                                      =======         =======

     The Company recorded an impairment loss on fixed assets of $1.4 and $6.1, respectively, during the three and nine months ended December 26, 2003, as a result of a review of the ongoing usage of the Company's testing equipment and enterprise resource planning system.

7.   Other assets

                                                      Dec. 26,       March 28,
                                                        2003           2003
                                                      -------        --------
     Patents, trademarks, and other intangible
       assets:
       Cost                                           $  10.8         $   9.5
       Accumulated amortization                          (6.3)           (5.0)
                                                      -------         -------
       Patents, trademarks, and other intangible
         assets - net                                     4.5             4.5
     Other                                                 --             0.2
                                                      -------         -------
                                                      $   4.5         $   4.7
                                                      =======         =======

     The amortization of patents, trademarks and other intangible assets amounted to $0.4 and $1.2, respectively, for the three and nine months ended December 26, 2003 (three and nine months ended December 27, 2002 - $0.3 and $0.9, respectively).

8.       Note receivable

                                                      Dec. 26,       March 28,
                                                        2003           2003
                                                      -------        --------
         Note receivable, non-interest bearing          $16.9        $   15.9
         Less: Deferred gain                            (16.8)          (15.8)
                                                      -------         -------
                                                          0.1             0.1
         Less: current portion                           (0.1)             --
                                                      -------         -------
                                                      $    --         $   0.1
                                                      =======         =======

     Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG, the first payment of $10.0 against the discounted note receivable is due in June 2004 with the final payment of $8.0 due in March 2005.

9.   Provisions for exit activities

                                                      Dec. 26,       March 28,
                                                        2003           2003
                                                      -------        --------
     Restructuring provisions                         $   3.3         $   2.9
     Provision for disposal of discontinued
       operations                                          --             0.1
     Provision for disposal of foundry businesses         0.6             1.2
                                                      -------         -------
                                                      $   3.9         $   4.2
                                                      =======         =======

     During  the  second  and  third   quarters  of  Fiscal  2004,  the  Company
     implemented further cost reductions in efforts to outsource programs and streamline operations. During the three months ended December 26, 2003, the Company incurred workforce reduction costs of $2.9 ($6.3 year-to-date) as a result of reducing the Company's employee base by approximately 100 employees, bringing the total employee reduction to approximately 220 for the first nine months of Fiscal 2004. The reductions were performed globally across all job categories and business units. During the third quarter, severance costs of $1.4 ($2.4 year-to-date) were included in research and development, related to a reduction in R&D engineers, and as a result of a further reduction in the selling and administrative workforce, severance costs of $1.1 ($2.9 year-to-date) were included in selling and administration. The Company also recorded severance costs of $0.4 ($1.0 year-to-date) in cost of revenue, related to further cost reductions as it finalizes its outsourcing programs and streamlines operations.

     As a result of the workforce reduction program and streamlining of operations, the Company recorded a charge of $nil during the third quarter of Fiscal 2004 ($0.6 year-to-date), included in asset impairment and other, related to excess space under lease contract in Canada.

     Of the $2.9 of restructuring provision recorded in the third quarter of Fiscal 2004, $1.8 related to the Network Communications segment, $1.0 related to the Consumer Communications segment, and $0.1 related to the Ultra Low-Power Communications segment. The restructuring provision recorded in the nine months ended December 26, 2003 included $4.4 related to the Network Communications segment, $1.9 pertaining to the Consumer Communications segment, and $0.6 in the Ultra Low-Power Communications segment.

The remaining restructuring provision relates mostly to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2001, that will be paid over the lease term unless settled earlier.


     The following table summarizes the continuity of these restructuring provisions for the three and nine months ended December 26, 2003:

                                                             Lease
                                             Workforce    and contract
                                             reduction     settlement      Total
                                             ---------     ----------      -----
     Balance, March 28, 2003                  $  0.3         $ 2.6        $ 2.9
     Cash drawdowns during quarter              (0.1)         (0.2)        (0.3)
                                              ------         -----        -----
     Balance, June 27, 2003                   $  0.2         $ 2.4        $ 2.6
     Restructuring activities during
       the quarter                               3.4           0.6          4.0
     Cash drawdowns during quarter              (2.2)         (0.6)        (2.8)
                                              ------         -----        -----
     Balance, Sept. 26, 2003                  $  1.4         $ 2.4        $ 3.8
     Restructuring activities during
       the quarter                               2.9            --          2.9
     Cash drawdowns during quarter              (3.3)         (0.1)        (3.4)
                                              ------         -----        -----
     Balance, Dec. 26, 2003                   $  1.0         $ 2.3        $ 3.3
                                              ======         =====        =====

10.  Guarantees

     Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement ("project agreement") undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation ("Mitel"). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at December 26, 2003, was $35.5 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at December 26, 2003 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. At December 26, 2003, the carrying value of this guarantee was $nil.

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

     In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at December 26, 2003, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities.

     As at December 26, 2003, the Company has guaranteed a custom bond amounting to $2.8 to a third party on behalf of a subsidiary.

     Based upon the transition rules outlined in FASB Interpretation no. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others", no amounts have been recorded by the Company related to the above-mentioned items.

     The Company records a liability based upon its historical experience with warranty claims. The table below presents a reconciliation of the changes in the Company's product warranty accrual for the three and nine month periods ended December 26, 2003:

                                                   Three Months     Nine Months
                                                      Ended            Ended
                                                  Dec. 26, 2003    Dec. 26, 2003
                                                  -------------    -------------
     Beginning balance                               $  0.1           $   --
     Accruals for new and pre-existing warranties        --              0.5
     Reduction based on change in estimates              --             (0.4)
                                                     ------           ------
     Ending balance                                  $  0.1           $  0.1
                                                     ======           ======

11.  Commitments

     The Company had letters of credit outstanding as at December 26, 2003 of approximately $9.2 (December 27, 2002 - $6.0). Cash and cash equivalents of $9.5 have been pledged as security against certain outstanding letters of credit, which expire within 12 months, and are presented as restricted cash.

     During the third quarter of Fiscal 2004, the Company cancelled the operating line component of its revolving global credit facility, as it was not being utilized or required by the Company. This resulted in reducing the total credit facility from $19.0 (Cdn $25.0) to a facility of $9.5 (Cdn $12.5) available for letters of credit.

     Prior to the third quarter of Fiscal 2004, the Company had not met a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility, as a result of restructuring and impairment losses recorded since the fourth quarter of Fiscal 2003. In previous quarters the Company had obtained a waiver from the bank in respect of the financial covenant. In addition to the reduction in the amount of the credit facility, the financial covenant with respect to shareholder's equity was also modified under the new agreement, such that no waiver was required as at December 26, 2003.

12.  Redeemable Preferred Shares

     There were 64,300 preferred shares purchased during the nine months ended December 26, 2003 for cash consideration of $1.2. As at December 26, 2003, there were 12,900 repurchased preferred shares that had not been cancelled by the end of the quarter.

     During the third quarter of Fiscal 2004, the Company paid dividends on its redeemable preferred shares of $0.6 and declared a quarterly dividend of $0.38 (Cdn$0.50) per share, resulting in a cumulative dividend of $1.14 (Cdn$1.50) per share for the first nine months of Fiscal 2004.

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

     c)   A summary of the Company's stock option activity is as follows:

                                                    Nine Months Ended
                                              -----------------------------
                                               December 26,    December 27,
                                                   2003            2002
                                              -----------      -----------
     Outstanding Options:
     Balance, beginning of period              10,828,557       10,914,962
     Granted                                      379,500          400,300
     Exercised                                    (10,617)        (109,193)
     Forfeited                                 (1,396,565)      (1,896,121)
                                              -----------      -----------
     Balance, end of period                     9,800,875        9,309,948
                                              ===========      ===========

     As at December 26, 2003,  there were 4,731,187 (March 28, 2003 - 3,714,122)
     options available for grant under the stock option plan approved by the Company's shareholders on December 7, 2001. The exercise price of outstanding stock options ranges from $2.59 to $28.50 per share with exercise periods extending to December 2009. The exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on December 26, 2003.

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

     The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                  Three Months Ended         Nine Months Ended
                                 -------------------       ---------------------
                                 Dec. 26,   Dec. 27,       Dec. 26,     Dec. 27,
                                  2003        2002          2003          2002
                                 ------      ------        ------        ------
     Stock options               19,599      30,473        328,532       91,921
                                 ======      ======        =======       ======

     The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                  Three Months Ended         Nine Months Ended
                                 -------------------       --------------------
                                 Dec. 26,   Dec. 27,       Dec. 26,    Dec. 27,
                                  2003        2002          2003         2002
                                 ------      ------        ------       ------
     Number of outstanding
       options                 9,488,938   9,218,448     7,126,213     8,837,767

     Average exercise price
       per share                  $ 9.13      $ 8.92       $ 10.87        $ 9.21

     The average exercise price of stock options was based on prices in Canadian dollars translated at the U.S. dollar exchange rate on the applicable period end date.

14.  Accumulated other comprehensive income (loss)

     The components of other comprehensive income (loss) were as follows:

                                                        Three Months Ended           Nine Months Ended
                                                      ----------------------       ----------------------
                                                      Dec. 26,      Dec. 27,       Dec. 26,      Dec. 27,
                                                       2003          2002            2003          2002
                                                      ------        ------          ------        ------
     Net loss for the period                          $(11.2)      $(13.7)         $(36.3)       $(34.4)
     Other comprehensive income (loss):
     Realized net derivative gains on cash flow
          hedges                                        (0.3)        (0.9)           (0.3)         (2.3)
     Unrealized net derivative gains (losses) on
          cash flow hedges                               0.7         (1.5)            1.1          (3.7)
     Change in cumulative translation adjustment          --          2.8              --           9.3
                                                      ------       ------          ------        ------
     Other comprehensive loss for the period          $(10.8)      $(13.3)         $(35.5)       $(31.1)
                                                      ======       ======          ======        ======

     The changes to accumulated other comprehensive loss for the nine months ended December 26, 2003 were as follows:


                                                                         Realized and
                                                                          Unrealized
                                                         Cumulative        Net Gain
                                                        Translation       (Loss) on
                                                          Account         Derivatives    Total
                                                          -------         -----------    -----
     Balance, March 28, 2003                              $(32.4)           $(0.1)      $(32.5)
     Change during the three months ended June 27,
         2003                                                 --              0.2          0.2
                                                          ------            -----       ------
     Balance, June 27, 2003                               $(32.4)           $ 0.1       $(32.3)
     Change during the three months ended
         September 26, 2003                                   --              0.2          0.2
                                                          ------            -----       ------
     Balance, September 26, 2003                          $(32.4)           $ 0.3       $(32.1)
     Change during the three months ended December
         26, 2003                                             --              0.4          0.4
                                                          ------            -----       ------
     Balance, December 26, 2003                           $(32.4)           $ 0.7       $(31.7)
                                                          ======            =====       ======

     The Company recorded a decrease in other comprehensive loss in the nine months ended December 26, 2003 of $0.8 (December 27, 2002 - increase of $6.0) which was attributable to the change in the value of outstanding foreign currency forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $0.7 of net derivative gain included in other comprehensive loss will be reclassified into earnings within the next six months.

15.  Other income (expense) (net)

                                                    Three Months Ended           Nine Months Ended
                                                  ----------------------       ----------------------
                                                  Dec. 26,      Dec. 27,       Dec. 26,      Dec. 27,
                                                   2003          2002            2003          2002
                                                  ------        ------          ------        ------
     Interest income                               $ 0.4        $ 0.7           $ 1.0          $2.6
     Foreign exchange gain (loss)                   (1.2)        (0.4)           (2.1)          1.2
     Gain on sale of long-term investments           0.6          0.7             0.6           0.7
                                                   -----        -----           -----          ----
     Other income (expense) (net)                  $(0.2)       $ 1.0           $(0.5)         $4.5
                                                   =====        =====           =====          ====

     On December 5, 2003, the Company sold its investment in a privately held company for cash proceeds of $0.6. The carrying value had been written down to $nil in Fiscal 2002 to reflect an impairment of the investment.

16.  Income Taxes

     An income tax recovery of $1.4 was recorded for the third quarter of Fiscal 2004 as a result of a recovery of domestic income taxes, compared with an expense of $0.3 for the corresponding period in Fiscal 2003. During the nine months ended December 26, the income tax recovery was $1.4, compared with an expense of $1.2 for the first nine months of Fiscal 2003.

     The Company is subject to income taxes in Canada, the United Kingdom, the United States and numerous other foreign jurisdictions. The Company has recorded a valuation allowance on its deferred tax assets, and recorded only deferred tax assets that can be applied against income in taxable jurisdictions or applied against deferred tax liabilities that will reverse in the future. Significant judgment is required in determining the provision for income taxes and the valuation allowance on deferred tax assets. In establishing the appropriate valuation allowance for tax loss carry-forwards and investment tax credits, it is necessary to consider all available evidence, both positive and negative.

     Management periodically reviews the Company's valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the valuation allowance, it may be determined that an adjustment is required to the valuation allowance, which may have a material impact on the Company's financial position and results of operations.

17.  Information on business segments

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

     The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through ultra low-power communications solutions. The Network Communications business segment offers products that provide connectivity to the enterprise and metro sectors such as feeder, aggregation and transmission applications, and products that address the multi-protocol physical and network layers. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business segment provides Application-Specific Integrated Circuit ("ASIC") and Application-Specific Standard Product ("ASSP") solutions for applications such as pacemakers, hearing aids and portable instruments.

     The Chief Executive Officer ("CEO") is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO evaluates the financial performance of each business segment and allocates resources based on operating income. The Company does not allocate stock compensation expense, special charges or gains, interest income, interest expense or income taxes to its reportable segments. In addition, the Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segmented asset information is not presented; however, depreciation of fixed assets is allocated to the segments based on the estimated asset usage. The accounting policies of the reportable segments are the same as those of the Company as reflected in the consolidated financial statements.


     Three Months Ended Dec. 26, 2003                 Network             Consumer        Ultra Low-Power   Unallocated
                                                   Communications      Communications     Communications       Costs         Total
                                                   --------------      --------------     --------------    -----------      -----
     Total external sales revenue                     $ 24.6              $ 14.9              $ 7.5            $   --      $  47.0
     Depreciation of buildings and equipment             1.8                 0.6                0.4                --          2.8
     Asset impairment and other                          1.6                 0.1                 --                --          1.7
     Stock compensation expense                           --                  --                 --               0.1          0.1
     Segment's operating income (loss)                  (6.7)               (5.4)               0.1              (0.1)       (12.1)

                                                      Network             Consumer        Ultra Low-Power   Unallocated
     Three Months Ended Dec. 27, 2002              Communications      Communications     Communications       Costs         Total
                                                   --------------      --------------     --------------    -----------      -----
     Total external sales revenue                     $ 27.8              $ 12.0              $  7.0           $  --       $  46.8
     Depreciation of buildings and equipment             2.4                 0.5                 0.2              --           3.1
     Stock compensation expense                           --                  --                  --              --            --
     Segment's operating loss                           (8.3)               (4.6)               (1.2)             --         (14.1)

     Nine Months Ended Dec. 26, 2003                  Network             Consumer        Ultra Low-Power   Unallocated
                                                   Communications      Communications     Communications       Costs         Total
                                                   --------------      --------------     --------------    -----------      -----
     Total external sales revenue                    $  78.9             $  42.1             $ 26.3           $   --      $ 147.3
     Depreciation of buildings and equipment             5.5                 2.7                1.5               --          9.7
     Asset impairment and other                          4.6                 2.0                0.4               --          7.0
     Stock compensation expense                           --                  --                 --              0.1          0.1
     Segment's operating loss                          (20.6)              (15.0)              (0.9)            (0.1)       (36.6)

                                                      Network             Consumer        Ultra Low-Power   Unallocated
     Nine Months Ended Dec. 27, 2002               Communications      Communications     Communications       Costs         Total
                                                   --------------      --------------     --------------    -----------      -----
     Total external sales revenue                    $  85.6            $  35.0              $ 20.4           $   --      $ 141.0
     Depreciation of buildings and equipment             7.5                1.7                 0.4                           9.6
     Stock compensation recovery                          --                 --                  --             (1.4)        (1.4)
     Segment's operating loss                          (20.1)             (15.7)               (2.6)             1.4        (37.0)

18.  Supplementary cash flow information

     The following table summarizes the Company's other non cash changes in operating activities:


                                                    Three Months Ended           Nine Months Ended
                                                  ----------------------       ----------------------
                                                  Dec. 26,      Dec. 27,       Dec. 26,      Dec. 27,
                                                   2003          2002            2003          2002
                                                  ------        ------          ------        ------
Cash provided by (used in)
  Loss (gain) on disposal of fixed assets         $   --       $ (0.1)          $  0.1       $ (0.1)
  Foreign exchange loss (gain) on short-term
    investments                                       --          0.3               --         (1.2)
  Gain on sale of long-term investment              (0.6)        (0.7)            (0.6)        (0.7)
  Change in pension liabilities                      1.2           --              2.8           --
  Impairment of fixed and other assets               1.7           --              6.4           --
  Provision for excess space under lease contract     --           --              0.6           --
                                                  ------       ------           ------       ------
Other non cash changes in operating activities    $  2.3       $ (0.5)          $  9.3       $ (2.0)
                                                  ======       ======           ======       ======

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

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and nine months ended December 26, 2003, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 28, 2003.

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

Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; product mix; the ability to ensure continuity of supply from outside fabrication services;
changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 26, 2003


                                                                Three Months Ended              Nine Months Ended
  Summary of Results from Operations                          ------------------------       ------------------------
  (millions of U.S. dollars, except per share                 Dec. 26,        Dec. 27,        Dec. 26,       Dec. 27,
   amounts)                                                     2003            2002            2003           2002
                                                                ----            ----            ----           ----
  Consolidated revenue                                         $ 47.0         $ 46.8         $ 147.3        $ 141.0
     Network Communications                                      24.6           27.8            78.9           85.6
     Consumer Communications                                     14.9           12.0            42.1           35.0
     Ultra Low-Power Communications                               7.5            7.0            26.3           20.4

  Operating income (loss)                                      (12.1)         (14.1)          (36.6)         (37.0)
     Network Communications                                     (6.7)          (8.3)          (20.6)         (20.1)
     Consumer Communications                                    (5.4)          (4.6)          (15.0)         (15.7)
     Ultra Low-Power Communications                              0.1           (1.2)           (0.9)          (2.6)
     Unallocated recoveries (costs)                             (0.1)            --            (0.1)           1.4

  Net loss for the period                                      (11.2)         (13.7)          (36.3)         (34.4)
  Net loss per common share - basic and diluted                (0.09)         (0.11)          (0.30)         (0.28)
  Weighted average common shares outstanding - millions        127.3          127.2           127.3          127.0

Revenue in the third quarter of Fiscal 2004 was $47.0, in line with revenue of $46.8 in the third quarter of Fiscal 2003. Revenue in the first nine months of Fiscal 2004 was $147.3, an increase of 4% from the first nine months of Fiscal 2003. The market continues to pose challenges as semiconductor sales volumes continue to be affected by the prolonged downturn impacting the semiconductor industry. However, the Company experienced higher sequential bookings in the third quarter of Fiscal 2004, and bookings remain in line with the levels experienced during the same period in Fiscal 2003.

In the third quarter of Fiscal 2004, the Company recorded a net loss, after preferred share dividends, of $11.8, or $0.09 per share. This compares to a net loss, after preferred share dividends, of $14.2, or $0.11 per share, in the third quarter of Fiscal 2003.

For the nine months ended December 26, 2003, the Company recorded a net loss, after preferred share dividends, of $37.9, or $0.30 per share. This compares to a net loss, after preferred share dividends, of $35.9, or $0.28 per share, for the nine months ended December 27, 2002.

The Company implemented further cost reductions in the second and third quarters of Fiscal 2004 in efforts to outsource programs and streamline operations. During the third quarter, the Company incurred $2.9 ($6.3 year-to-date) of expenses related to reducing its global workforce by approximately 100 employees, bringing the total workforce reduction for the nine months ended December 26, 2003 to approximately 220 employees. Workforce reductions were implemented across all regions and business units. The Company also recorded a charge related to excess space under lease contract of $nil ($0.6 year-to-date) as a result of restructuring activities implemented during the periods. In addition, the Company recorded an impairment loss on fixed and other assets of $1.7 ($6.4 year-to-date) as a result of a review of the ongoing usage of certain assets of the Company.

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

Network Communications

                                     Three Months Ended    Nine Months Ended
                                    --------------------   -------------------
     Network Communications        Dec. 26,    Dec. 27,   Dec. 26,   Dec. 27,
     (millions of U.S. dollars)      2003        2002       2003       2002
                                   -------     ------     -------    -------
     Revenue:                      $  24.6     $ 27.8     $  78.9    $  85.6
                                   -------     ------     -------    -------
     As a % of total revenue            52%        59%         53%        61%
     Operating loss                $  (6.7)    $ (8.3)    $ (20.6)   $ (20.1)
                                   =======     ======     =======    =======

Zarlink's Network Communications segment specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed internet systems, switching systems, and subscriber access systems. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for the third quarter of Fiscal 2004 totaled $24.6, down 12% from the third quarter of Fiscal 2003. During the first nine months of Fiscal 2004 revenue decreased to $78.9, down 8% from the same period in Fiscal 2003. Reduced capital spending in the market continues to impact demand by networking companies. Revenue declines were a result of decreased sales volumes of the Company's packet switching, packet processing, TDM switching, and specialty products, partially offset by increased sales volumes of voice processing products. The overall decline in revenue was predominantly due to lower revenue from the North America region.

The segment's operating loss decreased to $6.7 in the third quarter of Fiscal 2004, down 19% from $8.3 in the third quarter of Fiscal 2003, due primarily to the timing of severance costs incurred. Severance costs for the third quarter of Fiscal 2004 were $1.8, as compared to $3.2 in the same period in Fiscal 2003. Improvements also resulted from a stronger product mix in the current quarter and lower R&D spending, primarily a result of the cancellation of development in the VDSL (Very high rate Digital Subscriber Line) market which occurred in the third quarter of Fiscal 2003. These savings were partially offset by asset impairment charges of $1.6 in the third quarter of Fiscal 2004.

The segment's operating loss increased to $20.6 in the first nine months of Fiscal 2004 from an operating loss of $20.1 in the first nine months of Fiscal 2003, due primarily to asset impairments and other costs incurred in the second and third quarters of Fiscal 2004, partially offset by cost control initiatives and lower R&D spending, in addition to improved margins on a stronger mix of products sold, including margin improvements on the Company's voice processing products. During the first nine months of Fiscal 2004, the Network Communications segment incurred asset impairment and other costs of $4.6 and approximately $1.4 of severance costs related to its direct R&D initiatives, as it implemented cost control initiatives, as compared to approximately $3.2 in severance over the same period in Fiscal 2003, when the Company ceased development in the VDSL market.

Consumer Communications

                                       Three Months Ended   Nine Months Ended
                                       ------------------   ------------------
     Consumer Communications           Dec. 26,   Dec. 27,  Dec. 26,  Dec. 27,
     (millions of U.S. dollars)          2003       2002      2003      2002
                                        ------    ------    -------   -------
     Revenue:                           $ 14.9    $ 12.0    $  42.1   $  35.0
                                        ------    ------    -------   -------
     As a % of total revenue                32%       26%        29%       25%
     Operating loss                     $ (5.4)   $ (4.6)   $ (15.0)  $ (15.7)
                                        ======    ======    =======   =======

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, terrestrial and satellite set-top boxes and digital TV).

Revenue for the third quarter of Fiscal 2004 totaled $14.9, up 24% from the third quarter of Fiscal 2003. During the first nine months of Fiscal 2004, revenue increased 20% over the same period in Fiscal 2003 to $42.1, principally as a result of increased shipments of the Company's tuners and demodulators.

The segment's operating loss during the third quarter of Fiscal 2004 increased to $5.4, up 17% from the same period of Fiscal 2003. This was due primarily to severance costs of $1.0 incurred during the quarter, partially offset by revenue improvements.

The segment's operating loss decreased to $15.0 in the first nine months of Fiscal 2004 from an operating loss of $15.7 in the same period of Fiscal 2003, due principally to improved revenues. The increase was partially offset by asset impairments of $0.1 and other cost control initiatives, including $1.9 in severance costs during the period, as well as lower margins on tuners and demodulators resulting from increasing price pressure on certain of the Company's tuners.

Ultra Low-Power Communications

                                        Three Months Ended    Nine Months Ended
                                        ------------------    -----------------
     Ultra Low-Power Communications     Dec. 26,   Dec. 27,   Dec. 26, Dec. 27,
     (millions of U.S. dollars)           2003       2002       2003      2002
                                         -----      ------    ------    ------
     Revenue:                            $ 7.5      $  7.0    $ 26.3    $ 20.4
                                         -----      ------    ------    ------
     As a % of total revenue                16%         15%       18%       14%
     Operating income (loss)             $ 0.1      $ (1.2)   $ (0.9)   $ (2.6)
                                         =====      ======    ======    ======

Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as cardiac pacemakers, hearing aids, portable instruments and personal area communications devices.

Revenue for the third quarter of Fiscal 2004 totaled $7.5, up 7% from the third quarter of Fiscal 2003, due mainly to increases in the sales volume of pacemaker circuits and wireless products, partially offset by a decrease in the sales volume of hearing aid components. During the first nine months of Fiscal 2004, revenue increased 29% over the same period in Fiscal 2003 to $26.3, due mainly to increases in the sale of hearing aid components. Revenue improvements were also realized on the Company's pacemaker circuits and other wireless ASIC products.

The segment had operating income of $0.1 in the third quarter of Fiscal 2004, as compared to an operating loss of $1.2 in the same period of Fiscal 2003, due principally to a more favorable product mix and increased margins, in addition to savings resulting from cost control initiatives. The segment's operating loss improved to $0.9 in the first nine months of Fiscal 2004 from an operating loss of $2.6 in the same period of Fiscal 2003, as a result of increased revenues and favorable product mix and increased margins on the company's wireless ASIC products, in addition to savings resulting from cost control initiatives. These favorable impacts were partially offset by $0.2 in severance costs, and asset impairments and other costs of $0.4 recorded earlier in the second quarter of Fiscal 2004.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:


                                     Three Months Ended                         Nine Months Ended
                             ------------------------------------     --------------------------------------
                             Dec. 26,     % of    Dec. 27,   % of     Dec. 26,     % of    Dec. 27,     % of
(millions of U.S. dollars)     2003      Total     2002     Total       2003      Total      2002      Total
--------------------------     ----      -----     ----     -----       ----      -----      ----      -----
Revenue:
Asia / Pacific                $20.4       44%      $17.6      37%      $ 60.6       41%     $ 52.3       37%
Europe                         13.8       29%       15.4      33%        44.3       30%       46.4       33%
United States                  10.0       21%        9.7      21%        32.9       23%       29.4       21%
Canada                          2.5        5%        2.4       5%         6.4        4%        8.9        6%
Other Regions                   0.3        1%        1.7       4%         3.1        2%        4.0        3%
                              -----      ---       -----     ---       ------      ---      ------      ---
Total                         $47.0      100%      $46.8     100%      $147.3      100%     $141.0      100%
                              =====      ===       =====     ===       ======      ===      ======      ===

Asia/Pacific

Asia/Pacific sales increased by 16% during the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003, and continue to represent the largest geographic segment of customer revenues. During the first nine months of Fiscal 2004, sales increased by 16% compared to the same period in Fiscal 2003. Increases were driven primarily from the Consumer Communications segment.

Europe

European sales decreased by 10% in the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003. For the first nine months of Fiscal 2004, sales decreased by 5% compared to the first nine months of Fiscal 2003 due to declines in the revenues from the Consumer Communications and Network Communications segments, partially offset by improved revenues in the Ultra Low-Power Communications segment.

United States

Sales to customers in the United States increased by 3% during the third quarter of Fiscal 2004 compared to the third quarter of Fiscal 2003. For the first nine months of Fiscal 2004, sales increased by 12% compared to the same period in Fiscal 2003. The increase was due primarily to improved Ultra Low-Power and Consumer Communications product sales.

Canada

Canadian sales in the third quarter of Fiscal 2004 were in line with the same period in Fiscal 2003. During the first nine months of Fiscal 2004, sales to Canadian customers decreased by 28% compared to the same period in Fiscal 2003 due to lower Network Communications segment sales.

GROSS MARGIN

                                   Three Months Ended        Nine Months Ended
                                   -------------------      --------------------
(millions of U.S. dollars)         Dec. 26,   Dec. 27,      Dec. 26,   Dec. 27,
                                     2003       2002         2003        2002
                                   --------   --------      --------   --------
Gross Margin                       $ 21.0      $ 21.2       $ 66.0      $ 64.0
As a percentage of revenue             45%         45%          45%         45%

Gross margin in the third quarter of Fiscal 2004 was unchanged from the same period in Fiscal 2003. The Company increased sales of its tuners and demodulators, and had a more favorable product mix in their voice processing, other network, and consumer wireless product lines. These favorable impacts were offset by lower than expected sales volumes in the Network Communications segment, and increasing price pressure on the Company's tuners and demodulators. In addition, gross margin included approximately $0.4 of severance costs related to the restructuring activities implemented during the quarter.

Gross margin of 45% in the first nine months of Fiscal 2004 was unchanged from the same period in Fiscal 2003. During the first nine months of Fiscal 2004, the Company continued its effort to lower overall manufacturing costs, as it incurred approximately $1.0 of severance costs during the period. The adverse impact of the severance costs was offset by increased sales volumes and a more favorable product mix in the Company's Network Communications and Consumer Communications segments.

OPERATING EXPENSES

Research and Development ("R&D")

                                   Three Months Ended        Nine Months Ended
                                   -------------------      --------------------
(millions of U.S. dollars)         Dec. 26,   Dec. 27,      Dec. 26,   Dec. 27,
                                     2003       2002         2003        2002
                                   --------   --------      --------   --------
R&D Expenses                        $ 19.5     $ 23.5        $ 57.9     $ 66.8
As a percentage of revenue              41%        50%           39%        47%

R&D expenses decreased by 17%, or $4.0, in the third quarter of Fiscal 2004 from the same period in Fiscal 2003. During the first nine months of Fiscal 2004, R&D expenses decreased by 13%, or $8.9 compared to the same period in Fiscal 2003, primarily due to the timing of certain material spending and cost reduction initiatives implemented in the second and third quarters of Fiscal 2004. During the three and nine month periods ended December 26, 2003, severance costs of $1.4 and $2.4 respectively were incurred. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near- and medium-term revenue. Management expects that R&D spending will decrease in the remaining quarter of Fiscal 2004 as a result of optimizing electronic design automation and cost control.

The Company continued its investment in research and development to develop and launch new products, with 30 new products being released in the third quarter of Fiscal 2004, bringing the year-to-date total to 52 new product launches. The impact of new products on revenue in the year of introduction is not normally significant. However, management believes that new product introductions are critical to supporting future revenue growth.

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

     o TDM to Internet Protocol ("IP") Processing Solutions - Meeting network convergence with TDM to IP processing solutions for applications requiring Circuit Switched Traffic over Packet Domains;

     o Ethernet Switching - Fast Ethernet ("FE") to Gigabit Ethernet ("GbE") switching for communication backplanes and linecards;

     o Analog and Mixed Signal Solutions - Timing, Synthesizers, Interface drivers, Asymmetric Digital Subscriber Line ("ADSL") drivers and High Speed Amplifiers products for wired and wireless applications; utilizing our analog/mixed-signal expertise; and

     o Receivers and transmitters for single mode fiber ("SMF") targeting the access network as well as industrial applications where customization is required.

In the Consumer Communications product line, R&D activities focused on the following areas:

     o Providing a 2G cellular phone radio transceiver chip, compliant with 2G standards for Time Division Multiple Access ("TDMA")/Advanced Mobile Phone Service/System ("AMPS"), and developing a 2-chip radio solution for 3rd generation Global System for Mobile communication ("GSM")/Wideband Code Division Multiple Access ("WCDMA") cellular phones;

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

Selling and Administrative ("S&A")

                                   Three Months Ended        Nine Months Ended
                                   -------------------      --------------------
(millions of U.S. dollars)         Dec. 26,   Dec. 27,      Dec. 26,   Dec. 27,
                                     2003       2002         2003        2002
                                   --------   --------      --------   --------

S&A Expenses                        $ 11.8     $ 11.8         $ 37.6    $ 35.6

As a percentage of revenue              25%        25%            26%       25%

In the third quarter of Fiscal 2004, S&A expenses were unchanged from the third quarter of Fiscal 2003, while S&A expenses increased by $2.0, or 6% during the first nine months of Fiscal 2004. S&A expenses in the third quarter of Fiscal 2004 included approximately $1.1 ($2.9 year to date) of severance charges, which were partially offset by savings realized from cost reduction activities implemented earlier in the year. The Company anticipates a reduction in S&A expenses during the remaining quarter of Fiscal 2004 as a result of these cost reduction activities.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs and from stock options awarded to former employees. In prior years, the Company also recorded stock compensation expense arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks Incorporated, which was acquired in July 2000.

During the three and nine months ended December 26, 2003, the Company recorded stock compensation expense of $0.1, representing amortization of the fair value of stock options awarded to a former employee. During the three months ended December 27, 2002, the Company recorded a stock compensation expense of $nil (nine months ended December 27, 2002 - recovery of $1.4) related to the amortization of intrinsic value of unexercised stock options modified by the option exchange programs, net of the vesting of restricted stock. No further stock compensation expense will be recorded related to the formerly restricted shares.

OTHER INCOME (EXPENSE)

Other income (expense) was comprised of interest income, foreign exchange gains and losses, and gains on sales of investments.

Interest income was $0.4 for the three months ended December 26, 2003 as compared to $0.7 in the same period of Fiscal 2003. During the first nine months of Fiscal 2004, interest income was $1.0 as compared to $2.6 in the first nine months of Fiscal 2003. The decreases were mainly due to reduced average cash balances and lower interest rates in Fiscal 2004.

Foreign exchange losses in the third quarter of Fiscal 2004 amounted to $1.2 as compared to $0.4 for the same period in Fiscal 2003. During the nine months ended December 26, 2003, foreign exchange losses amounted to $2.1 as compared to a gain of $1.2 for the nine months ended December 27, 2002. In Fiscal 2004, net losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates. In Fiscal 2003, the net foreign exchange gains were related to gains realized on short-term investments held in currencies other than the functional currency of the parent company, and according to month-end foreign exchange rates.

On December 5, 2003, the Company sold its investment in a privately held company for cash proceeds of $0.6. The investment had a carrying value of $nil resulting from an impairment charge recorded in the fourth quarter of Fiscal 2002. This resulted in a gain of $0.6 for the three and nine month periods ended December 26, 2003. In the third quarter of Fiscal 2003 the Company sold its investment in DALSA Semiconductor Inc. ("DALSA") for cash proceeds of $4.2, resulting in a gain of $0.7 during the three and nine month periods ended December 27, 2002.

INTEREST EXPENSE

Interest expense was $0.3 for the three months ended December 26, 2003, compared with $0.3 for the third quarter of Fiscal 2003. During the first nine months of Fiscal 2004, interest expense was $0.6, compared with $0.7 for the same period of Fiscal 2003. The interest expense relates primarily to the Company's capital leases.

INCOME TAXES

An income tax recovery of $1.4 was recorded for the third quarter of Fiscal 2004, as a result of a recovery of domestic income taxes, compared with an expense of $0.3 for the corresponding period in Fiscal 2003. During the nine months ended December 26, 2003, income tax recovery was $1.4, compared with an expense of $1.2 for the first nine months of Fiscal 2003.

The Company is subject to income taxes in Canada, the United Kingdom, the United States and numerous other foreign jurisdictions. The Company has recorded a valuation allowance on its deferred tax assets, and recorded only deferred tax assets that can be applied against income in taxable jurisdictions or applied against deferred tax liabilities that will reverse in the future. The Company has a valuation allowance on its deferred tax assets at December 26, 2003 of $133.0, (March 28, 2003 - $106.0). The increase relates mainly to foreign exchange, losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Significant judgment is required in determining the provision for income taxes and the valuation allowance on deferred tax assets. In establishing the appropriate valuation allowance for tax loss carry-forwards and investment tax credits, it is necessary to consider all available evidence, both positive and negative.

Management periodically reviews the Company's valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the valuation allowance, it may be determined that an adjustment is required to the valuation allowance, which may have a material impact on the Company's financial position and results of operations.

NET LOSS

The Company recorded a net loss, after preferred share dividends, of $11.8, or $0.09 per share, in the third quarter of Fiscal 2004. This compares to a net loss, after preferred share dividends, of $14.2, or $0.11 per share, in the same period in Fiscal 2003. For the nine months ended December 26, 2003, the Company recorded a net loss, after preferred share dividends, of $37.9, or $0.30 per share, as compared to $35.9 or $0.28 per share in the first nine months of Fiscal 2003.

The net loss for the three and nine month periods ended December 26, 2003, were primarily a result of low revenues caused by the continued downturn in the semiconductor industry, combined with severance and asset impairment charges incurred upon implementation of cost cutting initiatives during the second and third quarters.

LIQUIDITY AND CAPITAL RESOURCES

At December 26, 2003, cash, cash equivalents, short-term investments and restricted cash balances totaled $87.8, down from $119.2 at March 28, 2003. Cash and cash equivalents at December 26, 2003, included in the amount above, totaled $18.6 (March 28, 2003 - $23.5).

Cash used in operating activities was $24.8 for the nine months ended December 26, 2003. Cash used in operations before working capital changes amounted to $17.2 during the first nine months of Fiscal 2004, as compared to $27.2 used in the first nine months of Fiscal 2003. Cash used in operations included various one-time costs, including severance payments of $3.3, associated with the restructuring activities implemented during the second and third quarters. Since March 28, 2003, the Company's working capital increased by $7.6, mainly as a result of increases in accounts receivable of $8.4, and other prepaid expenses totaling $2.5. The increase in accounts receivable was a result of the timing of sales late in the quarter, resulting in the cash inflow not occurring until the fourth quarter of Fiscal 2004. The increase in other prepaid expenses was due to scheduled payments for insurance and other annual payments. These increases in working capital were partially offset by an increase in accounts payable and other accrued liabilities totaling $2.7, and a reduction in inventories of $0.5 and deferred credits of $0.1 over the first nine months of the year. The increase in accounts payable and other accrued liabilities resulted from the timing of payments. Management expects to further draw down inventory levels through the remainder of Fiscal 2004 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital increased by $6.6 during the first nine months of Fiscal 2003, as a result of reductions in inventories, prepaid expenses and deferred credits and improved cash collections against trade receivables, partially offset by decreases in accounts payable and accrued liabilities.

Cash  provided  from  investing  activities  was $26.5 for the nine months ended
December 26, 2003, primarily from matured short-term investments totaling $174.5, offset by purchases of short-term investments of $144.7. In addition, proceeds of $0.6 were received upon sale of the Company's investment in a privately held company. Cash balances were reduced by purchases of fixed and other assets amounting to $4.7 during the first nine months of the year, offset by proceeds from disposal of fixed assets of $0.8. The fixed asset additions were primarily related to continuing improvements to existing test equipment and the Company's information technology resources. Management expects quarterly capital spending to remain flat through the rest of Fiscal 2004 in comparison to the first nine months of Fiscal 2004. Cash used in investing activities for the first nine months of Fiscal 2003 was $25.9. Net purchases of short-term investments in the amount of $24.4 and net expenditures for fixed and other assets of $5.3 contributed to the net cash outflow, offset by a net reduction in long-term investments of $3.8. The fixed asset additions were primarily related to design tools and upgrades to information technology resources. The net reduction in long-term investments resulted from cash proceeds of $4.2 received upon the sale of the Company's minority investment in DALSA Semiconductor Inc., offset by a small investment earlier in the year.

Cash used in financing activities during the first nine months of Fiscal 2004 was $6.6. The use of cash was primarily the result of an increase of the hypothecation of cash under letters of credit of $3.3, the repayment of $0.5 of capital leases, the repurchase of $1.2 of the Company's redeemable preferred shares, and the payment of $1.6 for dividends on the preferred shares. Cash used in financing activities in the first nine months of Fiscal 2003 was $4.1. The use of cash was primarily the result of the repayment of $1.8 of capital lease liabilities, the repurchase of $1.3 of preferred shares, and the payment of $1.5 for dividends on the preferred shares, offset by $0.5 of new common shares issued from exercised stock options.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately $2.6 in the fourth quarter of Fiscal 2004 after the final adjustments are calculated.

During the first nine months of Fiscal 2004, the Company declared and paid dividends of $1.6 on its redeemable preferred shares based on a cumulative $1.14 (Cdn$1.50) per share dividend. In addition, the Company purchased 64,300 preferred shares under its purchase obligation during this period. As at December 26, 2003, the Company has repurchased 12,900 preferred shares that had not yet been cancelled by the transfer agent. In addition to cash, cash equivalents, short-term investment and restricted cash balances of $87.8 as at December 26, 2003, the Company had a credit facility of approximately $9.5 (Cdn$12.5), of which $9.2 in letters of credit were outstanding. Accordingly, the Company had an unused facility totaling $0.3 available for letters of credit as at December 26, 2003.

During the third quarter of Fiscal 2004, the Company cancelled the operating line component of its revolving global credit facility, as it was not being utilized or required by the Company. This resulted in reducing the total credit facility from $19.0 (Cdn $25.0) to a facility of $9.5 (Cdn $12.5) available for letters of credit.

Prior to the third quarter of Fiscal 2004, the Company had not met a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility, as a result of restructuring and impairment losses recorded since the fourth quarter of Fiscal 2003. In previous quarters the Company had obtained a waiver from the bank in respect of the financial covenant. In addition to the reduction in the amount of the credit facility, the financial covenant with respect to shareholder's equity was also modified under the new agreement, such that no waiver was required as at December 26, 2003.

Cash and cash equivalents totaling $9.5 were hypothecated under the credit facility to cover outstanding letters of credit. The credit facility is subject to periodic review, including the determination of certain financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

BACKLOG

                                                       As at
                                  ---------------------------------------------
                                  Dec. 26,    Sept. 26,    June 27,    Mar. 28,
  (millions of U.S. dollars)        2003        2003         2003       2003
                                  --------    ---------    --------    --------
  90 Day Backlog                  $ 32.4       $ 27.5       $ 31.5     $ 36.9

Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year.

Backlog increased from the prior quarter due to increased bookings across the Consumer and Network Communications segments. Bookings continue to be affected by the continued downturn in the communications semiconductor industry, described elsewhere in this Management's Discussion and Analysis.

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

In January 2003, the FASB issued Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 expands upon existing guidance that addresses when a company should include in its financial statements the assets, liabilities, and activities of another company. A variable interest entity is any legal structure used for business purposes that either (a) does not have equity investors or has equity investors that lack characteristics of control; or (b) the equity investment at risk does not provide sufficient financial resources for the entity to support its activities. Under FIN 46, a variable interest entity must be consolidated by a company if that company is expected to absorb a majority of the entity's expected losses or to receive a majority of the entity's expected residual returns. The consolidation requirements are currently applicable to variable interests created after January 31, 2003. For variable interest entities created before January 31, 2003, the consolidation requirements are applicable for reporting periods ending after March 15, 2004. FIN 46 also requires certain disclosures about variable interest entities where those entities are not required to be consolidated. The Company has not yet evaluated the impact of this new pronouncement on its financial position or results of operations.

In December 2003 the FASB published a revision to Statement of Financial Accounting Standard No. 132 ("SFAS 132"), "Employers Disclosures about Pensions and Other Postretirement Benefits". The revision requires additional disclosure, including information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods. Most of the guidance in the revision to SFAS 132 relating to domestic plans is effective for year ends after December 15, 2003, and the guidance relating to foreign plans is effective for year ends after June 15, 2004. The requirements pertaining to interim periods are effective for quarters beginning after December 15, 2003. The adoption of the revision to SFAS 132 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Market risk represents the risk of loss that may impact Zarlink's financial statements due to adverse changes in financial markets. Zarlink is exposed to market risk from changes in interest rates and foreign exchange rates. To manage these risks, Zarlink uses certain derivative financial instruments, including forward contracts and other derivative instruments from time to time, that have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

Foreign Exchange Risk. The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar, the U.K. pound sterling, and the Swedish Krona. At December 26, 2003, there were unrealized gains of $0.7 on the forward contracts relating to Fiscal 2004. The unrealized gain is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts on December 26, 2003, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at December 26, 2003, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 28, 2003.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 26, 2003. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

99.1 Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

 Date of Filing     Description
---------------     --------------------------------------------------------



October 16, 2003    Press Release: "Financial Results for the Quarter Ended
                    September 26, 2003"

January 21, 2004    Press Release: "Financial Results for the Quarter Ended
                    December 26, 2003"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

Name                    Title                                       Date
---------------------   -----------------------------------     ----------------

/s/ SCOTT MILLIGAN
---------------------   Senior Vice President of Finance        February 5, 2004
Scott Milligan          and Chief Financial Officer
                        (Principal Financial and Accounting
                        Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number                        Description                                 Page
----------  ---------------------------------------------------------       ----

    31.1    Certification Pursuant to 18 U.S.C. Section 1350, As              30
            Adopted Pursuant To Section 302(a) of The Sarbanes-Oxley
            Act of 2002, President and Chief Executive Officer

    31.2    Certification Pursuant to 18 U.S.C. Section 1350, As              31
            Adopted Pursuant To Section 302(a) of The Sarbanes-Oxley
            Act of 2002, Senior Vice President of Finance and Chief
            Financial Officer

    32.1    Certification Pursuant to Section 906 of the                      32
            Sarbanes-Oxley Act of 2002, President and Chief Executive
            Officer

    32.2    Certification Pursuant to Section 906 of the                      33
            Sarbanes-Oxley Act of 2002, Senior Vice President of
            Finance and Chief Financial Officer

    99.1    Selected Consolidated Financial Statements in U.S. Dollars        34
            and in accordance with Canadian Generally Accepted
            Accounting Principles

    99.2    Management's Discussion and Analysis of Financial                 46
            Condition and Results of Operations - Canadian Supplement