Form 10-K
period 2004-03-26
ZARLINK SEMICONDUCTOR INC
filed 2004-06-09
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                    For the fiscal year ended March 26, 2004

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

 400 March Road, Ottawa, Ontario, Canada                   K2K 3H4
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ____

At May 28, 2004, 127,302,973 common shares of the registrant were issued and outstanding. Non-affiliates of the registrant held 108,011,531 common shares having an aggregate market value of $419,084,740 based upon the closing price of the common shares on the New York Stock Exchange (September 26, 2003, being the last day of the Company's most recently completed second quarter) of $3.88.

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

                                Table of Contents

                                                                        Page No.
                                                                        --------


PART I.........................................................................1


   Item 1. Business............................................................1
      Introduction.............................................................1
      Overview.................................................................1
      Financial Information....................................................2
      Business Strategy........................................................2
      Industry.................................................................2
      Products and Customers...................................................3
         Network Communications Segment........................................4
         Consumer Communications Segment.......................................6
         Ultra Low-Power Communications Segment................................6
      Sales, Marketing and Distribution........................................7
      Competition..............................................................8
      Manufacturing............................................................9
      Research and Development.................................................9
      Employees...............................................................10
      Proprietary Rights......................................................10
      Forward-Looking Statements and Risk Factors.............................10

   Item 2. Properties.........................................................14

   Item 3. Legal Proceedings..................................................14

   Item 4. Submission of Matters to a Vote of Security Holders................15

PART II.......................................................................16

   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities..................16
      Principal Markets.......................................................16
      Shareholders............................................................16
      Dividend Policy.........................................................16

   Item 6. Selected Financial Data............................................16

   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................18
      BUSINESS OVERVIEW.......................................................18
      RESULTS OF OPERATIONS...................................................19
      GEOGRAPHIC REVENUE......................................................21
         United States........................................................22
         Other Regions........................................................22
      GROSS MARGIN............................................................22
      OPERATING EXPENSES......................................................23
         Research and Development (R&D).......................................23
         Selling and Administrative (S&A).....................................24
         Stock Compensation Expense...........................................24
         Asset Impairment and Other...........................................24

         Loss (Recovery) on Sale of Business..................................24
         Special Charges......................................................25
         Amortization of Acquired Intangibles.................................25
      OTHER INCOME (EXPENSE)..................................................26
      INTEREST EXPENSE........................................................26
      INCOME TAXES............................................................26
      DISCONTINUED OPERATIONS.................................................27
      NET LOSS................................................................27
      LIQUIDITY AND CAPITAL RESOURCES.........................................28
      COMMITMENTS AND GUARANTEES..............................................30
      BACKLOG.................................................................30
      OTHER...................................................................31
         Critical Accounting Policies and Significant Estimates...............31
         Foreign Currency Translation.........................................32
         Forward-Looking Statements...........................................33

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.......33

   Item 8. Financial Statements and Supplementary Data........................34

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................61

   Item 9A.  Controls and Procedures..........................................61

PART III......................................................................62

   Item 10.  Directors and Executive Officers of the Registrant...............62
      Directors...............................................................62
      Statement of Corporate Governance Practices.............................63
      Executive Officers......................................................65

   Item 11.  Executive Compensation...........................................66
      Summary Compensation Table..............................................66
      Employee Share Ownership Plan...........................................68
      Director, CEO and Executive Share Ownership.............................68
      1991 Stock Option Plan for Key Employees and Non-Employee Directors.....69
      Option Grants During Fiscal 2004........................................70
      Aggregated Options Exercised During Fiscal 2004 and
        Fiscal Year-End Option Values.........................................72
      Employment Agreements...................................................72
      Compensation of Non-Employee Directors..................................75
      Option Information for Non-Employee Directors...........................75
      Directors' and Officers' Liability Insurance............................75
      Indebtedness of Directors, Executive Officers and Senior Officers.......76

   Item 12.  Security Ownership of Certain Beneficial Owners and Management...77
      Equity Compensation Plan Information....................................79

   Item 13.  Certain Relationships and Related Transactions...................79

   Item 14.  Principal Accounting Fees and Services...........................79

   Item 15.  Exhibits, Financial Statement Schedules and Reports
             on Form 8-K......................................................80

                                     PART I

Item 1. Business

Introduction

Unless the context indicates otherwise, "Zarlink" and the "Company" refer to Zarlink Semiconductor Inc. and its consolidated subsidiaries.

The Company reports its financial accounts in U.S. dollars. All financial information and references to "$" and "dollars", other than dollars per share and executive compensation, are expressed in millions of U.S. dollars unless otherwise stated or unless the context otherwise indicates.

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

Our website is located at www.zarlink.com. We have made available free of charge through our website (by following the links for "Company Information -- Investor Relations," and then the link for "Financials") our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the United States Securities and Exchange Commission (the SEC). The information on our website is not part of this Annual Report.

Overview

Zarlink designs, manufactures and markets semiconductors primarily for the communications and health care industries. Zarlink's operations are comprised of three reportable business segments - Network Communications, Consumer Communications, and Ultra Low-Power Communications. Zarlink's Network Communications segment specializes in voice and data network products, while the Consumer Communications segment offers semiconductor solutions for wireless handsets and digital set-top boxes. Zarlink's Ultra Low-Power Communications business provides solutions for applications such as pacemakers, hearing aids, portable instruments, and personal area communication devices. Zarlink sells its products through both direct and indirect channels of distribution.

For almost 30 years, Zarlink  Semiconductor has delivered the Integrated Circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. ICs are silicon chips, known as semiconductors, etched with interconnected electronic components that process information. Management believes that the Company's success is built on its technology strengths encompassing voice and data networks, and consumer and ultra low-power communications. Zarlink's mission is to provide the most compelling products for the network, consumer and ultra low-power communications markets, ahead of the competition, thereby earning a superior return for our shareholders.

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

The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunication functions continues.

Financial Information

Financial information about industry segments, foreign and domestic operations and export sales is provided under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Item 8 in Note 21 of the notes to the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. Financial information about Research and Development is described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Strategy

Zarlink's   strategy  is  to  exploit  the  following  major  developments  that management believes are underway in the communications industry:

o Convergence of voice traffic onto packet-based data networks, thereby requiring superior Quality of Service (QoS) voice functionality;

o Emergence of broadband connectivity as a fundamental requirement for high value multimedia networking;

o Increasing requirement for analog and mixed-signal IC technologies in high-speed applications; and

o Increasing use of ultra low-power microelectronics in a wide variety of communications and healthcare applications.

Management believes the Company's competitive advantages include system design knowledge, high-frequency, high-performance analog/mixed-signal IC design and optoelectronics design capability for wired, wireless and optical applications, and ultra low-power design techniques for applications spanning communications and healthcare. Optoelectronic components are electrical components used in optical networking equipment, and Synochronous Optical Network (SONET), Synochronous Digital Hierarchy (SDH) and Ethernet are the primary optical data transport standards in the telecommunications industry.

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

o Exploit its ultra low-power design capability and analog and mixed-signal design skills in the communications market; and

o Remain fabless (using independent manufacturers instead of manufacturing in-house) for Complementary Metal Oxide Semiconductor (CMOS) processes, while maintaining fabrication capability specializing in high-performance bipolar and optical technology for strategic advantage in these areas.

Management believes the Company is well positioned to implement its business strategy by reason of its strong core technologies for signaling, transporting and switching voice and data; its strong position in Radio Frequency (RF) technology for consumer communications applications, and its advanced optoelectronic devices for high-speed applications. Its ultra low-power design capability enables the Company to penetrate new communications applications while maintaining a major position in healthcare device applications. See "Business-Products and Customers."

Industry

The global communications industry is characterized by rapid structural change and economic growth caused by technological innovation, economic factors, and changes in government policies that encourage competition and choice. Further, the communications industry is driven by the need to enhance competitive advantage through access to information, anytime, and anywhere. This, in turn, is driving technology convergence, mobility, and high bandwidth access. The evidence for these changes includes the impact of the Internet, deregulation, optical networking technology, convergence, broadband connectivity, home entertainment, wireless and mobile communications, and demand by enterprises for cost-effective, multi-functional networks and applications.

The impact of the factors described above, particularly customer demand for increasingly complex networks, resulted in a rapid expansion by networking equipment companies in the late 1990's and the first half of calendar 2000. This helped to fuel the growth of component suppliers like the Company, who were providing products to meet the expected continued growth in demand. By the end of 2000, however, the general economy began to slow down and capital markets retrenched. With this, network capital spending plans were reduced across the market resulting in swelled inventories held by equipment manufacturers, distributors, and component suppliers, that far exceeded immediate requirements. This trend continued through calendar 2001 and calendar 2002 across the communications industry. Many communications semiconductor sector companies, including Zarlink, announced inventory write-downs and restructurings to reduce operating costs during this prolonged downturn.

Despite this downturn, management believes the opportunity for communications semiconductors is immense. Information, whether it is visual, audible, or in data form, is communicated globally every day, everywhere, and by everyone. It is pervasive in all aspects of life, both in business and at a personal level. A worldwide telephone network with an installed equipment base of approximately one trillion dollars is evidence of the communications industry's presence in every day life. Communications and information are critical to competing in today's global market. As a result, management believes that demand will continue for innovative technological applications that effectively and efficiently deliver high value, content-rich multimedia information anywhere, anytime.

The bulk of the telecommunications infrastructure today is based on Time Division Multiplex (TDM) technology. TDM is a time-interleaving technique for combining many streams of voice, data and video traffic for transport over copper, coaxial or fiber cable. Management believes the most important development that will occur during the next two decades is the evolution from TDM-based networks to packet networks (based on asynchronous transfer mode, or ATM, and internet protocol, or IP, technology). Packet technology involves the conversion of traditional voice and data traffic to packets for transport over Ethernet/IP networks. The revolutionary swap-out of the TDM network in favor of an all packet-based network, which was the message of the late 1990s, has not happened. Global and local carriers now favor substantial spending under a more evolutionary approach that will enable TDM-based voice and data traffic to be routed over packet-based Ethernet/IP networks. Voice/data/video equipment companies are re-directing their research and development (R&D) spending in line with this trend, and the semiconductor companies supplying these systems companies are focusing their R&D efforts to capitalize on these significant growth opportunities.

Management believes that the evolution to packet-based networks and the convergence of services over IP networks will help to invigorate demand over the next several years. Management anticipates that significant industry growth areas will include wired, wireless and optical networks in the enterprise and access portions of the network. New services will be provided over existing infrastructure and content-rich applications will drive the need for more bandwidth and the technologies that provide it. For example, management believes that consumer demand for entertainment services, such as digital TV and high definition TV, will fuel the growth of set-top boxes (STBs) in the home. In addition, management believes an increasingly mobile population will drive demand for new wireless services.

Communications technology is now becoming pervasive in many other new applications. For example, healthcare applications are emerging that combine ultra low-power technology with RF technology for medical telemetry and diagnostic applications. Management believes that Zarlink technology employed in pacemaker and hearing aid products, and Zarlink RF technology employed in wireless products, uniquely positions the Company in the emerging ultra low-power communications market.

Products and Customers

Zarlink's integrated circuits are microelectronic components that offer high feature integration, low-power consumption, and the low physical space, or footprint, required for the design of advanced systems. These ICs are designed to provide advanced features and control functions for a wide variety of electronic products and systems. Zarlink's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers.

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

Network Communications segment revenue accounted for 54%, 60% and 51% of the Company's total revenue from continuing operations in Fiscal 2004, 2003, and 2002, respectively. Consumer Communications segment revenue accounted for 28%, 25% and 33% of the Company's total revenue from continuing operations in Fiscal 2004, 2003, and 2002, respectively. Ultra Low-Power Communications segment revenue accounted for 18%, 15% and 16% in each respective year.

Zarlink has a diverse and established base of over 400 customers in a wide spectrum of end markets, including leading manufacturers in the telecommunications, data communications, and healthcare sectors. In Fiscal 2004, Zarlink had revenues from one independent distributor (the Memec group of companies), which exceeded 10% of total sales. Worldwide sales to this distributor in Fiscal 2004 amounted to $46.1, or 23% of sales from continuing operations (Fiscal 2003 - $39.0, or 20%; Fiscal 2002 - $27.1, or 12% of sales). The increased sales to this distributor resulted from consolidating sales previously made directly to end customers and the consolidation of independent distributors.

Network Communications Segment

In the Network Communications market, Zarlink specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed Internet systems, switching systems, and subscriber access systems.

TDM Switching

The Company's research shows that Zarlink holds the number one industry position in TDM switching solutions, with the world's most comprehensive line of TDM voice/data switching chips. TDM remains the basis of the global telecommunications network, and Zarlink is continuing to develop the complete range of products that customers require to maximize the efficiency of their systems - from feature-rich small switches to large non-blocking switches. Recent products include such innovations as on-chip Phase Locked-Loop (PLL) circuitry for timing and synchronization functions. Digital switches are used in a wide variety of applications, including media gateways, central offices, Private Branch Exchanges (PBXs), wireless base stations, routers, multi-service provisioning platforms, remote access servers and concentrators, media gateways, and Integrated Access Devices (IADs).

Timing and Synchronization

Management believes that Zarlink is an industry leader in timing and synchronization solutions. These products facilitate highly reliable voice and data connections across telecommunications networks by generating and distributing high-accuracy clocks across networks, even when source clocks are interrupted. Products include a broad portfolio of digital PLL devices for T1/E1 equipment, digital PLLs and high-speed, low-jitter analog PLL devices for SONET/SDH applications, and fully featured timing modules for Optical Carrier level 3 (OC-3) line cards and timing cards used in SONET/SDH equipment. Digital and analog PLLs and timing modules are used extensively in a wide range of communications equipment, including central offices, PBXs, wireless base stations, and routers.

Packet Switching

Zarlink provides layer two Ethernet switches that offer a high level of Quality of Service (QoS) features to ensure delivery of time-sensitive voice and data with very low latency. Supported by network management software and system reference designs, Zarlink's multi-port Ethernet switching devices provide advanced QoS features that allow carriers to cost-effectively tailor services to customer needs.

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

Packet Processing

Management believes that an important networking trend is the drive to cut costs and increase network flexibility by routing TDM/ATM traffic over packet backbones and IP/Ethernet Metropolitan Area Networks (MANs). The Company has developing specialized ICs, called packet processors, which perform this routing function. Zarlink currently offers a family of high-capacity packet processors that enable the delivery of TDM voice/data services over standard IP/Ethernet packet networks. These products allow service providers to transport profitable TDM access services, such as T1/E1 leased lines, over lower-cost IP/Ethernet networks with the same high quality as TDM/ATM networks.

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

Optical Communications

Zarlink offers optical components for the industrial, communications, and military/security markets. The Company designs and sells a variety of transmitters, including Vertical Cavity Surface Emitting Lasers (VCSELs), Light Emitting Diodes (LEDS); and receivers, including Positive-Intrinsic-Negative
(PIN) photodiodes and PIN photodiodes with integrated preamplifiers (PIN/Preams). The Company also offers a range of Very Short Reach (VSR) single and parallel fiber optic modules for optical interconnection.

In optical components, management believes that Zarlink has an established presence as a value-added supplier offering custom and semi-custom solutions based upon industry-standard, high-performance optical technology. For example, the Company recently introduced two highly integrated optical receivers for specialized DTV optical broadcast systems, and a family of four Fabry-Parot laser diodes for a broad range of industrial and commercial equipment. In addition, Zarlink's newest fiber-optic receiver integrates a PIN photodiode, a low-noise amplifier, and a photo current monitor into one compact component, thereby reducing the cost and complexity of optical equipment.

Zarlink's range of fiber optic modules is designed for use in high-speed backplanes and inter-system connections in core network switches and routers, SONET/SDH transport equipment, and dense wavelength division multiplexing (DWDM) systems. Products include single-channel, 4-channel, and 12-channel transceiver, transmitter, and receiver modules. Zarlink's 12-channel pluggable, parallel fiber optic transmitter/receiver modules offer an aggregate capacity of 32.4-gigabits per second (Gb/s), for transporting massive volumes of traffic in optical networking equipment.

Consumer Communications Segment

Digital Television

Zarlink provides highly integrated tuners for digital satellite, cable, and terrestrial set-top boxes and TVs, and low-power demodulators for digital terrestrial and satellite STBs and TVs. Management believes that Zarlink is one of the world's prime suppliers of RF front-end components, such as mixer-oscillators, broadband converters, tuners with integrated PLLs, and downconverters that are suitable for use in both analog and digital receivers, STBs, cable modems, and other home entertainment products. Zarlink strengthens its product offering by providing customers with production-ready blueprints, known as Reference Designs, that assist manufacturers in designing their equipment. For example, Zarlink recently introduced a single-chip wideband direct conversion tuner, with a Reference Design for a complete front-end subsystem used in digital satellite STBs. Management expects that the migration to integrated RF front ends with multiple tuners to support advanced functionality such as picture-in-picture and watch-and-record will offer continued growth opportunities.

Management also believes that the growth of the Digital Video Broadcasting-Terrestrial (DVB-T) standard for broadcasting digital TV channels that are received via rooftop antennae, offers Zarlink significant revenue opportunities. Accordingly, Zarlink offers a family of System-on-a-Chip (SoC) digital TV processors, complete with supporting Reference Designs and software, for the global DVB-T market. The Company's ZL10310/311 devices are believed by Management to be the first to integrate the terrestrial demodulator, MPEG-2 video/audio, and high-speed processing functions on a single device. Zarlink's ZL10320/311 chips are believed by Management to have been the industry's first fully integrated processing chips for use in terrestrial digital TV personal video recorders (PVRs). PVRs are a category of digital STBs that allow viewers to simultaneously receive, record to hard disk, and manipulate two digital TV channels, and offer features such as multi-channel record and replay, and live-broadcast pause and resume.

High Performance Analog

Management believes that its expertise in analog design, coupled with its highly differentiated complementary silicon bipolar process technology, offers an opportunity for Zarlink to benefit from the strong demand for high-speed analog communications chips with exceptional performance characteristics. Since forming its High-Performance Analog group in mid-2002, Zarlink has introduced a wide variety of analog products for broadband communications. The product offering includes laser diode drivers for high-speed DVD/CD record and rewrite systems, operational amplifiers for driving high-resolution video signals, broadband voltage-feedback amplifiers for DSL modems and video applications, current-feedback amplifiers for low-power video applications, and high-frequency prescaler/dividers operating at up to 13 GHz. Management believes that these products, fabricated in Zarlink's bipolar process, offer advantages over similar components manufactured using higher-cost technologies such as gallium arsenide
(GaAs).

Digital Cellular Telephony

Zarlink has built on the success of its earlier analog chipsets by developing products that address emerging, multi-mode digital cellular standards. The current portfolio for high-volume digital cellular telephones includes both RF and mixed-signal, transmitter/receiver components for time-division multiple access (TDMA) handsets, and the growing 2.5 generation GSM ANSI-136 Interoperability Team (GAIT), general packet radio services (GPRS), and enhanced data for GSM environment (EDGE) markets. These ICs are multi-band and multi-mode, offering a high level of integration and performance. For example, Zarlink introduced what Management believes is the industry's first single-chip radio transceivers to support both 2G TDMA/AMPS/GSM networks, and 2.5G GPRS/EDGE high-speed data platforms. The 2.5G transceiver is the first commercial cell phone radio to handle two-way, or full-duplex, data services at 384 kilobits per second (Kb/s) without using external circuitry. Zarlink's devices are designed into the products of leading handset manufacturers.

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

Increasingly, the Company's ultra low-power technology, combined with its communications technology, is now finding uses in other markets as the demand for integrated personal electronics and communications grows. A diverse range of applications - from cell phones to healthcare and related products - require ICs that combine ultra low-power and communications functionality. Many of these applications represent fast-growing markets that management believes provide
Zarlink with  significant  sales  opportunities.  For example,  Zarlink recently introduced an ultra low-power, analog-to-digital converter chip for digital microphones used in next-generation cell phones offering stereo sound. Management believes that this is the first analog-to-digital converter to meet the stringent performance demanded by cell phone manufacturers.

Sales, Marketing and Distribution

The principal customers for Zarlink's semiconductors are customer premise and network communication equipment manufacturers. Zarlink's products are also marketed to data communications suppliers as the integration of computing and telecommunications continues.

Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of channel include, among others, end-customer type, the stage of product introduction, geographic presence and location of markets, and volume levels. Zarlink sells its products in over 40 countries, through local Zarlink sales offices and through its distributor network. Zarlink's strategic account program focuses on the development of business with the key customers in all the market segments Zarlink serves. Direct sales personnel from each of Zarlink's sales regions collaborate to manage business with multinational enterprises.

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

Zarlink maintains regional headquarters in Singapore and offices in Japan, Taiwan, Korea and China. Over 65% of sales in these areas are achieved through distributors. The sales offices provide a service linking customers and applications support groups that assist OEMs in designing products with Zarlink components.

Americas

Zarlink primarily uses a direct sales model in the Americas Region. The direct sales force includes major account teams that target specific large customers for standard product designs. Distributors also form an integral part of the Company's sales strategy. The regional headquarters are located in San Jose, California and Boston, Massachusetts.

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

Competition

Competition in the semiconductor market is intense, with new entrants continually coming into the industry. Rapid technological change, ever-increasing functionality due to integration, a focus on price and performance, and evolving standards characterize the markets for Zarlink's products. Competition is based principally on design and system expertise, customer relationship, service and support. Management believes Zarlink compares favorably through its focus on proprietary designs and its intellectual property for the network communications, consumer communications, and ultra low-power communications markets, and its sales and support network.

In the communications market, Zarlink focuses on the convergence of real time traffic with data. Management believes Zarlink has substantial intellectual property associated with networking real time traffic such as voice. Converged voice networking requires competencies in regulatory policies, analog and mixed-signal design, specialty processes, and voice quality.

Zarlink primarily designs and markets proprietary products that are sold to many customers in the wired, wireless, and optoelectronic segments of the communications market rather than compete with commodity products. Proprietary designs generally provide longer product life cycles with customers than commodity products and present a significant barrier to entry.

Management believes that Zarlink's sales channels and applications support compare favorably to those of its competitors by providing worldwide coverage and extended support to assist customers in getting their products to market quickly.

Within the Network  Communications  segment,  Conexant Systems, Inc. (Conexant),
PMC-Sierra, Inc., Agere Systems, Inc., Infineon Technologies AG (Infineon), Integrated Device Technology, Inc. (IDT), Silicon Laboratories, Inc. (SiliconLabs), Semtech Corporation (Semtech), Broadcom Corporation (Broadcom) and Motorola, Inc. (Motorola) are the Company's main global competitors in one or more product lines. Management believes that Zarlink competes favorably in Network Communications based on the Company's extensive intellectual property rights in converged networks and in QoS, while meeting regulatory and industry standards.

In the optoelectronic area of Network Communications, competitors in the LED and PIN diode business sectors include Agilent Technologies Inc., Honeywell Inc., Epitaxx Inc. and Tyco Electronics in North America and Infineon in Germany. In this area, management believes that Zarlink competes primarily on product specification, quality and customization capability. In the single channel VCSEL (vertical cavity surface emitting laser) market, Zarlink enjoys a shared leadership position with Honeywell. In the VCSEL array market, Zarlink was first-to-market to establish a leadership position and competes via sales support  and price  performance.  In respect  of the VSR SMART OSA  transceiver,
Zarlink competes mainly with Infineon and EMCORE Corporation, Agilent Technologies Inc., and PicoLight. Management believes that Zarlink's patented technology and higher reliability provide the Company with a competitive advantage.

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

The Company's silicon fab is located in Swindon in the United Kingdom. The Swindon facility uses bipolar technology for RF applications. IC probe and finished goods testing is done at the Company's facilities in Ottawa, Canada and in Swindon and Plymouth in the United Kingdom. Zarlink's optical fab and assembly is located in Jarfalla, Sweden. Optoelectronic components and modules are produced at the Jarfalla, Sweden facility using gallium arsenide and indium phosphide processes. Hybrid assembly and testing is performed in Caldicot, United Kingdom.

Zarlink's foundry operation serves a growing base of customers in the United States and Europe by performing sub-contract manufacturing of silicon wafers using its bipolar processes. Zarlink views this foundry business as a means of enhancing its manufacturing facilities to perform at or near full capacity with a diversified set of applications, and of hedging against market trends in any one segment.

Zarlink's semiconductor manufacturing facilities and their quality management systems are certified to the strict standards established by the International Organization for Standardization.

Research and Development

Zarlink's current R&D programs are primarily directed at developing intellectual property in the areas of IC and Optical process development, communications ICs, optoelectronic components, and ultra low-power semiconductors. Zarlink's R&D spending amounted to $75.1 in Fiscal 2004, as compared to $87.5 and $82.9 in Fiscals 2003 and Fiscal 2002, respectively.

Zarlink's process development efforts are focused on mixed signal processes and yield improvements in bipolar processes. R&D programs include development of intellectual property in the areas of network timing and synchronization functions, wide area network (WAN) chips, packet switching, packet processing, and voice processing functions, set-top box and digital TV communications chips and high performance analog ICs. Optoelectronics R&D activity is focused on Optical GaAlAs/InP process development, Zarlink's patented Smart OSA packaging technology for VSR applications, and on laser technology for short and medium range applications.

In addition, research and development efforts are focused on ultra low-power, high quality, high reliability solutions for communications and healthcare applications. Zarlink is focused on developing ultra low-power RF integrated circuits supporting short-range communications for health monitoring and other applications, including in-vivo systems. The Company is also developing high performance, ultra low-power audio data converters with technology that is also developed for use in digital hearing aids, for high growth communications and entertainment applications.

The Company intends to leverage its core competence in ultra low-power audio processing and ultra low-power wireless technology with its world-class ultra low-power integrated circuit engineering capability, to deliver compelling standard integrated circuit products, particularly for those applications spanning communications and healthcare.

Zarlink maintains product design centers in Ottawa, Canada; Jarfalla, Sweden; San Diego and Irvine, California in the United States; Caldicot, Swindon, Plymouth, Lincoln and Borehamwood in the United Kingdom; and Rotterdam in the Netherlands.

As at March 26, 2004, Zarlink employed 265 research and development personnel primarily based in the United Kingdom, Canada, Sweden, and the United States.

Employees

As at March 26, 2004, the Company employed 1,037 persons. Approximately 51% of the Company's employees are located in the United Kingdom, 20% in Canada, 16% in Sweden, 8% in the United States, and 5% in the rest of the world. Zarlink considers the relationship with its employees to be good.

Certain of the Company's employees are covered by collective bargaining agreements or are members of a labor union.

In the United Kingdom, approximately 27 employees of Zarlink's Swindon operations are unionized. The unions representing the employees include the Amalgamated Electrical and Engineering Union, the Manufacturing Science and Finance Union and the Transport and General Workers Union. Management considers the Company's relationship with the unions in the United Kingdom to be satisfactory.

In Sweden, three unions represent approximately 116 employees. The Metall Industriarbetarforbundet union represents approximately 14 production employees; the Svenska Industriarbetarforbundet union represents approximately 67 office professional employees; and the Civilingenjorsforbundet union represents approximately 35 other professional employees. It is common practice in Sweden for the national unions to negotiate minimum standards with the employer association, supplemented by additional terms negotiated by the local branches. Each agreement is for a term of three years and the current agreement expires on March 31, 2007. Management considers the Company's relationship with the unions in Sweden to be satisfactory.

Proprietary Rights

The Company owns many patents and has made numerous applications for patents relating to communications and semiconductor and optoelectronic technologies. Not withstanding the accounting treatment for patents, management believes that the ownership of patents is an important factor in exploiting associated inventions and for providing protection for its patentable technology in the areas referred to above.

The "ZARLINK" trademark and the Zarlink corporate logo are registered in Canada and the United States and have been registered in certain other countries where Zarlink conducts business. Most of the Company's other trademarks are registered or applications for registration have been filed in various countries where management has determined such registration to be advisable. Management believes that the Company's trademarks are valuable and generally supports applications for registration for marks in countries where the assessment of potential business related to the sale of products or services associated with such marks justifies such action.

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

The Company's future success depends to a significant extent on the continued service of its key technical and management personnel and on its ability to continue to attract and retain qualified employees, particularly those highly skilled design, process and test engineers involved in the development of mixed signal products and processes. The competition for such personnel is intense. The loss of the services of the Company's employees or the Company's failure to attract, retain and motivate qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has employment agreements with all of its executive officers, including Patrick J. Brockett, its President and Chief Executive Officer.

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

The Company may make strategic acquisitions and investments or enter into joint ventures or strategic alliances with other companies. Such transactions entail many risks, including the following: inability to integrate successfully such companies' personnel and businesses; inability to realize anticipated synergies, economies of scale or other value associated with such transactions; diversion of management's attention and disruption of the Company's ongoing business; inability to retain key technical and managerial personnel; inability to establish and maintain uniform standards, controls, procedures and policies; and impairment of relationships with employees and customers as a result of the integration of new personnel. In addition, future acquisitions or investments by the Company may result in the issuance of additional equity or debt securities, significant borrowings, the creation of goodwill or other intangible assets, or significant one-time write-offs. Failure to avoid these or other risks associated with such business combinations, investments, joint ventures or strategic alliances could have a material adverse effect on the Company's business, financial condition and results of operations.

There are risks inherent in the Company's international operations, which may have a material adverse effect on its business, financial condition and results of operations.

Approximately 76% of the Company's sales in Fiscal 2004 were derived from sales in markets outside the United States and 71% outside North America. The Company expects sales from foreign markets to continue to represent a significant portion of total sales. The Company operates three manufacturing facilities as well as sales and technical support service centers in Europe and Asia. Certain risks are inherent in international operations, including exposure to currency exchange rate fluctuations, political and economic conditions, unexpected changes in regulatory requirements, exposure to different legal standards, particularly with respect to intellectual property, future import and export restrictions, difficulties in staffing and managing operations, difficulties in collecting receivables and potentially adverse tax consequences. There can be no assurance that the above factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's competitive position may be affected by exchange rate fluctuations. Changes in currency exchange rates and in the financial standings of the institutions that are counterparties to the Company's financial instruments could have a material adverse effect on the Company's business, financial condition and results of operations.

On March 29, 2003, the Company changed the functional currencies in the parent company and its subsidiaries to the U.S. dollar. However, a portion of the Company's costs of sales and other expenses are denominated in U.K. pounds sterling, Canadian dollars, and several other currencies. As such, the Company's results of operations are subject to the effects of exchange rate fluctuations of those currencies relative to the U.S. dollar, the parent company's functional currency. Changes in currency exchange rates may also affect the relative prices at which the Company and its competitors sell their products in the same markets, although the markets are primarily conducted in U.S. dollars. The Company uses financial instruments, principally forward exchange contracts, in its management of foreign currency exposures on estimated net foreign currency cash requirements, principally local payrolls, and on certain significant transactions, over the ensuing 12 months. All foreign exchange contracts are carried at fair value and, to the extent these contracts qualify as effective hedges, the resulting unrealized gains and losses are deferred and included in the measurement of the related transactions when they occur. These contracts primarily require the Company to purchase and sell certain foreign currencies with or for U.S. dollars at contractual rates. To further understand the impact of these risks, refer to Other Income (Expense), included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Item 7A Quantitative and Qualitative Disclosures About Market Risk.

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

Item 2. Properties

The Company owns one facility in Swindon, United Kingdom totaling 167,700 square feet (sf) used for wafer fabrication, design, sales and administration. The Company also owns a 333,000 sf facility in Jarfalla, Sweden, that is used for semiconductor manufacturing, R&D and administration, of which 42,000 sf is sub-leased.

The Company occupies 209,000 sf of leased space in Ottawa, Canada. The Ottawa leased space consists of two interconnected buildings used for design, sales, administration, and integrated circuit design and testing. Approximately 62,000 sf of the space is sub-let to five tenants with sub-lease periods expiring from February 2006 to April 2008.

The Company occupies 49,000 sf of leased space in Portskewett, Wales, United Kingdom that is used for hybrid modules, manufacturing and administration.

The Company also leases and operates 25 regional facilities, totaling 128,600 sf, primarily dedicated to design and sales. A geographical breakdown of these facilities is as follows: nine locations in the United States totaling 43,100 sf, of which 10,800 sf is sub-leased; six locations in the United Kingdom totaling 69,300 sf, of which 6,300 sf is sub-leased; three locations in Europe totaling 6,100 sf (France, Germany, Holland); and, six locations in the Asia/Pacific region (China, Japan, Korea, Singapore, Taiwan, and Malaysia) totaling 10,100 sf.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

                             New York Stock Exchange
                                 (U.S. Dollars)

                             2004                                2003
                  ------------- -------------          ------------ ------------
                      High          Low                   High          Low
                  ------------- -------------          ------------ ------------

1st Quarter           5.44          3.55                  10.00         4.65
2nd Quarter           5.63          3.88                   5.43         1.97
3rd Quarter           4.29          2.66                   3.96         1.31
4th Quarter           4.76          3.30                   3.65         2.26

                             Toronto Stock Exchange
                               (Canadian Dollars)

                             2004                                2003
                  ------------- -------------          ------------ ------------
                      High          Low                   High          Low
                  ------------- -------------          ------------ ------------

1st Quarter           7.44          5.27                  15.90         7.05
2nd Quarter           7.70          5.20                   8.48         3.15
3rd Quarter           5.65          3.49                   6.25         2.16
4th Quarter           6.27          4.38                   5.69         3.53

Shareholders

There were 3,836 common shareholders of record as at May 28, 2004.

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

                                Fiscal Year Ended
               (at the end of fiscal year for balance sheet data)


U.S. GAAP and SEC Requirements                                  2004         2003         2002         2001         2000
                                                             -------------------------------------------------------------
Income Statement Data:
    Revenue                                                  $   198.5    $   193.8    $   222.1    $   450.2    $   409.9
    Gross margin percentage                                       45%          47%          30%          50%          46%
    Gross research and development expense                        75.1         87.5         82.9         92.9         69.5
    Net income (loss) from continuing operations                 (39.8)       (60.3)      (120.8)      (278.4)        34.2
    Net income (loss)                                            (38.6)       (57.9)      (120.8)      (270.8)        50.2
    Net income (loss) per common share from continuing
    operations
       Basic                                                      (0.33)       (0.49)       (0.98)       (2.32)        0.28
       Diluted                                                    (0.33)       (0.49)       (0.98)       (2.32)        0.27
     Net income (loss) per common share
       Basic                                                      (0.32)       (0.47)       (0.98)       (2.25)        0.42
       Diluted                                                    (0.32)       (0.47)       (0.98)       (2.25)        0.41
Balance Sheet Data:
    Working capital                                          $    95.8    $   114.8    $   156.8    $   222.0    $   263.6
    Total assets                                                 197.4        247.6        321.1        463.6        835.2
    Long-term debt                                                 0.1          0.2          0.7          4.8        149.6
    Redeemable preferred shares                                   17.6         18.9         20.6         21.4         23.5
    Shareholders' equity
       Common shares                                             768.4        768.3        767.6        762.7        546.0
       Additional paid in capital                                  2.3          2.1          4.1          1.7          -
       Deferred stock compensation                                 -            -           (0.8)        (6.8)         -
       Deficit                                                  (623.5)      (582.8)      (522.9)      (400.2)      (127.4)
       Accumulated other comprehensive loss                      (32.6)       (32.5)       (45.9)       (42.6)       (13.7)

See Note 18 to the consolidated financial statements for a discussion regarding the effect of the discontinued operations on Fiscal 2004 and 2003. For the year ended March 30, 2001, the Company recorded a gain on sale of discontinued operations of $7.6, net of a tax recovery of $10.4.

                       SUPPLEMENTARY FINANCIAL INFORMATION
             (in millions of U.S. dollars, except per share amounts)
                                   (Unaudited)


Selected Quarterly Financial Data
(in accordance with U.S. GAAP)


FISCAL 2004                                              First       Second       Third       Fourth       Full
(Unaudited)                                             Quarter     Quarter      Quarter     Quarter       Year
                                                       ----------- ----------- ------------ ----------- -----------

Revenue                                                $   53.7    $   46.6    $   47.0     $   51.2    $  198.5
Gross margin                                               25.6        19.4        21.0         23.4        89.4
Gross margin percentage                                    48%         42%         45%          46%         45%
Net loss                                                   (6.2)      (18.9)      (11.2)        (2.3)      (38.6)
Net loss per common share - basic and diluted             (0.05)      (0.15)      (0.09)       (0.02)      (0.32)


FISCAL 2003                                              First       Second       Third       Fourth       Full
(Unaudited)                                             Quarter     Quarter      Quarter     Quarter       Year
                                                       ----------- ----------- ------------ ----------- -----------
Revenue                                                $   48.0    $   46.2    $   46.8     $   52.8    $  193.8
Gross margin                                               22.1        20.7        21.2         26.4        90.4
Gross margin percentage                                    46%         45%         45%          50%         47%
Net loss                                                   (8.7)      (11.9)      (13.7)       (23.6)      (57.9)
Net loss per common share - basic and diluted             (0.07)      (0.10)      (0.11)       (0.19)      (0.47)

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

BUSINESS OVERVIEW

For almost 30 years, Zarlink  Semiconductor has delivered the integrated circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. Management believes that the Company's success is built on its technology strengths encompassing voice and data networks, and consumer and ultra low-power communications. At March 26, 2004, the Company employed 1,037 people worldwide, including 265 designers.

The  Company   segments  its  business  as  Network   Communications,   Consumer
Communications and Ultra Low-Power Communications.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the fiscal year ended March 26, 2004, compared with the two previous fiscal years. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. The consolidated financial statements, notes to the consolidated financial statements and supplementary information constitute an integral part of, and should be read in conjunction with, this Management's Discussion and Analysis.

RESULTS OF OPERATIONS

Summary of Results from Operations


(millions of U.S. dollars, except per share amounts)             2004      2003         2002
                                                                 ----      ----         ----
Consolidated revenue:                                          $ 198.5    $ 193.8     $  222.1
   Network Communications                                        107.1      115.8        114.5
   Consumer Communications                                        55.6       49.1         72.7
   Ultra Low-Power Communications                                 35.8       28.9         34.9

Operating income (loss) from continuing operations:              (45.3)     (41.7)      (128.5)
   Network Communications                                        (19.6)     (18.1)       (73.6)
   Consumer Communications                                       (24.0)     (23.0)        (8.8)
   Ultra Low-Power Communications                                 (1.7)      (4.5)         8.8
   Unallocated recoveries (costs)                                  -          3.9        (54.9)

Net loss from continuing operations                              (39.8)     (60.3)      (120.8)
Net loss per common share from
   continuing operations - basic and diluted                     (0.33)     (0.49)       (0.98)
Net loss                                                         (38.6)     (57.9)      (120.8)
Net loss per common share - basic and diluted                    (0.32)     (0.47)       (0.98)
Weighted average common shares outstanding - millions            127.3      127.1        125.6

Fiscal 2004 revenue increased by $4.7, or 2%, from Fiscal 2003. The increase in revenue was due to higher sales volumes in the Consumer Communications segment, principally in the tuners and demodulators markets, and in the audiologic component market within the Ultra Low-Power Communications segment, partially offset by decreased sales volumes in the Network Communications segment. The market continues to pose challenges as semiconductor sales volumes continue to be affected by the prolonged downturn impacting the semiconductor industry. However, increased customer bookings are beginning to show an indication of an improvement in the level of inventory held by customers.

Revenue in Fiscal 2003 decreased by $28.3, or 13%, from revenue in Fiscal 2002. The decrease in revenue was due to lower sales volumes, caused by the continued downturn in the semiconductor industry, in the Consumer Communications segment, principally in cellular wireless, and in the audiologic component market within the Ultra Low-Power Communications segment.

In Fiscal 2004, the Company recorded a net loss from continuing operations of $39.8, or $0.33 per share. This compares to a net loss from continuing operations of $60.3, or $0.49 per share, in Fiscal 2003. The Fiscal 2004 net loss was primarily a result of lower revenue due to the continued downturn in the semiconductor industry, as well as restructuring costs incurred as a result of the industry downturn. During the year, severance costs of $7.0 were recorded as the company reduced its headcount in all areas. In addition, the net loss included $11.1 of asset impairment and other restructuring costs.

In Fiscal 2003, the Company recorded a net loss from continuing operations of $60.3, or $0.49 per share. The Fiscal 2003 net loss included a recovery of stock compensation expense of $1.4, as well as an $11.5 non-cash write-down of its investment in Mitel Networks Corporation and the $6.6 impact of settling a defined benefit pension plan in the United Kingdom. The Company also incurred $5.1 of mostly non-cash foreign exchange charges, principally related to holding significant U.S. dollar cash balances in the Canadian parent company. This was partially offset by reductions in accruals related to prior years' exit activities amounting to $5.0 and by a cash settlement gain of $3.7 on the early termination of a lease by a tenant.

In Fiscal 2002, the net loss from continuing operations was $120.8, or $0.98 per share. The Fiscal 2002 net loss included a special inventory write-down of $29.1, special charges of $41.1 related to restructuring and asset impairments, stock compensation expense of $8.4, a $5.4 loss on the sale of the Bromont foundry, amortization of acquired intangibles of $4.4, and a write-off of $3.5 related to the Company's investment in Optenia, Inc. which ceased to operate.

Zarlink's operations are comprised of three reportable business segments - Network Communications, Consumer Communications, and Ultra Low-Power Communications. Zarlink's Network Communications segment specializes in voice and data network products, while the Consumer Communications segment offers semiconductor solutions for wireless handsets and digital set-top boxes. Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as pacemakers, hearing aids, portable instruments, and personal area communication devices. Zarlink sells its products through both direct and indirect channels of distribution. Factors affecting the choice of distribution include, among others, end-
customer type, the level of product complexity, the stage of product introduction, geographic presence and location of markets, and volume levels.

Network Communications
(millions of U.S. dollars)               2004       2003       2002
                                         ----       ----       ----
Revenue:                               $ 107.1    $ 115.8    $ 114.5
                                       -------    -------    -------
As a % of total revenue                     54%        60%        51%
Operating loss                         $ (19.6)   $ (18.1)   $ (73.6)
                                       -------    -------    -------

Zarlink's Network Communications products provide connectivity to the enterprise and metropolitan markets through feeder, aggregation and transmission applications and products that address the multi-protocol physical and network layers. In simple terms, Network Communications semiconductor products connect network equipment.

Revenue for Fiscal 2004 totaled $107.1, down 8% from $115.8 in Fiscal 2003 and 6% from $114.5 in Fiscal 2002. Revenue continued to be adversely affected by customer and channel inventory adjustments, a trend that began during the second half of Fiscal 2001 and continued through Fiscal 2004. Revenue declines primarily resulted from decreased sales volumes of the Company's packet switching and specialty products, partially offset by an increase in sales volumes of optical communication products.

The segment's operating loss increased to $19.6 in Fiscal 2004 from an operating loss of $18.1 in Fiscal 2003, and decreased from an operating loss of $73.6 in Fiscal 2002. The increase in net loss in Fiscal 2004 was due mainly to $6.8 of asset impairments and other restructuring costs, partially offset by the results of cost control initiatives and lower R&D spending. During Fiscal 2004, the Network Communications segment also incurred approximately $4.0 of severance costs. The Fiscal 2002 results of the Network Communications segment were adversely affected by lower sales volumes due to the downturn in the semiconductor industry. In addition, the segment recorded an excess inventory charge of $23.4 in cost of revenue for inventories estimated to be beyond its needs for the following 12 months.

Despite the above market conditions, the Network Communications segment continued its significant investment in research and development to develop and launch new products. The impact of new products on revenue in the year of introduction is not normally significant, however management believes that new product introductions are critical to supporting future revenue growth. During Fiscal 2004, the Company continued to secure design wins and introduced 61 new products to the market, up from 53 new products introduced in Fiscal 2003 and 25 in Fiscal 2002.

Consumer Communications
(millions of U.S. dollars)               2004          2003         2002
                                         ----          ----         ----
Revenue:                               $  55.6       $  49.1       $ 72.7
                                       -------       -------       ------
As a % of total revenue                     28%           25%          33%
Operating loss                         $ (24.0)      $ (23.0)      $ (8.8)
                                       -------       -------       ------

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV).

Revenue for Fiscal 2004 totaled $55.6, up 13% from $49.1 in Fiscal 2003, but down 24% from $72.7 in Fiscal 2002. Fiscal 2004 revenue increases resulted primarily from increased shipments of the Company's tuners and demodulators, partially offset by decreased sales volumes of the segment's specialty products. Fiscal 2003 revenue decreases resulted from lower sales volumes of the Company's tuners and wireless products caused by the continued downturn in the semiconductor industry.

The segment's operating loss totaled $24.0 in Fiscal 2004, up from operating losses of $23.0 in Fiscal 2003 and $8.8 in Fiscal 2002. The increase in operating loss from Fiscal 2003 to Fiscal 2004 was partially due to asset impairments and severance costs of $3.4 and $2.4, respectively, as well as lower margins resulting from increasing price pressure on certain of the Company's tuners. These impacts were partially offset by increases in revenue. The increase in operating loss from Fiscal 2002 to Fiscal 2003 resulted primarily from lower sales volumes during Fiscal 2003. In addition, the Fiscal 2002 results were adversely affected by an excess inventory charge of $5.7 to cost of revenue for inventories estimated to be beyond its needs for the following 12 months.

The Consumer Communications segment continues to invest in research and development to expand its new product portfolio of wireless and set-top box semiconductor solutions. During Fiscal 2004, the Company continued to secure design wins and introduced seven new products to the market, in addition to the ten new products introduced in Fiscal 2003 and nine in Fiscal 2002.

Ultra Low-Power Communications
(millions of U.S. dollars)                      2004        2003        2002
                                                ----        ----        ----
Revenue:                                       $ 35.8      $ 28.9      $ 34.9
                                               ------      ------      ------
As a % of total revenue                            18%         15%         16%
Operating income (loss)                        $ (1.7)     $ (4.5)     $  8.8
                                               ------      ------      ------

Zarlink's  Ultra  Low-Power  Communications  business  provides  ASIC  and  ASSP
solutions  for  applications   such  as  pacemakers,   hearing  aids,   portable
instruments and personal area communications devices.

Fiscal 2004 Ultra Low-Power Communications sales of $35.8 were up 24% from $28.9 in Fiscal 2003 and up 3% from $34.9 in Fiscal 2002. Fiscal 2004 revenue increased due predominantly to improved shipments of the Company's hearing aid and wireless products. The decline in revenue between Fiscal 2003 and 2002 resulted from higher customer inventories and reduced demand in the analog audiologic business.

The segment's operating loss improved to $1.7 in Fiscal 2004 from an operating loss of $4.5 in Fiscal 2003, and declined from operating income of $8.8 in Fiscal 2002. The Fiscal 2004 improvements resulted primarily from a more favorable product mix and increased margins, and savings resulting from cost control initiatives. These favorable impacts were partially offset by $0.6 in severance costs and asset impairment and other costs of $0.9. Fiscal 2003 operating results declined from Fiscal 2002 due to lower revenues and a weaker product mix resulting in lower gross margins.

During Fiscal 2004, the Ultra Low-Power Communications group introduced six new products in addition to the seven new products introduced in Fiscal 2003 and the seven new products introduced in Fiscal 2002.

GEOGRAPHIC REVENUE

Revenue from continuing operations, based on the geographic location of customers, was distributed as follows:


(millions of U.S. dollars)         2004       % of Total       2003       % of Total       2002       % of Total
                                   ----       ----------       ----       ----------       ----       ----------
Asia Pacific                   $    80.7          40%      $    75.5          39%      $    56.7          25%
Europe                              59.4          30            62.5          32            82.5          37
United States                       45.2          23            39.6          20            63.5          29
Canada                               9.1           5            11.2           6            15.6           7
Other Regions                        4.1           2             5.0           3             3.8           2
                               ---------         ---       ---------         ---       ---------         ---
Total                          $   198.5         100%      $   193.8         100%      $   222.1         100%
                               =========         ===       =========         ===       =========         ===

For the year ended March 26, 2004, there was no impact of the net movement in exchange rates on the Company's revenue, as a result of the Company changing its functional currency to the U.S. dollar at the end of the prior fiscal year. For the year ended March 28, 2003, the net movement in exchange rates from Fiscal 2002 favorably impacted total revenue from continuing operations by 5% ($8.9).

Asia/Pacific

Sales in the Asia/Pacific region increased by 7% in Fiscal 2004 compared to Fiscal 2003, and continue to represent the largest geographic segment of customer revenues. Sales in this region improved due to increased volumes of tuners and demodulators shipped within the Consumer Communications segment, partially offset by decreased sales of packet switching and specialty products in the Network Communications segment.

Asia/Pacific sales in Fiscal 2003 increased by 33% compared to Fiscal 2002 due to higher product sales within the Network Communications segment resulting from market improvements primarily within the Company's TDM switching, timing, and specialty product lines. In addition, the Company experienced increased shipments of tuners and demodulators in the Consumer Communications segment. Ultra Low-Power Communications sales in Asia/Pacific decreased in Fiscal 2003, as compared to Fiscal 2002, due primarily to lower sales of the Company's hearing aid products.

Europe

European sales decreased by 5% in Fiscal 2004 from Fiscal 2003 due primarily to lower sales of the Company's specialty products within the Network Communications and Consumer Communications segments. These declines were partially offset by sales improvements of audiologic products in Ultra Low-Power Communications segment.

Fiscal 2003 sales into Europe decreased by 24% from Fiscal 2002 due primarily to lower sales of Network Communications and Consumer Communications products caused by the downturn in the semiconductor industry.

United States

Sales into the United States increased by 14% in Fiscal 2004 from Fiscal 2003. The increase was due predominantly to higher sales of audiologic and wireless products in the Ultra Low-Power Communications segment, and increased shipments of wireless products within the Consumer Communications segment.

Sales decreased by 38% in the United States in Fiscal 2003 from Fiscal 2002. The decrease was due to lower product sales, predominantly in the Consumer Communications segment and also in the Ultra Low-Power Communications segments caused by the downturn in the semiconductor industry.

Canada

Canadian sales decreased by 19% in Fiscal 2004 from Fiscal 2003, and by 28% in Fiscal 2003 from Fiscal 2002 due primarily to declining sales of the Company's legacy products in the Network Communications segment.

Other Regions

Sales into other regions decreased by $0.9 in Fiscal 2004 compared with Fiscal 2003, and increased by $1.2 in Fiscal 2003 as compared to Fiscal 2002.

GROSS MARGIN

(millions of U.S. dollars)               2004            2003            2002
                                         ----            ----            ----
Gross margin                             $89.4         $  90.4         $  65.7
As a % of total revenue                     45%             47%             30%

The Company's gross margin as a percentage of revenue was 45% for the year ended March 26, 2004, compared to 47% in Fiscal 2003. The gross margin declines in Fiscal 2004 compared to Fiscal 2003 were attributable to the increased proportion of Consumer Communications products in the overall mix. Margins in the Consumer Communications segment were also lower due to price pressure on the Company's tuners. Gross margin also included severance costs of $1.1, as the Company continues its outsourcing initiatives. These impacts were partially offset by more favorable product mixes in the Ultra Low-Power and Network Communications segments. The Fiscal 2003 gross margin was favorably impacted by one percentage point principally due to selling previously written-down Network Communications inventory. The improvement was partially offset by severance costs of $1.0 related to cost reductions undertaken within the operations group.

The higher gross margin in Fiscal 2003 compared to Fiscal 2002 was attributable to lower overall manufacturing costs, and a favorable product mix in the Network Communications and Consumer Communications segments.

In addition, Fiscal 2002 gross margin was adversely impacted by a $29.1 inventory obsolescence charge to cost of revenue. Margins were also lower in Fiscal 2002 due to the declining sales volumes of Network Communications and Consumer Communications products and the associated negative manufacturing variances resulting from lower plant utilization.

OPERATING EXPENSES

Research and Development (R&D)

(millions of U.S. dollars)               2004            2003           2002
                                         ----            ----           ----
R&D expenses                            $ 75.1          $ 87.5         $ 82.9
As a % of total revenue                     38%             45%            37%

R&D expenses decreased by 14%, or $12.4, in Fiscal 2004 from Fiscal 2003, primarily due to cost reduction activities. The Company continues to focus its R&D resources on programs and products that demonstrate superior potential for near and medium term revenue. This decrease in expense was partially offset by severance costs of $2.6 as the Company reduced its R&D headcount by approximately 147 employees. In Fiscal 2003, the Company recorded R&D severance costs of $2.8, which were mainly related to the Company's decision in Fiscal 2003 to cease product development in the VDSL (Very high rate Digital Subscriber
Line) market in order to concentrate its R&D resources on higher and more immediate growth opportunities. Fiscal 2003 R&D increased by 6%, or $4.6, relative to Fiscal 2002 R&D primarily due to new product development, increased headcount in certain R&D projects to accelerate time to market initiatives and certain severance costs associated with project cancellations.

The Company is dedicated to continuing its investments in high-growth areas within the Network Communications, Consumer Communications, and in Ultra Low-Power Communications segments.

In the Network Communications product line, R&D activities focused on the following areas:

o Time Division Multiplex (TDM) Switching - Solutions to set new industry standards for channel density, levels of integration, feature sets and power density for enterprise, edge and metro segments;

o     Network Timing and  Synchronization  - Digital and Analog Phase Lock Loops
      (PLL) solutions for T1/E1 to SONET/SDH equipment requiring accurate and standards driven timing and synchronization;

o Voice Processing Solutions - Low, medium and high-density voice echo cancellation solutions meeting G.168 standards for wireless, wired and enterprise segments;

o TDM to Internet Protocol (IP) Processing Solutions - Meeting network convergence with TDM to IP processing solutions for applications requiring Circuit Switched Traffic over Packet Domains;

o Ethernet Switching - Fast Ethernet (FE) to Gigabit Ethernet (GbE) switching for communication backplanes and linecards; and

o Receivers and transmitters for single mode fiber (SMF) targeting the access network as well as industrial applications where customization is required.

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

In the Ultra Low-Power Communications business segment, R&D activities focused on semiconductor solutions and technologies for a variety of in-vivo, wireless and audiological applications, including:

o High performance custom Coder/Decoders (CODECs) chips for major hearing aid companies;

o     More  application-specific  standard products (ASSPs) as opposed to custom
      ASICs;

o     High  performance,  ultra low-power audio data converters  technology also
      used  in  digital  hearing  aids,  for  high  growth   communications  and
      entertainment applications;

o Surge protection chips used in implantable pacemakers and defibrillators for cardiac rhythm management; and

o     Ultra  low-power  integrated  circuits  supporting   short-range  wireless
      communications   for   healthcare   and  other   applications,   including
      implantable and in-vivo systems.

Selling and Administrative (S&A)

(millions of U.S. dollars)                    2004         2003           2002
                                              ----         ----           ----
S&A expenses                               $  48.5       $  48.5       $  52.0
As a % of total revenue                         24%           25%           23%

Overall S&A expenses were unchanged in Fiscal 2004 as compared to Fiscal 2003. S&A expenses in Fiscal 2004 included approximately $3.3 of severance charges within the sales, marketing, and other administrative functions in France, Canada and various other geographic regions, which were partially offset by savings realized by these cost reduction activities. During Fiscal 2003, the Company implemented cost reduction strategies within the sales and marketing organizations and various general administration functions across all geographic regions. Severance costs of $3.0 were recorded in S&A operating costs during Fiscal 2003.

In Fiscal 2003, S&A expenses decreased by $3.5, or 7%, from Fiscal 2002 as a result of cost reductions implemented during that year in response to the industry downturn.

The Company anticipates a reduction in S&A expenses in Fiscal 2005 as compared to Fiscal 2004 as a result of these cost reduction activities.

Stock Compensation Expense

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs and from stock options awarded to former employees. In prior years, the Company also recorded stock compensation expense and recovery arising from retention conditions associated with the stock awarded to certain employees of Vertex Networks, Inc. (Vertex), which was acquired in July 2000. During Fiscal 2004, the Company recorded stock compensation expense of $0.2, as compared to a stock compensation recovery of $1.4 in Fiscal 2003 and expense of $8.4 in Fiscal 2002. The compensation expense in Fiscal 2004 represented the amortization of the fair value of stock options awarded to a former employee. The compensation recovery in Fiscal 2003 consisted of a $1.9 recovery of previously recorded stock compensation expense resulting from the decrease in market price of the underlying common stock in Fiscal 2003, offset by stock compensation expense of $0.5 due to the vesting of restricted stock awarded to employees of Vertex. The expense in Fiscal 2002 consisted of $6.0 due to the vesting of restricted stock awarded to Vertex employees, as well as $2.4 expense from options subject to accelerated vesting conditions and option exchange programs.

Asset Impairment and Other

During Fiscal 2004 the Company recorded $11.1 of asset impairment and other restructuring costs. As a result of a review of the ongoing usage of the Company's testing equipment and enterprise resource planning system, the Company recorded an asset impairment loss on fixed assets of $6.1. The Company also performed a review of its patent portfolio and recorded a charge on other assets of $4.1, as it was no longer possible to reasonably forecast significant cash flows expected to be saved or generated related to these assets. In addition, the Company recorded a charge of $0.6 related to excess space under lease contract in Canada, and a charge of $0.3 related to impairment on software design tools.

Loss (Recovery) on Sale of Business

On February 22, 2002, Zarlink sold its foundry facility in Bromont, Quebec, and related business to DALSA Semiconductor Inc. (DALSA) for $16.9. Under the agreement, Zarlink received $13.0 in cash from DALSA and retained a 19.9% investment in the Bromont foundry, which was subsequently sold in Fiscal 2003. In Fiscal

2002, the Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2.

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

In Fiscal 2003, the Company recorded a reversal of $2.5 related to the reduction of certain provisions accrued at the time of the Bromont and Plymouth foundry sales in Fiscal 2002. The excess provision was reversed as a result of a reduction in the remaining costs to separate the businesses and to settle claims. In the fourth quarter of Fiscal 2004, the remaining provision of $0.2 was reversed as the Company does not expect to incur any further costs related to the foundry sales.

Special Charges

Special Charge Recorded in Fiscal 2002

During Fiscal 2002, the Company recorded a special charge of $41.1 related to restructuring and certain asset impairments.

In response to the industry downturn, the Company announced on May 10, 2001, that it had implemented a cost-containment plan in order to preserve cash resources. The cost-containment plan included a workforce reduction of approximately 17% of the Company's total employee base or 439 employees globally. The workforce resizing was in addition to a 5% workforce reduction that was completed in the fourth quarter of Fiscal 2001. Accordingly, the Company recorded a pre-tax special charge of $34.6 related to that program in the quarter ended June 29, 2001. The special charge was comprised of a workforce reduction charge of approximately $26.7 primarily relating to the cost of severance and benefits for the termination of 439 employees throughout the world in Fiscal 2002, and a charge of approximately $7.9 relating to the cost of lease and contract settlements.

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

The Company also reviewed the carrying value of certain manufacturing assets in the year ended March 29, 2002. Based on an analysis of estimated future undiscounted cash flows resulting from changes in the expected use of these fixed assets, the Company determined that the carrying value of these fixed assets was impaired and recorded a write-down of $4.6. The Company also recorded a write-down of $2.1 in the year ended March 29, 2002, related to the economic uncertainty of certain long-term investments held at cost.

The fourth quarter special charge was net of a reversal of $3.1 from the first quarter restructuring provision that was no longer required. The reversal was due to savings on the workforce reduction program and to the subsequent sub-letting of vacant space in Irvine, California just after the close of Fiscal 2002.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was nil in Fiscal 2004 and Fiscal 2003 and $4.4 in Fiscal 2002. The remaining acquired intangibles, including goodwill, resulting from the acquisition of Vertex on July 28, 2000, were expensed in Fiscal 2002. The Fiscal 2002 expense was comprised of regular amortization of $2.8 and an accelerated write-down of $1.6 associated with the impairment of other acquired intangibles to reduce the carrying value to nil as at March 29, 2002.

OTHER INCOME (EXPENSE)

In Fiscal 2004, other income was $0.9, as compared to an expense of $16.5 in Fiscal 2003 and income of $7.1 in Fiscal 2002. Other income (expense) was comprised of interest income, foreign exchange gains and losses, and other non-operating gains and losses.

Interest income was $1.3 for the year ended March 26, 2004 as compared to $3.0 in Fiscal 2003 and $5.5 in Fiscal 2002. The year over year decreases from Fiscal 2002 to Fiscal 2004 were due to lower average cash balances on hand and to lower interest rates.

Foreign exchange losses in Fiscal 2004 amounted to $1.0 (2003 - loss of $5.6; 2002 - gain of $7.3). In Fiscal 2004, net losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates. During Fiscal 2003, there was a $5.1 net decrease in earnings due to the foreign exchange revaluation of short-term investments held in currencies other than the functional currency of the parent company. Other foreign exchange losses amounted to $0.5 in Fiscal 2003. Fiscal 2002 foreign exchange gains resulted primarily from increases in the market value of certain forward contracts prior to their designation as cash flow hedges.

During the third quarter of Fiscal 2004, the Company sold its investment in a privately held company for cash proceeds of $0.6. The investment had a carrying value of $nil resulting from an impairment charge recorded in Fiscal 2002, resulting in a gain on sale of $0.6 during Fiscal 2004. In Fiscal 2003 the Company sold its investment in DALSA for cash proceeds of $4.2 and recorded a gain on sale of $0.7.

In Fiscal 2003, the Company recorded an $11.5 non-cash write-down of its investment in Mitel Networks Corporation (Mitel), as a result of the Company's ongoing assessment of financial information and ongoing challenges in the enterprise communications market. Reference is made to the Company's policy on Investments in Private Companies, included in Critical Accounting Policies and Significant Estimates of Form 10-K for the year ended March 28, 2003.

During Fiscal 2003, the Company recorded a charge of $6.6 related to the settlement of the U.K. defined benefit pension plan. The Company also negotiated the settlement of a long-term lease contract with a tenant at the Company's Sweden plant. The Company recorded a recovery of $3.7 in Fiscal 2003 in connection with the cash proceeds from the lease settlement. During Fiscal 2002, the Company recorded an equity loss from its investment in Optenia, Inc. amounting to $2.2. There were no further equity losses recorded during Fiscal 2003 or Fiscal 2004 as the investment in Optenia, Inc. was written off to nil in the fourth quarter of Fiscal 2002 after it went into bankruptcy.

INTEREST EXPENSE

Interest expense was $0.9 for Fiscal 2004, compared with $1.0 and $0.8 for Fiscal 2003 and Fiscal 2002, respectively. Interest expense relates primarily to financing costs related to the Company's pension plan in Sweden and interest on capital leases.

INCOME TAXES

The Company's effective tax rate is based on pre-tax income, statutory tax rates and tax planning strategies available to it in the various jurisdictions in which it operates. In determining net income, significant management judgment is required in determining the Company's effective tax rate, in evaluating its tax position and in determining the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses. The Company establishes reserves when, despite its belief that its tax return positions are supportable, it believes these positions may be challenged. The Company adjusts these reserves as warranted by changing facts and circumstances. Although the Company believes its estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

A number of years may elapse before a particular matter for which the Company has established a reserve is audited and finally resolved. The number of years for which the Company has audits that are open varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of the resolution, the Company believes that its reserves reflect the probable outcome of known tax contingencies. Favorable resolutions would be recognized as a reduction of its tax expense in the year of resolution. Unfavorable resolutions would be recognized as a reduction to its reserves, a cash outlay for settlement and a possible increase to its annual tax provision. Such differences could have a material impact on the income tax provision and operating results in the period in which such determination is made.

Income tax recovery for Fiscal 2004 was $5.5, compared with an income tax expense of $1.1 for Fiscal 2003 and a recovery of $1.4 for Fiscal 2002. The tax recovery in Fiscal 2004 was due primarily to tax recoveries on current year losses, tax refunds received, and changes in management estimates of future tax recoveries and probable outcomes on historical tax filings based on settlement of past audits, passage of time, and tax losses accumulated during our most recent fiscal years. The tax expense in Fiscal 2003 was mainly comprised of Canadian income and capital taxes. The recovery in Fiscal 2002 was principally due to the loss on sale of the CMOS foundry in Bromont, Canada.

During the year, the Company received tax refunds in excess of its original provision estimates in both its domestic and foreign operations. These amounts were booked as tax recoveries during the year. The refunds account for $2.8 of the income tax recovery.

Based on its periodic review, management determined that an adjustment was required to its income tax provision, and deferred tax asset balances, in the fourth quarter of Fiscal 2004. These adjustments were based upon an overall assessment of the settlements of past audits, passage of time in certain jurisdictions, and tax losses incurred in its domestic operations. Based upon this assessment, the Company recorded an income tax recovery of $4.4 related to the adjustment of these income tax accruals. In addition, based upon consideration of recent losses, the Company recorded a deferred income tax expense of $3.1 related to an increase in the valuation allowance on the Company's investment tax credits in Canada, resulting in a net income tax recovery of $1.3 booked during the year.

The remaining $1.4 relates to income taxes recoverable for tax loss carrybacks, net of current year taxes paid.

In Fiscal 2004, Zarlink's effective tax rate was a recovery of 12%. This rate was lower than the 35% domestic tax rate due to unrecorded temporary differences and losses incurred during the year net of the recoveries discussed above. The Company's effective tax rate was an expense of 2% in Fiscal 2003. This tax rate was lower than the 35% domestic tax rate due to unrecorded temporary differences and losses incurred during the year. In Fiscal 2002, Zarlink's effective tax rate was a recovery of 1%. This tax rate was lower than the 35% domestic tax rate primarily due to unrecorded temporary differences and losses incurred during Fiscal 2002.

The Company had a valuation allowance at the end of Fiscal 2004 of $176.8 (Fiscal 2003 - $128.1; Fiscal 2002 - $75.8). Management has determined that sufficient uncertainties continue to exist regarding the realization of certain of its deferred tax assets and consequently a valuation allowance is required to reduce the recorded value of these assets. The increase in the allowance relates mainly to unrecorded investment tax credits, losses, and reversing deductible temporary differences incurred in Fiscal 2004 in the Company's domestic and foreign jurisdictions.

DISCONTINUED OPERATIONS

Communications Systems Business (Systems)

During Fiscal 2001, the Company concluded the sale of the Systems business to Dr. Terence H. Matthews for net proceeds of $196.7, after adjustments, in exchange for selling a 90% ownership interest in the Company's communications systems business and most of its real property in Ottawa, Canada. During Fiscal 2004 the Company recorded an adjustment of $1.2 related to a tax recovery on discontinued operations, resulting from management's revision of estimates based on the closure of audit years in certain foreign jurisdictions. During Fiscal 2003, and on the second anniversary of the sale of the Systems business, the Company recorded a recovery of $2.4 related to the reversal of excess provisions based upon remaining costs to settle claims. There were no discontinued operations included in the results of operations for the year ended March 29, 2002.

NET LOSS

The Company recorded a net loss of $38.6, or $0.32 per share in Fiscal 2004. This compares to a net loss of $57.9, or $0.47 per share, in Fiscal 2003. In Fiscal 2002, net loss was $120.8, or $0.98 per share.

The net loss in Fiscal 2004 was mainly due to lower revenue caused by the continued downturn in the semiconductor industry, as well as the impairment and restructuring expenses discussed elsewhere in this Management Discussion and Analysis.

The net loss in Fiscal 2003 was mainly due to lower revenue, caused by the continued industry downturn, and to non-operating charges described and included in Other Expense.

The Fiscal 2002 net loss resulted primarily from lower revenue due to the communications industry downturn, which in turn led to a charge for excess inventory of $29.1 and special charges of $41.1. The loss also included the $5.4 loss on sale of the Bromont foundry business, stock compensation expense of $8.4, and the impairment of the Company's equity investment in Optenia amounting to $3.5.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2004, cash, cash equivalents, short-term investments and restricted cash balances totaled $91.8, down from $119.2 at March 28, 2003. Cash and cash equivalents at March 26, 2004, included in the amount above, were $27.0 (2003 - $23.5).

Cash used in operating activities during Fiscal 2004 was $20.3 as compared to $24.7 during Fiscal 2003. Cash flow used in operations before changes in working capital was $11.6 during Fiscal 2004 compared to cash flow used in operations of $26.4 during Fiscal 2003. The decrease in cash flow used in operations during Fiscal 2004 mainly resulted from improved operating earnings compared to Fiscal 2003. Since March 28, 2003, the Company's working capital, as reflected in the consolidated statements of cash flows, increased by $8.7, mostly due to the reduction of accounts payable and accrued liabilities and increases in accounts receivable and prepaid expenses, caused by the timing of cash receipts and payments during the year. This was partially offset by a reduction in inventory levels. Management expects to further draw down inventory levels in Fiscal 2005 by reducing cycle times and managing inventories on a build-to-order basis. In comparison, the Company's working capital decreased by $1.7 during Fiscal 2003, mostly due to the reduction of inventories and improved cash collections from trade receivables. This was offset by reductions of trade accounts payable and other accrued liabilities, increases in prepaid expenses, and on the settlement of certain pound sterling denominated hedge contracts.

Cash provided from investing activities was $30.9 for the year ended March 26, 2004 compared to cash used of $12.8 used during Fiscal 2003. The net cash inflow from investing activities during Fiscal 2004 primarily resulted from net sales of short-term investments totaling $34.7, and proceeds upon disposal of certain fixed assets of $1.1. This increase was partially offset by purchases of fixed and other assets totaling $5.5. The fixed asset additions were primarily related to test equipment and continuing improvements to existing information technology resources. Capital expenditures declined in Fiscal 2004 as compared with Fiscal 2003. Management expects Fiscal 2005 capital spending to remain consistent with Fiscal 2004 levels. In addition, proceeds of $0.6 were received upon sale of the Company's investment in a privately held company. The cash outflow from investing activities during Fiscal 2003 was primarily the result of net purchases of short-term investments totaling $8.9. Cash balances were also reduced by purchases of fixed and other assets totaling $8.1, offset by proceeds of $0.4 from the disposal of certain fixed assets. The fixed asset additions were primarily related to design tools and continuing improvements to information technology resources. Capital expenditures declined significantly in Fiscal 2003 when compared with Fiscal 2002. A net reduction of long-term investments of $3.8 in Fiscal 2003 resulted from cash proceeds of $4.2 received as a result of the sale of the Company's minority investment in DALSA, offset by a small investment purchased during the year.

Cash used in financing activities during Fiscal 2004 totaled $7.5. The cash outflow was primarily the result of an increase in restricted cash of $3.8. During Fiscal 2004, cash and cash equivalents of $3.3 were hypothecated under the Company's credit facility to cover outstanding letters of credit. The Company also pledged $0.5 as a security for a custom bond and related credit facilities. In addition, cash outflows resulted from the repayment of capital lease liabilities in the amount of $0.5, the repurchase of $1.2 of the Company's redeemable preferred shares, and the payment of $2.1 for dividends on the preferred shares. A cash inflow of $0.1 was received from the issuance of new common shares upon the exercise of stock options. During Fiscal 2003, cash flows used in financing activities totaled $18.6, primarily as a result of an $8.0 payment to settle the Company's defined benefit pension plan in the United Kingdom. During Fiscal 2003, the Company also hypothecated $6.2 of cash and cash equivalents under its revolving global credit facility to cover outstanding letters of credit. The repayment of capital lease liabilities in the amount of $2.0, the repurchase of $1.6 of the Company's redeemable preferred shares, and the payment of $1.5 for dividends on the preferred shares also negatively impacted cash flows. These cash outflows were offset by $0.7 received from the issuance of new common shares upon the exercise of stock options.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately

$2.7 in Fiscal 2005 after the final adjustments are calculated. This amount was included in other accrued liabilities as at March 26, 2004.

On June 6, 2002, the Company announced its Board of Directors had authorized the continuation of its normal course issuer bid program to repurchase and cancel up to 6,358,203 common shares, over a twelve-month period beginning on June 10, 2002 and ending on June 9, 2003. No common shares were repurchased under the renewed program for the year period ended June 9, 2003, or under the previous program during the period from June 9, 2001 to June 8, 2002. The program expired on June 9, 2003 and was not renewed by the Company.

As at March 28, 2003, the Company had not met a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility, as a result of restructuring and impairment losses recorded during the year. A waiver was obtained from the bank in respect of the financial covenant. During Fiscal 2004, the Company cancelled the operating line component of its revolving global credit facility, as it was not being utilized or required by the Company. This resulted in reducing the total credit facility from $18.9 (Cdn $25.0) to a facility of $9.5 (Cdn $12.5) available for letters of credit. In addition, the financial covenant with respect to the shareholder's equity was modified under the new agreement such that no waiver was required as at March 26, 2004.

As at March 26, 2004, cash and cash equivalents totaling $9.5 were hypothecated under the credit facility to cover outstanding letters of credit. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 of letters of credit were outstanding related to the Company's Supplementary Executive Retirement Plan (SERP) plan. In addition, $0.8 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.5 as a security for a custom bond and related credit facilities. The credit facilities are subject to periodic review, including the determination of certain financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

The following tables provide a summary of the effect on liquidity of the Company's contractual obligations as of March 26, 2004:


                                                              Payments Due by Period
                                          --------------------------------------------------------------
                                                 Less than 1
Contractual Obligations                   Total      year      1 - 3 years   4 - 5 years   After 5 years
-----------------------                   -----      ----      -----------   -----------   -------------
Capital Lease Obligations                $  0.2     $  0.1        $  0.1        $  --         $   --
Operating Leases (1)                       36.2        7.6          11.0          7.5           10.1
Purchase Obligations (2)                   18.8        8.7          10.1           --             --
                                         ------     ------        ------        -----         ------
Total Contractual Obligations            $ 55.2     $ 16.4        $ 21.2        $ 7.5         $ 10.1
                                         ======     ======        ======        =====         ======

(1) Operating lease commitments exclude payments to be received under noncancelable sublease arrangements.
(2) Purchase obligations consist of commitments to purchase design tools and software for use in product development. Wafer purchase commitments have not been included in the above table, as the pricing and timeframe of payment are not fixed, and will vary depending on the Company's manufacturing needs. The Company does not have obligations that exceed expected wafer requirements.


                                                  Amount of Committed Expiration per Period
                                        ---------------------------------------------------------------
                                               Less than 1
Other Commercial Commitments           Total       year       1 - 3 years   4 - 5 years   After 5 years
                                       -----   -----------    -----------   -----------   -------------
Letters of Credit (3)                 $  9.5      $  9.5        $   --        $    --         $   --
Guarantees (4)                           0.5         0.5            --             --             --
                                      ------      ------        ------        -------         ------
Total Commercial Commitments          $ 10.0      $ 10.0        $   --        $    --         $   --
                                      ======      ======        ======        =======         ======

(3) Cash and cash equivalents of $9.5 have been hypothecated under the Company's credit facility to cover these letters of credit, as discussed elsewhere in this Management's Discussion and Analysis.
(4) The Company has pledged $0.5 as a security for a custom bond and related credit facilities, as discussed elsewhere in this Management's Discussion and Analysis.

COMMITMENTS AND GUARANTEES

Performance Guarantees

Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the discontinued Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation (Mitel). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee at May 28, 2004, was $36.7 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. The Company has not recorded a liability in its consolidated financial statements associated with this guarantee.

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

In connection with the sale of the Systems business described in Note 18, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at March 26, 2004, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities in certain foreign jurisdictions.

As at March 26, 2004, the Company has provided security to the financial institution of a subsidiary in the form of a guarantee amounting to $2.9 in relation to the subsidiary's liabilities for custom and excise duties.

Supply Agreements

The Company has wafer supply agreements with three independent foundries, which expire from 2005 to 2007. Under these agreements, the suppliers are obligated to provide certain quantities of wafers per year. None of the agreements have minimum unit volume purchase requirements.

BACKLOG

The Company's 90-day backlog as at March 26, 2004 was $38.7 (2003 - $36.9). Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Backlog increased from the prior quarter due to increased bookings across the Consumer and Network Communications segments.

The comparative backlog amount has been adjusted to reflect the Company's revised methodology of applying distributor stock rotations and allowances against distributor orders at the time of booking. The revised methodology better matches order backlog with the net sales recorded at the time of shipment.

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

In general, any changes in estimates or assumptions relating to revenue recognition, provisions for inventory, and provisions for restructuring are directly reflected in the results of our reportable operating segments. Changes in estimates or assumptions pertaining to income tax asset valuations are not reflected in our reportable operating segments, but are reflected on a consolidated basis.

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

Restructuring

The Company has undertaken, and may in the future undertake, restructuring initiatives which have required the development of formalized plans for exiting certain activities. All restructuring charges have been accounted for in accordance with Emerging Issues Task Force Issue No. 94-3 (EITF 94-3), Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs Incurred in a Restructuring), and Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities, depending on the time of the restructuring activity. These activities require estimation of the cost and timing of expenses for lease cancellations, severance, and other restructuring costs. Given the significance, complexity and the timing of the execution of such activities, management periodically reassesses the assumptions used and estimates made upon initial recognition of the costs. Although management does not anticipate significant changes, actual costs may differ from these estimates.

During Fiscal 2004, the Company continued to reduce its workforce and incurred and paid severance costs of $7.0. Reductions were performed globally across all job categories and business units. During Fiscal 2003, Zarlink reduced its workforce across all geographic regions and withdrew from the VDSL market in order to concentrate its R&D resources on higher and more immediate growth opportunities. As a result, the Company incurred and paid severance costs of $6.8. During Fiscal 2002, the Company recorded significant reserves in connection with a restructuring program. These reserves included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although management does not anticipate significant changes, the actual costs may differ from these estimates.

Income Taxes

The Company is subject to income taxes in Canada, Sweden, the United Kingdom, the United States and numerous other foreign jurisdictions. The effective tax rate is based on pre-tax income, statutory tax rates and available tax planning strategies. In determining net income, significant management judgment is required in determining the effective tax rate, in evaluating the tax position and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses. The Company has recorded a valuation allowance on its deferred tax assets, and recorded only deferred tax assets that can be applied against income in taxable jurisdictions or applied against deferred tax liabilities that will reverse in the future. In establishing the appropriate valuation allowance for tax loss carry-forwards and investment tax credits, it is necessary to consider all available evidence, both positive and negative.

Management periodically reviews the Company's provision for income taxes and valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the provision and valuation allowance, it may be determined that an adjustment is required. This adjustment may have a material impact on the Company's financial position and results of operations.

Based on its periodic review, management determined that an adjustment was required to its income tax provision, and deferred tax asset balances, in the fourth quarter of Fiscal 2004. These adjustments were based upon an overall assessment of the settlements of past audits, passage of time in certain jurisdictions, and tax losses incurred in its domestic operations. Based upon this assessment, the Company recorded an income tax recovery of $4.4 related to the adjustment of these income tax accruals. In addition, based upon consideration of recent losses, the Company recorded a deferred income tax expense of $3.1 related to an increase in the valuation allowance on the Company's investment tax credits in Canada, resulting in a net income tax recovery of $1.3 booked during the year.

Long-Lived Assets

The Company evaluates the recoverability of property, plant and equipment in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". Management assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset groupings may not be recoverable. In assessing the impairment, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management's evaluation.

As a result of the restructuring activities incurred in the year ended March 28, 2004, the Company recorded an asset impairment charge of $6.1 resulting from a review of the usage of the Company's testing equipment and enterprise resource planning system. In addition, the Company recorded a charge of $4.1 on patent assets, as management had assessed that it was no longer possible to reasonably forecast significant cash flows expected to be saved or generated related to these assets.

Foreign Currency Translation

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

Forward-Looking Statements

Certain statements in this Management's Discussion and Analysis constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Zarlink, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and assumptions include the following: general economic and business conditions; increasing price and product/service competition by foreign and domestic competitors, including new entrants; demographic changes; import protection and regulation; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; changes in environmental and other domestic and foreign governmental regulations; product mix; protection and validity of patent and other intellectual property rights; industry competition, industry capacity and other industry trends; the ability of Zarlink to attract and retain key employees and other factors referenced elsewhere in this Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss that may impact the financial statements of the Company due to adverse changes in financial market prices and rates. Zarlink is exposed to market risk from changes in foreign exchange and interest rates. To manage these risks, the Company uses certain derivative financial instruments including foreign exchange forward contracts and other derivative instruments from time to time, which have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes.

The Company uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company, after the change to the U.S. dollar as the functional currency in Fiscal 2004, relate to the Canadian dollar, the Swedish Krona and the U.K. pound sterling. At March 26, 2004, there were unrealized losses of $0.2 on the forward contracts and foreign currency options relating to Fiscal 2005. The unrealized loss is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts and foreign currency options on March 26, 2004, if it became necessary to unwind these contracts. Additional potential gains in the net fair value of these contracts, assuming a 5% appreciation in the U.S. dollar against all currencies, at March 26, 2004, would have been approximately $1.4. Conversely, a 5% depreciation in the U.S. dollar against all currencies would have produced a loss of $1.7. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

For Fiscal 2005, the Company's primary exposure to interest rates is expected to be in the rollover of its short-term investment portfolio. In accordance with Company policy, cash equivalent and short-term investment balances are primarily comprised of high-grade money market instruments with original maturity dates of less than one year. The Company does not hedge the re-investment risk on its short-term investments.

Based on a sensitivity analysis performed on the financial instruments held at March 26, 2004 that are sensitive to changes in interest rates, the impact to the fair value of our cash equivalents and short-term investments portfolio by an immediate hypothetical parallel shift in the yield curve of plus or minus 50, 100 or 150 basis points would result in an insignificant decline or increase in portfolio value.

The estimated potential losses discussed previously assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in market factors and do not represent projected losses in fair value that the Company expects to incur. Any future financial impact would be based on actual developments in global financial markets. Management does not foresee any significant changes in the strategies used to manage foreign exchange and interest rate risks in the near future.

Item 8. Financial Statements and Supplementary Data

The following financial statements and supplementary data are filed as part of this Annual Report on Form 10-K.

Auditors' Report to the Shareholders

Consolidated Balance Sheets as at March 26, 2004 and March 28, 2003

Consolidated Statements of Shareholders' Equity for the years ended March 26, 2004, March 28, 2003, and March 29, 2002

Consolidated Statements of Loss for the years ended March 26, 2004, March 28, 2003, and March 29, 2002

Consolidated Statements of Cash Flows for the years ended March 26, 2004, March 28, 2003, and March 29, 2002

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Shareholders of Zarlink Semiconductor Inc.:

We have audited the consolidated balance sheets of Zarlink Semiconductor Inc. as at March 26, 2004 and March 28, 2003 and the consolidated statements of shareholders' equity, loss, and cash flows for each of the years in the three-year period ended March 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 26, 2004 and March 28, 2003 and the results of its operations and its cash flows for each of the years in the three-year period ended March 26, 2004, in accordance with United States generally accepted accounting principles.

On April 30, 2004, except for notes 6, 17 and 25, as to which the date is June 9, 2004, we reported separately to the shareholders of Zarlink Semiconductor Inc. on financial statements for the same periods, prepared in accordance with Canadian generally accepted accounting principles.



Ottawa, Canada                                       /s/ Ernst & Young LLP
April 30, 2004                                       ---------------------
except for notes 6, 17                               Chartered Accountants
and 25, as to which the
date is June 9, 2004

                           Zarlink Semiconductor Inc.
                     (Incorporated under the laws of Canada)
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)


                                                                  March 26,    March 28,
                                                                    2004         2003
                                                                  ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                      $   27.0     $   23.5
   Short-term investments                                             54.8         89.5
   Restricted cash                                                    10.0          6.2
   Trade accounts receivable - less allowance for doubtful
     accounts of $0.3 (March 28, 2003 - $1.1)                         24.1         20.3
   Other accounts receivable                                           2.3          4.2
   Note receivable, net of deferred gain of $17.1
      (March 28, 2003 - $15.8)                                         0.1         --
   Inventories                                                        20.8         24.0
   Deferred income tax assets - net                                   --            1.0
   Prepaid expenses and other                                          5.1          3.2
                                                                  --------     --------
                                                                     144.2        171.9
Fixed assets - net                                                    41.1         56.4
Deferred income tax assets - net                                       7.5         10.4
Other assets                                                           4.6          8.8
Note receivable, net of deferred gain of $17.1
  (March 28, 2003 - $15.8)                                            --            0.1
                                                                  --------     --------
                                                                  $  197.4     $  247.6
                                                                  ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Trade accounts payable                                         $   15.0     $   10.1
   Employee-related payables                                          11.1         15.5
   Income and other taxes payable                                      7.9         13.0
   Provisions for exit activities                                      2.7          4.2
   Other accrued liabilities                                          10.9         12.7
   Deferred credits                                                    0.7          1.0
   Current portion of long-term debt                                   0.1          0.6
                                                                  --------     --------
                                                                      48.4         57.1
Long-term debt                                                         0.1          0.2
Pension liabilities                                                   16.7         14.3
Deferred income tax liabilities - net                                 --            2.0
                                                                  --------     --------
                                                                      65.2         73.6
                                                                  --------     --------
Redeemable preferred shares, unlimited shares authorized;
   non-voting; 1,390,300 shares issued and outstanding
   (2003 - 1,451,600)                                                 17.6         18.9
                                                                  --------     --------
Commitments and contingencies (notes 8, 10 and 11)
  Shareholders' equity:
   Common shares, unlimited shares authorized; no par value;
     127,301,411 shares issued and outstanding
     (2003 - 127,265,316)                                            768.4        768.3
   Additional paid-in capital                                          2.3          2.1
   Deficit                                                          (623.5)      (582.8)
   Accumulated other comprehensive loss                              (32.6)       (32.5)
                                                                  --------     --------
                                                                     114.6        155.1
                                                                  --------     --------
                                                                  $  197.4     $  247.6
                                                                  ========     ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In millions of U.S. dollars, U.S. GAAP)

                                       Common Shares                                                   Accumulated
                                                           Additional                                      Other           Total
                                    Number                   Paid in      Deferred Stock               Comprehensive   Shareholders'
                                  (millions)     Amount      Capital       Compensation     Deficit         Loss           Equity
                                  ----------     ------      -------       ------------     -------    -------------   -------------
Balance, March 30, 2001             126.1       $   762.7    $    1.7   $      (6.8)      $   (400.2)    $  (42.6)        $   314.8
                                                                                                                          ---------
 Net loss                             --              --          --            --            (120.8)         --             (120.8)
 Unrealized net derivative
  loss on cash flow hedges            --              --          --            --               --          (0.4)             (0.4)
 Minimum pension liability            --              --          --            --               --          (2.5)             (2.5)
 Translation adjustment               --              --          --            --               --          (0.4)             (0.4)
                                                                                                                          ---------
 Comprehensive loss                   --              --          --            --               --           --             (124.1)
                                                                                                                          ---------
 Issuance of common stock             1.0             4.9         --            --               --           --                4.9
  under stock benefit plans
 Stock compensation   expense         --              --          2.4           6.0              --           --                8.4

 Preferred share dividend             --              --          --            --              (1.9)         --               (1.9)
                                    -----       ---------    --------   ------------      ----------     --------         ---------
Balance, March 29, 2002             127.1           767.6         4.1          (0.8)          (522.9)       (45.9)            202.1
                                    -----       ---------    --------   ------------      ----------     --------         ---------
 Net loss                             --              --          --            --             (57.9)         --              (57.9)
 Unrealized net derivative
  gain on cash flow hedges            --              --          --            --               --           0.3               0.3
 Minimum pension liability            --              --          --            --               --           2.5               2.5
 Translation adjustment               --              --          --            --               --          10.6              10.6
                                                                                                                          ---------
 Comprehensive loss                   --              --          --            --               --           --              (44.5)
                                                                                                                          ---------
 Issuance of common stock             0.2             0.7         --            --               --           --                0.7
  under stock benefit plans
 Stock compensation expense
  (recovery)                          --              --         (2.0)           0.8             --           --               (1.2)

 Preferred share dividend             --              --          --            --              (2.0)         --               (2.0)
                                    -----       ---------    --------   ------------      ----------     --------         ---------
Balance, March 28, 2003             127.3           768.3         2.1           --            (582.8)       (32.5)            155.1
                                    -----       ---------    --------   ------------      ----------     --------         ---------
 Net loss                             --              --          --            --             (38.6)         --              (38.6)
 Unrealized net derivative
  gain (loss) on cash flow
  hedges                              --              --          --            --               --          (0.1)             (0.1)
 Minimum pension liability            --              --          --            --               --           --                -
 Translation adjustment               --              --          --            --               --           --                -
                                                                                                                          ----------
 Comprehensive loss                   --              --          --            --               --           --              (38.7)
                                                                                                                          ---------
 Issuance of common stock             --              0.1         --            --               --           --                0.1
  under stock benefit plans
 Stock compensation expense
  (recovery)                          --              --          0.2           --               --           --                0.2
 Preferred share dividend             --              --          --            --              (2.1)         --               (2.1)
                                    -----       ---------    --------   ------------      ----------     --------         ---------
Balance, March 26, 2004             127.3       $   768.4    $    2.3   $         --      $   (623.5)    $  (32.6)        $  (114.6)
                                    =====       =========    ========   ============      ==========     ========         =========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                         CONSOLIDATED STATEMENTS OF LOSS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)


                                                                         Years Ended
                                                              March 26,     March 28,     March 29,
                                                                2004          2003          2002
                                                             ---------     ---------     ---------
Revenue                                                      $   198.5     $   193.8     $   222.1

Cost of revenue                                                  109.1         103.4         156.4
                                                             ---------     ---------     ---------
Gross margin                                                      89.4          90.4          65.7
                                                             ---------     ---------     ---------
Expenses:
  Research and development                                        75.1          87.5          82.9
  Selling and administrative                                      48.5          48.5          52.0
  Stock compensation expense (recovery)                            0.2          (1.4)          8.4
  Asset impairment and other                                      11.1          --            --
  Loss (recovery) on sale of business                             (0.2)         (2.5)          5.4
  Special charges                                                 --            --            41.1
  Amortization of acquired intangibles                            --            --             4.4
                                                             ---------     ---------     ---------
                                                                 134.7         132.1         194.2
                                                             ---------     ---------     ---------
Operating loss from continuing operations                        (45.3)        (41.7)       (128.5)

Other income (expense) - net                                       0.9         (16.5)          7.1
Interest expense                                                  (0.9)         (1.0)         (0.8)
                                                             ---------     ---------     ---------

Loss from continuing operations before income taxes              (45.3)        (59.2)       (122.2)

Income tax expense (recovery)                                     (5.5)          1.1          (1.4)
                                                             ---------     ---------     ---------
Net loss from continuing operations                              (39.8)        (60.3)       (120.8)

Discontinued operations, net of tax (2004 - recovery
  of 1.2; 2003 - nil; 2002 - nil)                                  1.2           2.4          --
                                                             ---------     ---------     ---------
Net loss                                                     $   (38.6)    $   (57.9)    $  (120.8)
                                                             ==========    ==========    ==========
Net loss attributable to common shareholders after
  preferred share dividends                                  $   (40.7)    $   (59.9)    $  (122.7)
                                                             ==========    ==========    ==========
Net loss per common share:
  Net loss per common share from continuing operations:
   Basic and diluted                                         $    (0.33)   $    (0.49)   $    (0.98)
                                                             ==========    ==========    ==========
  Net loss per common share:
   Basic and diluted                                         $    (0.32)   $    (0.47)   $    (0.98)
                                                             ==========    ==========    ==========
Weighted average number of common shares
  outstanding (millions)
   Basic and diluted                                             127.3         127.1         125.6
                                                             ==========    ==========    ==========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)

                                                                       Years Ended
                                                           March 26,    March 28,    March 29,
                                                             2004          2003        2002
                                                           --------     --------     --------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net loss                                                 $  (38.6)    $  (57.9)    $ (120.8)
  Depreciation of fixed assets                                 12.1         13.1         19.3
  Amortization of acquired intangibles                         --           --            4.4
  Amortization of other assets                                  1.6          1.3          0.6
  Stock compensation expense (recovery)                         0.2         (1.4)         8.4
  Deferred income taxes                                         1.9          0.5         (2.0)
  Other non-cash changes in operating activities               11.2         18.0         55.1
  Decrease (increase) in working capital
   Accounts receivable                                         (2.7)         8.8         22.6
   Inventories                                                  3.3         12.0         19.6
   Accounts payable and accrued liabilities                    (7.1)       (17.1)       (22.9)
   Deferred credits                                            (0.3)        (1.4)        (1.3)
   Prepaid expenses and other                                  (1.9)        (0.6)        (6.9)
                                                           --------     --------     --------
    Total                                                     (20.3)       (24.7)       (23.9)
                                                           --------     --------     --------
Investing activities:
  Purchased short-term investments                           (134.9)      (252.7)      (108.1)
  Matured short-term investments                              169.6        243.8         27.8
  Expenditures for fixed and other assets                      (5.5)        (8.1)       (30.8)
  Proceeds from disposal of fixed and other assets              1.1          0.4         33.4
  Proceeds from sale of long-term investments                   0.6          4.2         --
  Increase in long-term investments                            --           (0.4)        (2.0)
  Proceeds from repayment of note receivable                   --           --            4.4
  Proceeds from sale of discontinued operations - net          --           --            1.3
                                                           --------     --------     --------
   Total                                                       30.9        (12.8)       (74.0)
                                                           --------     --------     --------
Financing activities:
  Repayment of long-term debt                                  --           --           (2.7)
  Repayment of capital lease liabilities                       (0.5)        (2.0)        (5.2)
  Pension plan settlement                                      --           (8.0)        --
  Increase in restricted cash                                  (3.8)        (6.2)        --
  Payment of dividends on preferred shares                     (2.1)        (1.5)        (1.9)
  Issue of common shares                                        0.1          0.7          4.8
  Repurchase of preferred shares                               (1.2)        (1.6)        (0.7)
                                                           --------     --------     --------
   Total                                                       (7.5)       (18.6)        (5.7)
                                                           --------     --------     --------
Effect of currency translation on cash                          0.4          4.0         (0.7)
                                                           --------     --------     --------
Increase (decrease) in cash and cash equivalents                3.5        (52.1)      (104.3)
Cash and cash equivalents, beginning of year                   23.5         75.6        179.9
                                                           --------     --------     --------
Cash and cash equivalents, end of year                     $   27.0     $   23.5     $   75.6
                                                           ========     ========     ========

        (See accompanying notes to the consolidated financial statements)

                           ZARLINK SEMICONDUCTOR INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)


1.    NATURE OF OPERATIONS

      Zarlink is an international semiconductor product supplier. The Company's principal business activities comprise the design, manufacture and distribution of microelectronic components for the communications industry. The principal markets for the Company's products are the Asia/Pacific region, Europe, the United States, and Canada.

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

(D)   RESTRICTED CASH

      Restricted cash consists of cash and cash equivalents pledged with a bank as collateral for various letters of credit, as required under the terms of the Company's credit facility.

(E)   INVENTORIES

      Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and lower of average cost and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

(F)   FIXED AND INTANGIBLE ASSETS

      Fixed and intangible assets are initially recorded at cost, net of related research and development and other government assistance. Management assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset groupings may not be recoverable. In assessing the impairment, the Company compares projected undiscounted net cash flows associated with the related asset or group of assets over their estimated remaining useful life against their carrying amounts. If projected undiscounted cash flows are not sufficient to recover the carrying value of the assets, the assets are written down to their estimated fair values based on expected discounted cash flows. Changes in the estimates and assumptions used in assessing projected cash flows could materially affect the results of management's evaluation.

      Depreciation is provided on the basis and at the rates set out below:

      Assets                          Basis                        Rate
      --------------------            -------------------          -----------
      Buildings                       Straight-line                     2 - 4%
      Equipment                       Declining balance               20 - 30%
                                      Straight-line                 10 - 33.3%
      Leasehold improvements          Straight-line                        10%
      Acquired intangibles            Straight-line                        50%
      Patents and trademarks          Straight-line                        20%
      Other intangibles               Straight-line                 20 - 33.3%

(G)   FOREIGN CURRENCY TRANSLATION

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

      Prior to March 29, 2003, the financial statements of the foreign subsidiaries were measured using the local currency as the functional currency. All balance sheet amounts were translated using the exchange rates in effect at the applicable period end, and income statement amounts were translated using the weighted average exchange rates for the applicable period. Any gains and losses resulting from the changes in exchange rates from year to year were reported as a separate component of other comprehensive loss included in Shareholders' Equity (See also Note
      14).

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

(H)   DERIVATIVE FINANCIAL INSTRUMENTS

      The Company recognizes and discloses its derivative financial instruments in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133", and Statement No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The standards require that all derivative financial instruments be recorded on the Company's consolidated balance sheets at fair value. They also provide criteria for designation and effectiveness of hedging relationships.

      The Company utilizes certain derivative financial instruments, including forward and option contracts, to enhance its ability to manage foreign currency exchange rate risk that exists as part of its ongoing operations. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items.

      If the derivative is designated as a fair value hedge, changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in net income (loss). If the derivative is designated as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in Other Comprehensive Income (OCI) and are recognized in net income (loss) against the hedged item when that hedged item affects net income (loss). Prior to the change in functional currency, if the derivative was designated as a hedge of a net investment in foreign operations, the changes in fair value was recorded in OCI to the extent that it was effective.

      If the derivative is not designated as part of a hedging relationship, or the designation is terminated, changes in the fair value of the derivative are recognized in net income(loss) immediately.

(I)   COMPREHENSIVE INCOME

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

(J)   REVENUE RECOGNITION

      Revenue from the sale of products is recognized at the time goods are shipped to customers. The Company's semiconductor products are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. Customer acceptance provisions for performance requirements are generally based on seller-specified criteria, and are demonstrated prior to shipment.

      The Company accrues for distributor stock rotations and other allowances as a reduction of revenue at the time of shipment based on the Company's experience. The Company's accounting policies for revenue recognition comply with the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 (SAB 104).

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

      Management periodically reviews the Company's provision for income taxes and valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the provision and valuation allowance, it may be determined that an adjustment is required. This adjustment may have a material impact on the Company's financial position and results of operations.

(L)   RESEARCH AND DEVELOPMENT COSTS

      Research and development costs are charged to earnings in the periods in which they are incurred. Purchased in-process research and development is expensed at the time of acquisition. Related investment tax credits are deducted from income tax expense.

(M)   STOCK-BASED COMPENSATION PLAN

      The Company has a stock-based compensation plan described in note 13(D).

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


                                                                    2004         2003         2002
                                                                 ---------    ---------    ----------
      Net loss, as reported                                      $  (38.6)    $  (57.9)    $  (120.8)
      Adjustments:
          Stock compensation expense (recovery) as reported           0.2         (1.4)          8.4
          Pro Forma stock compensation expense                      (13.8)       (13.8)        (20.8)
                                                                 ---------    ---------    ----------
      Pro forma net loss                                         $  (52.2)    $  (73.1)    $  (133.2)
                                                                 =========    =========    ==========
      Net loss per common share, as reported:
          Basic and diluted                                      $   (0.32)   $   (0.47)   $    (0.98)
                                                                 =========    =========    ==========
      Pro forma net loss per common share:
          Basic and diluted                                      $   (0.43)   $   (0.59)   $    (1.08)
                                                                 =========    =========    ==========

      The Pro Forma net loss, based upon the fair value method of accounting for stock compensation expense, is increased by $13.6 as compared to the net loss, as reported (2003 - $15.2; 2002 - $12.4).

      Pro Forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option-pricing model with the following weighted-average assumptions for fiscal years 2004, 2003, and 2002:


                                                                                2004            2003            2002
                                                                                ----            ----            ----
      Risk-free interest rate                                                   3.13%           3.98%           5.19%
      Dividend yield                                                             Nil             Nil             Nil
      Volatility factor of the expected market price of the Company's
        common stock                                                            68.3%           67.0%           50.1%
      Weighted average expected life of the options                           3.8 years       3.3 years       4.0 years

      For purposes of Pro Forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

      The weighted average fair values of stock options, calculated using the Black-Scholes option pricing model, granted during the fiscal years 2004, 2003 and 2002 were $2.03, $1.58 and $3.02 per option, respectively. The weighted average fair value of stock options granted in Canadian dollars was translated at the year-end exchange rate as at the end of each fiscal year.

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

3.    INVENTORIES

                                                     2004              2003
                                                    -------          -------
      Raw materials                                 $   2.2          $   2.6
      Work-in-process                                  13.3             18.3
      Finished goods                                    5.3              3.1
                                                    -------          -------
                                                    $  20.8          $  24.0
                                                    =======          =======

4.    FIXED ASSETS

                                                     2004              2003
                                                    -------          -------
      Cost:
          Land                                      $   3.8          $   3.8
          Buildings                                    15.8             15.8
          Leasehold improvements                        4.0              3.9
          Equipment                                   170.0            165.9
                                                    -------          -------
                                                      193.6            189.4
                                                    -------          -------
      Less accumulated depreciation:
          Buildings                                     8.6              8.8
          Leasehold improvements                        0.9              0.5
          Equipment                                   143.0            123.7
                                                    -------          -------
                                                      152.5            133.0
                                                    -------          -------
                                                    $  41.1          $  56.4
                                                    =======          =======

      Included in equipment are assets under capital lease of $0.3 (2003 - $3.3). The Company recorded an impairment loss on fixed assets of $6.1 in Fiscal 2004 (2003 - Nil) as a result of a review of the ongoing usage of the Company's testing equipment and enterprise resource planning system. In addition, the comparative gross amounts of cost and accumulated depreciation have each been adjusted by $25.7 to properly reflect the historical costs of assets in use by the Company. There was no impact to the previously reported net fixed assets.

5.    OTHER ASSETS

                                                                2004     2003
                                                               ------    ------
       Patents, trademarks, and other intangible assets:
        Cost                                                     --         9.5
        Accumulated amortization                                 --        (5.0)
                                                               ------    ------
      Patents, trademarks, and other intangible assets - net     --         4.5
                                                               ------    ------

      Other                                                       4.6       4.3
                                                               ------    ------
                                                               $  4.6    $  8.8
                                                               ======    ======

      As a result of a review of the Company's patent portfolio, the Company recorded a charge of $4.1, included in asset impairment and other, in Fiscal 2004 (2003 - Nil) as management determined that it was no longer possible to reasonably forecast significant cash flows expected to be saved or generated related to these assets.

6.    NOTE RECEIVABLE

                                                        2004          2003
                                                       ------        ------
      Note receivable, non-interest bearing
        (see also Note 17)                             $ 17.2        $ 15.9
      Less: Deferred gain (see also Note 17)            (17.1)        (15.8)
                                                       ------        ------
                                                          0.1           0.1
      Less: Current portion                              (0.1)           --
                                                       ------        ------
                                                       $   --        $  0.1
                                                       ======        ======

      Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG, the first payment of $10.0 against the discounted note receivable is due in June 2004 with the final payment of $8.0 due in March 2005. On March 30, 2004 and June 9, 2004, X-FAB exercised their option to repay a portion of the note receivable, and paid $3.0 and $4.0, respectively, as installments of the $10.0 payment due later in June 2004. As a result of this repayment, the Company will record a gain on sale of $7.0 during the first quarter of Fiscal 2005.

7.    PROVISIONS FOR EXIT ACTIVITIES

                                                              2004      2003
                                                             ------    ------
      Restructuring provisions (per table below)             $  2.7    $  2.9
      Provision for disposal of discontinued operations
          (see also Note 18)                                     --       0.1
      Provision for disposal of foundry businesses
          (see also Note 17)                                     --       1.2
                                                             ------    ------
                                                             $  2.7    $  4.2
                                                             ======    ======

      During Fiscal 2004, the Company implemented further cost reductions in efforts to outsource programs, streamline operations, and focus its R&D resources. The Company incurred workforce reduction costs of $7.0 (2003 - $6.8) as a result of reducing the Company's employee base by approximately 240 employees (2003 - 200; 2002 - 471). The reductions were performed globally across all job categories and business units. During Fiscal 2004, severance costs of $2.6 (2003 - $2.8) were included in research and development, related to a reduction in R&D engineers, and as a result of a further reduction in the selling and administrative workforce, severance costs of $3.3 (2003 - $3.0) were included in selling and administration. The Company also recorded severance costs of $1.1 (2003 - $1.0) in cost of revenue, related to further cost reductions as it finalizes its outsourcing programs and streamlines operations. In Fiscal 2002, severance costs of $25.5 were included in special charges.

      As a result of the workforce reduction program and streamlining of operations, the Company recorded a charge of $0.6 during Fiscal 2004 (2003
      - nil), included in asset impairment and other, related to excess space under lease contract in Canada. In Fiscal 2002, the cost of excess space under lease contracts in Canada, the U.S. and the U.K. of $8.9 was included in special charges.

      Of the $7.6 of restructuring provision recorded in Fiscal 2004, $4.6 related to the Network Communications segment, $2.4 related to the Consumer Communications segment, and $0.6 related to the Ultra Low-Power Communications segment.

      The remaining lease and contract settlement costs included in the restructuring provision relate to idle and excess space as a result of exit activities implemented and completed in recent years, and will be paid over the lease term unless settled earlier.

      The following table summarizes the continuity of restructuring provisions in connection with exit activities and special charges for the three years ended March 26, 2004:


                                                          Lease and                       Impairment of
                                          Workforce       contract          Total           long-term
                                          reduction      settlement     restructuring        assets          Total
                                          ---------      ----------     -------------     -------------      -----
      Balance, March 30, 2001                6.7               --            6.7               --               6.7
      Special charges -
        Restructuring activities
        and impairment charge               27.8              9.7           37.5              6.7              44.2
      Reversals                             (2.3)            (0.8)          (3.1)              --              (3.1)
      Cash drawdowns                       (29.3)            (2.8)         (32.1)              --             (32.1)
      Non-cash drawdowns                      --             (1.1)          (1.1)            (6.7)             (7.8)
                                         -------           ------        -------             ----           -------
      Balance, March 29,2002                 2.9              5.0            7.9               --               7.9
      Restructuring activities               6.8               --            6.8               --               6.8
      Cash drawdowns                        (8.8)            (2.0)         (10.8)              --             (10.8)
      Non-cash drawdowns                      --             (1.0)          (1.0)              --              (1.0)
      Reversals                             (0.6)              --           (0.6)              --              (0.6)
      Charges                                 --              0.6            0.6               --               0.6
                                         -------           ------        -------             ----           -------
      Balance, March 28, 2003                0.3              2.6            2.9               --               2.9
      Restructuring activities               7.0              0.6            7.6               --               7.6
      Cash drawdowns                        (6.6)            (1.2)          (7.8)              --              (7.8)
                                         -------           ------        -------             ----           -------
      Balance, March 26, 2004            $   0.7           $  2.0        $   2.7             $ --           $   2.7
                                         =======           ======        =======             ====           =======

8.    GUARANTEES

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation (Mitel). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at March 26, 2004, was $36.2 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company is not aware of any factors as at March 26, 2004 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. The Company has not recorded a liability in its consolidated financial statements associated with this guarantee.

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

      In connection with the sale of the Systems business described in Note 18, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at March 26, 2004, the taxation years 2000 to February 16, 2001 are subject to audit by taxation authorities in certain foreign jurisdictions.

      As at March 26, 2004, the Company has provided security to the financial institution of a subsidiary in the form of a guarantee amounting to $2.9 in relation to the subsidiary's liabilities for custom and excise duties.

      Based upon the transition rules outlined in FASB Interpretation no. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others", no amounts have been recorded by the Company related to the above-mentioned items.

      The Company records a liability based upon its historical experience with warranty claims. The table below presents a reconciliation of the changes in the Company's product warranty accrual for the year ended March 26, 2004:

                                                                  Year ended
                                                                March 26, 2004
                                                                --------------
      Beginning balance                                              $   --
      Accruals for new and pre-existing warranties                      0.5
      Reduction based on change in estimates                           (0.4)
                                                                     ------
      Ending balance                                                 $  0.1
                                                                     ======

9.    LONG-TERM DEBT

                                                           2004       2003
                                                          ------     ------
      Capital leases and other, at rates varying
        from 6.44% to 10.41% with payment terms
        ranging from 1 to 3 years (2003 - 6.44% to
        10.41% with payment terms ranging from 1
        to 5 years)                                       $  0.2     $  0.8
      Less current portion                                  (0.1)      (0.6)
                                                          ------     ------
                                                          $  0.1     $  0.2
                                                          ======     ======

      At March 26, 2004, future minimum lease payments of the obligations under capital leases and other debt were $0.2 of which $0.1 and $0.1 related to fiscal years 2005 and 2006, respectively. Interest costs included in the total future lease payments were not material.

      Total interest expense from continuing and discontinued operations related to long-term debt was $nil in Fiscal 2004 (2003 - $0.2; 2002 - $0.8).

10.   COMMITMENTS

(A)   OPERATING LEASES

      The future minimum lease payments for operating leases to which the Company was committed as at March 26, 2004 amounted to $36.2 and were as follows: 2005 - $7.6; 2006 - $6.9; 2007 - $4.1; 2008 - $3.8; 2009 - $3.7;
      2010 and beyond - $10.1. Certain leases are subject to renewal options.

      The future minimum payments to be received under noncancelable subleases as at March 26, 2004 was as follows: 2005 - $3.1; 2006 - $3.2; 2007 -
      $1.8; 2008 - $0.8; 2009 - $0.5; 2010 and beyond - $1.0.

      Rental expense related to operating leases for the year ended March 26, 2004 was $7.1 (2003 - $7.4; 2002 - $5.8).

(B)   LETTERS OF CREDIT

      As at March 26, 2004, the Company had letters of credit outstanding of approximately $9.5 (2003 - $6.2), which expire within 12 months. Cash and cash equivalents of $9.5 have been pledged as security against these letters of credit, and are presented as restricted cash. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 of letters of credit were outstanding related to the Company's SERP plan. In addition, $0.8 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.5 as security for a custom bond and related credit facilities.

      As at March 28, 2003, and during Fiscal 2004, the Company had not met a quarterly financial covenant with respect to shareholder's equity under the Company's credit facility, as a result of restructuring and impairment losses recorded during the year. A waiver was obtained from the bank in respect of the financial covenant. During Fiscal 2004, the Company cancelled the operating line component of its revolving global credit facility, as it was not being utilized or required by the Company. This resulted in reducing the total credit facility from $18.9 (Cdn $25.0) to a facility of $9.5 (Cdn $12.5) available for letters of credit. In addition, the financial covenant with respect to the shareholder's equity was modified under the new agreement such that no waiver was required as at March 26, 2004.

(C)   SUPPLY AGREEMENTS

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

12.   REDEEMABLE PREFERRED SHARES

      Dividends - Fixed cumulative cash dividends are payable quarterly at a rate of $1.47 (Cdn$2.00) per share per annum. During the year ended March 26, 2004, the Company declared a $1.47 (Cdn$2.00) per share dividend.

      The Company paid dividends of $2.1 during the year, including $0.5 of dividends declared during Fiscal 2003. An additional $0.5 of dividends declared during Fiscal 2004 were paid after year-end.

      Redemption - The shares are currently redeemable, at the option of the Company, at $18.94 (Cdn$25.00) per share plus accrued dividends.

      Purchase Obligation - The Company is required to make reasonable efforts to purchase 22,400 shares in each calendar quarter at a price not exceeding $18.94 (Cdn$25.00) per share plus costs of purchase. During the year ended March 26, 2004, the Company purchased 64,600 preferred shares for cash consideration of $1.2 and cancelled 61,300 shares, including 9,900 shares that were purchased in Fiscal 2003. As at March 26, 2004, there were 13,200 repurchased preferred shares remaining to be cancelled in Fiscal 2005.

13.   CAPITAL STOCK

(A)   COMMON SHARES

      On June 6, 2002, the Company announced its intention to continue its normal course issuer bid program for up to 6,358,203 common shares (5% of 127,164,078 common shares issued and outstanding at May 31, 2002) between June 10, 2002 and June 9, 2003. All repurchased shares would be cancelled. No shares were purchased under the normal course issuer bid program in the period ended June 9, 2003. The program was not renewed.

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

      The following potentially dilutive common share equivalents have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the periods presented:

                                      2004           2003           2002
                                   ---------      ---------      ---------
      Stock options                  299,604        135,664      1,425,677

      Restricted shares                   --             --        637,638
                                   ---------      ---------      ---------
                                     299,604        135,664      2,063,315
                                   =========      =========      =========

      The following stock options were excluded from the computation of diluted earnings per share because the options' exercise price exceeded the average market price of the common shares and, therefore, the effect would be antidilutive:

                                              2004         2003          2002
                                              ----         ----          ----
      Number of outstanding options        6,800,986     8,288,782     4,396,145
      Average exercise price per share    $    10.73    $     9.81    $    11.31

      The average exercise price of stock options granted in Canadian dollars was translated at the U.S. dollar year-end rate as at the end of each fiscal year.

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

      Available  for grant at March 26, 2004 were  2,971,904  (2003 - 3,714,122;
      2002 - 3,810,910) options. All options granted prior to January 29, 1998 have ten-year terms and options granted thereafter have six-year terms. All options become fully exercisable at the end of four years of continuous employment.

      A summary of the Company's stock option activity and related information for the three years ended March 26, 2004 is as follows:


                                                    2004                          2003                           2002
                                        ----------------------------    -------------------------      ------------------------
                                                           Weighted                      Weighted                      Weighted
                                                            Average                       Average                       Average
                                                           Exercise                      Exercise                      Exercise
                                          Options            Price         Options         Price         Options         Price
                                         ----------       ---------      ----------      --------      ----------      ---------
      Outstanding options:
        Balance, beginning of year       10,828,557       $    8.32      10,914,962      $   8.84       9,464,693      $    8.18
        Granted                           2,525,500       $    3.92       2,674,088      $   3.38       3,600,462      $   10.00
        Exercised                           (36,095)      $    3.64        (183,193)     $   3.56        (945,324)     $    5.17
        Forfeited                        (1,783,282)      $   10.16      (2,577,300)     $   8.68      (1,153,908)     $    8.80
        Cancelled                                --       $   --                 --      $  --            (50,961)     $   10.77
                                         ----------       ---------      ----------      --------      ----------      ---------
      Balance, end of year               11,534,680       $    7.93      10,828,557      $   8.32      10,914,962      $    8.84
                                         ==========       =========      ==========      ========      ==========      =========
      Exercisable, end of year            5,333,344       $    9.68       4,214,012      $   9.40       4,417,633      $    8.20
                                         ==========       =========      ==========      ========      ==========      =========

      The weighted average exercise price of stock options granted in Canadian dollars was translated at the year-end exchange rate as at the end of each fiscal year and at the year's average exchange rate for changes in outstanding options during the year.

      A summary of options outstanding at March 26, 2004 is as follows:


                                     Total Outstanding                                       Total Exercisable
      ---------------------------------------------------------------------------     -------------------------------

                                                Weighted         Weighted Average                         Weighted
                                                Average             Remaining                              Average
       Exercise Price           Options       Exercise Price     Contractual Life       Options        Exercise Price
       --------------           -------       --------------     ----------------       -------        --------------
       $2.58 - $3.86           2,572,653           $3.73             5 years            647,544             $3.78
       $3.88 - $5.82           3,011,574           $4.48             5 years            694,695             $5.64
       $5.94 - $8.83             872,148           $7.87             2 years            690,709             $7.67
       $8.95 - $10.58            669,750          $10.21             3 years            348,166            $10.18
           $10.65              1,672,525          $10.65             3 years          1,271,047            $10.65
      $10.71 - $12.54          1,511,166          $12.21             4 years            842,946            $12.21
      $12.64 - $16.02          1,140,364          $14.11             3 years            774,862            $14.19
      $19.76 - $28.30             84,500          $25.94             2 years             63,375            $25.94
                              ----------                                              ---------
                              11,534,680                                              5,333,344
                              ==========                                              =========

      The exercise price of stock options was based on prices in Canadian dollars translated at the year-end exchange rate.

      In connection with the sale by the Company of its Plymouth and Bromont foundry businesses in Fiscal 2002 (see also Note 17), all employees of the former foundry businesses who held options to purchase common shares of the Company which were vested as at the date of the sale were provided with a period up to 180 days after the anniversary date of the respective sales to exercise such options if they remained employed with the buyer until at least one year after the respective sale dates. In addition, of the remaining unvested options held by such employees as at the sale date, 50% were accelerated to vest on the first anniversary (provided that such employees remained employed by the buyer as of such date) and the remaining 50% were cancelled as of the respective sale dates. All such employees had a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 19, 2003, in respect of the former Bromont employees, and as at September 23, 2003, in respect of the former Plymouth employees, expired on that date. In accordance with the terms of the agreements, 88,547 unexercised stock options held by former Bromont employees expired on August 19, 2003, and 26,134 unexercised stock options held by former Plymouth employees expired on September 23,2003. The options were returned to the pool of options available for grant. No stock compensation expense was recorded during Fiscal 2004 or 2003 related to these transactions (2002 - $0.1).

      On February 21, 2001, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants after November 1, 1999, at Cdn$14.31 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 2,691,350 options were cancelled and an equal number of new options were granted at an exercise price of Cdn$14.06 per share. The new grants have a term of six years. During Fiscal 2004, the Company recorded stock compensation expense of $nil (2003 - recovery of $0.9; 2002 - $1.0) related to this option exchange program. The Company will record further stock compensation expense on these options only when the market price exceeds the grant price of these options.

      In connection with the sale by the Company of its worldwide Systems business on February 16, 2001 and further to negotiations with the buyer to provide the buyer with assistance in retaining employees during the first year following the closing, all employees of the former Systems business who held options to purchase common shares of the Company which were vested as at February 16, 2001 were provided with a period until August 14, 2002 to exercise such options if they remained employed with the buyer until at least February 15, 2002. In addition, of the remaining unvested options held by such employees as at February 16, 2001, 50% were accelerated to vest on February 15, 2002 (provided that such employees remain employed by the buyer as of such date) and the remaining 50% were cancelled as of February 16, 2001. All such employees had a further 180-day period following such accelerated vesting to exercise such options and any options remaining unexercised as at August 14, 2002 expired on that date. On August 14, 2002, 1,136,778 unexercised stock options held by former employees of the discontinued Systems business expired in accordance with the terms of the sale agreement. The options were returned to the pool of options available for grant. During Fiscal 2004, the Company recorded stock compensation expense of $nil (2003 - $nil; 2002 - $0.7) related to this transaction.

      On July 12, 1999, the Company offered an option exchange program to option holders (with the exception of directors, officers and certain executives) who received stock option grants in calendar 1998 at Cdn$17.78 and higher. Under the terms of the program, and with the consent of The Toronto Stock Exchange, 1,750,000 options were cancelled and 1,000,657 new options were granted at an exercise price of Cdn$9.92 per share. The reduction in number of options was directly proportional to the decrease in the exercise price. The new grants have a term of six years. During Fiscal 2004, the Company recorded stock compensation expense of $nil (2003 - recovery of $1.0; 2002 -$0.6) related to this option exchange program. The Company will record further stock compensation expense on these options only when the market price exceeds the grant price of these options.

14.   ACCUMULATED OTHER COMPREHENSIVE LOSS

      The components of accumulated other comprehensive loss were as follows:


                                                                     March 26,   March 28,   March 29,
                                                                        2004        2003       2002
                                                                     ---------   ---------   ---------
      Net loss for the period                                        $ (38.6)    $ (57.9)    $ (120.8)
      Other comprehensive gain (loss):
      Minimum pension liability                                         --           2.5         (2.5)
      Realized net derivative loss (gain) on cash flow hedges           (1.0)        0.4         --
      Unrealized net derivative gain (loss) on cash flow hedges          0.9        (0.1)        (0.4)
      Change in foreign currency translation adjustment                 --          10.6         (0.4)
                                                                     -------     -------     --------
      Comprehensive loss for the period                              $ (38.7)    $ (44.5)    $ (124.1)
                                                                     =======     =======     ========

      The changes to accumulated other comprehensive loss for three years ended March 26, 2004 were as follows:


                                                                  Realized and
                                  Cumulative        Minimum      Unrealized Net
                                  Translation       Pension      Gain (Loss) on
                                    Account        Liability       Derivatives        Total
                                    -------        ---------       -----------        -----
      Balance, March 30, 2001        (42.6)           --              --             (42.6)
      Change during the year          (0.4)         (2.5)             (0.4)           (3.3)
                                   -------          ----            ------         -------
      Balance, March 29, 2002        (43.0)         (2.5)             (0.4)          (45.9)
      Change during the year          10.6           2.5               0.3            13.4
                                   -------          ----            ------         -------
      Balance, March 28, 2003        (32.4)           --              (0.1)          (32.5)
      Change during the year          --              --              (0.1)           (0.1)
                                   -------          ----            ------         -------
      Balance, March 26, 2004      $ (32.4)         $ --            $ (0.2)        $ (32.6)
                                   =======          ====            ======         =======

      During Fiscal 2004, the Company recorded a derivative loss of $nil in the cumulative translation account in respect of a hedge in a net investment in a foreign subsidiary (2003 -$7.7; 2002 - gain of $2.2).

      As at March 29, 2002, the accumulated pension benefit obligation was in excess of the fair value of the pension plan assets by $2.5, resulting in an additional minimum pension liability recorded in other comprehensive loss. In Fiscal 2003, the Company settled the underlying pension benefit obligation, resulting in the realization of the $2.5 minimum pension liability included in other expense for the year ended March 28, 2003.

      The Company also recorded an increase in other comprehensive loss in Fiscal 2004 of $0.1 which was attributable to the change in the value of outstanding foreign currency forward and option contracts related to the Company's hedging program that were designated as cash flow hedges for Fiscal 2005. The Company estimates that $0.2 of derivative loss included in other comprehensive loss will be reclassified into earnings within the next twelve months.

15.   OTHER INCOME (EXPENSE) - NET

                                                    2004       2003       2002
                                                    ----       ----       ----
      Interest income                             $  1.3     $   3.0     $5.5
      Foreign exchange gain (loss)                  (1.0)       (5.6)     7.3
      Pension plan settlement (see also Note 22)     --         (6.6)      --
      Gain on sale of long-term investments          0.6         0.7       --
      Impairment of long-term investments            --        (11.5)    (3.5)
      Equity loss in Optenia, Inc.                   --          --      (2.2)
      Lease settlement with tenant                   --          3.7       --
      Other                                          --         (0.2)      --
                                                  ------     -------     -----
      Other income (expense) - net                $  0.9     $ (16.5)    $ 7.1
                                                  ======     =======     =====

      During the third quarter of Fiscal 2004, the Company sold its investment in a privately held company for cash proceeds of $0.6. The carrying value had been written down to $nil in Fiscal 2002 to reflect an impairment. The Fiscal 2002 write-down was recorded in Special Charges.

      As at March 28, 2003, the Company had a nine percent ownership interest in Mitel Networks Corporation (Mitel), a privately held company. As a result of the Company's assessment of financial information received in Fiscal 2003 and of ongoing challenges in the enterprise communications market, the investment in Mitel was written-down to a nil value, as the Company believed that the carrying value would not be realized in the foreseeable future. A non-cash write-down of $11.5 was recorded in Fiscal 2003.

      The Company sold its investment in DALSA Semiconductor Inc. (DALSA) during Fiscal 2003 for cash proceeds of $4.2 and recorded a gain of $0.7.

      During Fiscal 2003, the Company negotiated the settlement of a long-term lease contract with a tenant at the Company's Sweden plant. The Company recorded a recovery of $3.7 in Fiscal 2003 in connection with the cash proceeds from the lease settlement.

16.   INCOME TAXES

      The components of loss, before provision of income taxes consists of the following:

                                             2004         2003         2002
                                             ----         ----         ----
      Loss from continuing operations
        before income taxes:
      Canadian                             $  (8.7)    $  (25.2)    $  (23.0)
      Foreign                                (36.6)       (34.0)       (99.2)
                                           -------     --------     --------
                                           $ (45.3)    $  (59.2)    $ (122.2)
                                           =======     ========     ========

      The provision (recovery) for income taxes consists of the following:

                                        2004           2003            2002
                                       ------         ------         ------
      Current:
      Canadian                         $ (8.2)        $  0.7         $  1.0
      Foreign                            (0.4)            --             --
                                       ------         ------         ------
                                         (8.6)           0.7            1.0
                                       ------         ------         ------
      Deferred:
      Canadian                            3.1            0.6           (1.7)
      Foreign                              --           (0.2)          (0.7)
                                       ------         ------         ------
                                          3.1            0.4           (2.4)
                                       ------         ------         ------
                                       $ (5.5)        $  1.1         $ (1.4)
                                       ======         ======         ======

      During the year, the Company received tax refunds in excess of its original provision estimates in both its domestic and foreign operations. These amounts were booked as tax recoveries during the year. The refunds account for $2.8 of the income tax recovery.

      Based on its periodic review, management determined that an adjustment was required to its income tax provision, and deferred tax asset balances, in the fourth quarter of Fiscal 2004. These adjustments were based upon an overall assessment of the settlements of past audits, passage of time in certain jurisdictions, and tax losses incurred in its domestic operations. Based upon this assessment, the Company recorded an income tax recovery of $4.4 related to the adjustment of these income tax accruals. In addition, based upon consideration of recent losses, the Company recorded a deferred income tax expense of $3.1 related to an increase in the valuation allowance on the Company's investment tax credits in Canada, resulting in a net income tax recovery of $1.3 booked during the year.

      The remaining $1.4 relates to income taxes recoverable for tax loss carrybacks, net of current year taxes paid.

      The reconciliation between the statutory Canadian income tax rate and the actual effective rate is as follows:


                                                                2004        2003         2002
                                                              -------      -------      -------
      Expected Canadian statutory income tax rate                35%          35%          35%
                                                              -------      -------      -------
      Recovery at Canadian statutory income tax rate          $ (15.9)     $ (20.6)     $ (42.5)
      Differences between Canadian and foreign taxes              2.3          1.7         (0.3)
      Tax effect of losses not recognized                        15.6         33.1         26.1
      Tax effect of temporary differences not recognized          0.4         (3.6)         9.1
      Tax effect of amortization of acquired intangibles           --           --          2.6
      Tax effect of realizing benefit of prior
        years' loss carryforwards and timing differences         (0.2)        (6.7)        (2.0)
      Corporate minimum taxes                                     0.4          0.7          1.0
      Tax recoveries in excess of provisions                     (2.8)        (0.2)        (0.6)
      Previously recognized provision no longer required         (4.4)          --           --
      Increase in valuation allowance on investment
        tax credits, net of related deferred tax credits          3.1           --           --
      Non-reversing nondeductible items and other                (3.1)        (3.3)         5.2
      Foreign exchange impact on closing balances                (0.9)          --           --
                                                              -------      -------      -------
      Income tax expense (recovery)                           $  (5.5)     $   1.1      $  (1.4)
                                                              =======      =======      =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred income tax assets and liabilities were as follows:

                                                        2004         2003
                                                      --------     --------
      Deferred tax assets:
       Provisions                                     $    5.9     $    7.5
       Book and tax differences on fixed assets            6.7          6.2
       Income tax loss carryforwards                     119.9         89.4
       Investment tax credits                             52.7         37.5
       Other - net                                         0.9         --
                                                      --------     --------
                                                         186.1        140.6
       Less: valuation allowance                        (176.8)      (128.1)
                                                      --------     --------
      Deferred tax assets                                  9.3         12.5
                                                      --------     --------
      Deferred tax liabilities:
       Book and tax differences on fixed assets            1.8          1.4
       Other - net                                        --            1.7
                                                      --------     --------
      Deferred tax liabilities                             1.8          3.1
                                                      --------     --------

      Net deferred tax assets                         $    7.5     $    9.4
                                                      ========     ========

      The increase of $48.7 in the valuation allowance from the previous year relates to unrecorded investment tax credits and non-capital losses in Canada, and non-capital losses and temporary deductible differences in the Company's foreign operations. Also contributing to this change was a $3.1 increase in the valuation allowance on previously recorded investment tax credits, which was done in conjunction with the Company's periodic review of tax assets and liabilities, and was based upon consideration of recent losses.

      Unremitted earnings of subsidiaries subject to withholding taxes will be indefinitely reinvested with no provision necessary for potential withholding taxes on repatriation of subsidiary earnings. The current year's loss before income taxes attributable to all foreign operations, including discontinued operations, was $36.6 (2003 - $34.0; 2002 - $101.0).

      As at March 26, 2004, the Company had income tax loss carryforwards in Sweden and the United Kingdom of approximately $248.8 that may be carried forward indefinitely to reduce future years' income for tax purposes. Approximately $6.3 of these losses has been recognized as a tax benefit for accounting purposes to the extent that the Company has deferred tax liabilities in these jurisdictions. The Company has $85.0 of U.S. federal income tax loss carryforwards related to operations in the United States that expire between 2012 and 2023. The Company also has $37.6 of U.S. state net operating loss carryforwards available that expire between 2005 and 2009. The Company has provided a full valuation allowance on the U.S. loss carryforward balances.

      As at March 26, 2004, the Company had $53.8 of Canadian investment tax credits available to offset federal income taxes payable. The Company has recognized an accounting benefit of $7.5 on these investment tax credits net of associated deferred tax credits. The investment tax credits expire between 2007 and 2014.

17.   SALE OF FOUNDRY BUSINESSES

      In Fiscal 2003, the Company recorded a reversal of $2.5 related to the release of certain provisions accrued at the time of the Bromont and Plymouth foundry sales in Fiscal 2002. The excess provision was reversed as a result of a reduction in the remaining costs to separate the businesses and to settle estimated claims. In the fourth quarter of Fiscal 2004, the remaining provision of $0.2 was reversed as the Company does not expect to incur any further costs related to the foundry sales.

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

      At the time of the sale, the note receivable was discounted at 8% to a carrying value of $17.2 at March 26, 2004. In accordance with SEC Staff Accounting Bulletin No. 81 (SAB 81), "Gain Recognition on the sale of a Business or Operating Assets to a Highly Leveraged Entity", the gain on sale of $17.1 was deferred and netted against the carrying value of the note receivable. The Company will recognize the gain as payments are made on the note receivable. The first payment of $10.0 against the note receivable was expected to be received in June 2004 with the final payment of $8.0 due in March 2005. On March 30, 2004 and June 9, 2004, X-FAB exercised their option to repay a portion of the note receivable, and paid $3.0 and $4.0, respectively, as installments of the payment due later in June 2004. As a result of these repayments, the Company will record a gain of $7.0 during the first quarter of Fiscal 2005.

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

      The Company recorded a loss on sale of the Bromont foundry business of $5.4, before income tax recoveries of $1.2 in Fiscal 2002. During Fiscal 2003, Zarlink sold its investment in DALSA for cash proceeds of $4.2 and recorded a gain of $0.7 in Other Income (Expense).

      The two companies also signed a three-year agreement to ensure continuity of supply for Zarlink products manufactured at Bromont.

18.   DISCONTINUED OPERATIONS

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

      During Fiscal 2004, the Company recorded an adjustment of $1.2 related to a tax recovery on discontinued operations resulting from management's revision of estimates based on the closure of audit years in certain foreign tax jurisdictions. During Fiscal 2003, the Company recorded the reversal of $2.4 of excess provisions related to these discontinued operations based on remaining costs to settle claims.

19.   ACQUISITION

      On July 28, 2000, the Company acquired Vertex Networks (Vertex), a privately held, California-based, fabless semiconductor company providing silicon solutions for the enterprise switching and wide area Network Communications markets. Zarlink acquired Vertex in a share transaction for approximately 11 million newly issued common shares valued at $210.8. Approximately 1.1 million shares or 10% of the issued shares were placed in escrow for a two-year period to indemnify the Company for representations made by Vertex. In addition, approximately 535,000 issued shares valued at $10.2 were subject to certain restrictions over a two-year period. Under GAAP, these amounts were accounted for as compensation rather than a component of the purchase price. The Company recorded $0.5 of stock compensation expense in Fiscal 2003 due to the vesting of restricted stock awarded to certain employees of Vertex as compared to expense of $6.0 in Fiscal 2002. No further stock compensation expense will be recorded against these formerly restricted shares.

      During the year ended March 29, 2002, the Company recorded an asset impairment charge of $1.6 to reduce the carrying value of the acquired intangible assets to nil.

20.   RELATED PARTY TRANSACTIONS

      There were no related party transactions in Fiscal 2004 and Fiscal 2003. During Fiscal 2002, the Company sold to and purchased from significantly influenced enterprises products and services valued at approximately $1.3 and $0.7 respectively. These transactions for products and services were under usual trade terms and trade prices.

21.   INFORMATION ON BUSINESS SEGMENTS

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

      The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through Ultra Low-Power communications solutions. The Network Communications business segment offers products that provide connectivity to the enterprise and metro segments such as feeder, aggregation and transmission applications, and products that address the multi-protocol physical and network layers. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business provides Application-Specific Integrated Circuit (ASIC) and Application-Specific Standard Product (ASSP) solutions for applications such as pacemakers, hearing aids and portable instruments.

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


                                                       Network           Consumer        Ultra Low-Power    Unallocated
      Year Ended March 26, 2004                    Communications     Communications     Communications        Costs         Total
                                                   --------------     --------------     --------------     -----------      -----
      Total external sales revenue                    $  107.1           $  55.6             $  35.8          $  --       $  198.5
      Depreciation of buildings and equipment              6.7               3.4                 2.0             --           12.1
      Asset impairment and other                           6.8               3.4                 0.9             --           11.1
      Stock compensation expense                          --                --                  --               0.2           0.2
      Recovery on sale of foundry businesses              --                --                  --              (0.2)         (0.2)
      Segment's operating loss from
        continuing operations                            (19.6)            (24.0)               (1.7)           --           (45.3)


                                                       Network           Consumer        Ultra Low-Power    Unallocated
      Year Ended March 28, 2003                    Communications     Communications     Communications        Costs         Total
                                                   --------------     --------------     --------------     -----------      -----
      Total external sales revenue                    $  115.8           $  49.1             $  28.9          $  --       $  193.8
      Depreciation of buildings and equipment              9.8               2.8                 0.5             --           13.1
      Recovery on sale of foundry businesses              --                --                  --              (2.5)         (2.5)
      Stock compensation recovery                         --                --                  --              (1.4)         (1.4)
      Segment's operating loss from
        continuing operations                            (18.1)            (23.0)               (4.5)            3.9         (41.7)

                                                       Network           Consumer        Ultra Low-Power    Unallocated
      Year Ended March 29, 2002                    Communications     Communications     Communications        Costs         Total
                                                   --------------     --------------     --------------     -----------      -----
      Total external sales revenue                    $  114.5           $  72.7             $  34.9          $  --       $  222.1
      Depreciation of buildings and equipment             13.3               5.7                 0.3             --           19.3
      Amortization of acquired intangibles                 4.4              --                  --               --            4.4
      Loss on sale of foundry business                    --                --                  --                5.4          5.4
      Special charges                                     --                --                  --               41.1         41.1
      Stock compensation expense                          --                --                  --                8.4          8.4
      Segment's operating income (loss) from
        continuing operations                            (73.6)             (8.8)                8.8            (54.9)      (128.5)

      Geographic Segments

      Revenues from continuing operations from external customers are attributed to countries based on location of the selling organization.

      Geographic information is as follows:


                                          2004                      2003                         2002
                                  --------------------      ---------------------       --------------------
                                                 Fixed                     Fixed                      Fixed
                                  Revenue       Assets      Revenue        Assets       Revenue       Assets
                                  -------       ------      -------        ------       -------       ------
      Canada                      $   43.7     $   6.8      $   44.4      $  11.3       $   43.1     $  14.3
      United Kingdom                  81.0        22.4          79.6         30.9           83.7        30.8
      United States                   45.2         1.2          43.0          1.7           62.8         3.0
      Sweden                          22.7        10.5          19.9         12.1           22.9         9.9
      Other foreign
        countries                      5.9         0.2           6.9          0.4            9.6         0.1
                                  --------     -------      --------      -------       --------     -------
      Total                       $  198.5     $  41.1      $  193.8      $  56.4       $  222.1     $  58.1
                                  ========     =======      ========      =======       ========     =======

      Major Customers

      For the year ended March 26, 2004, the Company had revenues from one external customer, a major distributor, which exceeded 10% of total net revenues (2003 - one; 2002 - one). Sales to this distributor in Fiscal 2004 were $46.1 (2003 - $39.0; 2002 - $27.1) and related to the Network
      Communications and Consumer Communications segments.

22.   PENSION PLANS

      As at March 26, 2004, the Company sponsors a number of Canadian, U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are defined contribution plans, although the Company does participate in defined benefit plans and multiemployer plans for certain employee groups.

      Sweden

      The Swedish defined benefit plan covers all employees over the age of twenty-eight in Sweden and provides pension benefits based on length of service and final pensionable earnings. Effective January 1, 2002, the Company began to fund its Swedish pension obligation with contributions to multiemployer plans. Based on cash contributions made by the Company, as determined by mutual pension insurance companies, the pension plan assets or liabilities associated with these multiemployer plans are not identifiable.

      Prior to January 1, 2002, the Company maintained an unfunded defined benefit plan. The associated pension liability is calculated each year by the Pension Registration Institute for pensions earned under this plan until December 31, 2001. With respect to the pension liability of $12.1 (2003 - $10.6), the Company has provided, as collateral, a limited surety bond in the amount of $4.8 and a letter of credit of $8.0, which is secured by restricted cash. This pension liability was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Sweden. In addition to the pension expense, the Company also incurred $0.2 (2003 - $0.1) of administrative costs with respect to this plan.

      Germany

      The German defined benefit plan covers all employees in Germany with over ten years of active service and provides pension benefits based on length of service and final pensionable earnings. The pension liability of $4.6 (2003 - $3.7) was actuarially determined based on the present value of the accrued future pension benefits and in accordance with applicable laws and regulations in Germany. There are no segregated pension fund assets under this plan. The pension liability is insured in its entirety by the Swiss Life Insurance Company, and the related asset is recorded in other assets.

      United Kingdom

      In Fiscal 2002, there was one contributory defined benefit plan (the Plan) that covered substantially all employees of Zarlink Semiconductor Limited
      (ZSL), a wholly owned subsidiary of the Company. On November 30, 2001, ZSL suspended contributions to the Plan and ceased members' pension accruals. The Plan was replaced with a defined contribution pension plan at that time. On January 31, 2003, and under a "wind up" agreement, ZSL paid $8.0 in cash in consideration of the pension obligation settlement to Legal and General Assurance Society Limited (L&G), a large, AAA-rated insurance company in the United Kingdom. On the same date, ZSL transferred $15.7, representing all of the pension plan assets to L&G. Pursuant to the terms of the wind-up agreement, the insurance company assumed the ongoing obligations to administer and make payments against the Plan. L&G purchased non-participating annuity contracts to cover the vested benefits. The plan settlement in Fiscal 2003 resulted in a loss of $6.6, which was recorded in other expense. The Company expects to make a final payment of approximately $2.7 in Fiscal 2005 after the final adjustments are calculated. This amount was included in other accrued liabilities as at March 26, 2004.

      In prior years, the Company's policy was to fund defined benefit pension plans in accordance with independent actuarial valuations and as permitted by the pension regulatory authorities. This Plan provides pension benefits based on length of service and final pensionable earnings. Employee contributions were based on pensionable earnings. The Fiscal 2002 actuarial report in connection with this defined benefit plan, prepared as of March 29, 2002, was based on short-term rates given the Company's intention to terminate the Plan in Fiscal 2003.

      As at March 26, 2004, the actuarial present value of ZSL accrued pension benefits was $nil (2003 - $nil). The accumulated benefit obligation in Fiscal 2002 resulted in an additional minimum pension liability of $2.5 recorded as at March 29, 2002, which was subsequently recorded in other expense when the plan settled in Fiscal 2003.

      The following table shows the plans' funded status reconciled with amounts reported in the consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligations:

                                                            2004        2003
                                                          -------     -------
      Change in accrued pension benefits:
      Benefit obligation at beginning of year             $  14.3     $  29.2
      Interest cost                                           1.2         1.4
      Actuarial loss                                         --           5.1
      Plan settlement                                        --         (25.8)
      Benefits paid                                          (0.9)
                                                                         (0.4)
      Foreign exchange                                        1.6         5.3
                                                          -------     -------
      Benefit obligation at end of year                      16.7        14.3
                                                          -------     -------
      Change in plan assets:
      Fair value of plan assets at beginning of year         --          11.8
      Actual return on plan assets                           --           1.7
      Plan settlement                                        --         (15.7)
      Benefits paid                                          --          (0.5)
      Foreign exchange                                       --           2.7
                                                          -------     -------
      Fair value of plan assets at end of year               --          --
                                                          -------     -------
      Unfunded status                                       (16.7)      (14.3)
                                                          -------     -------
      Net pension benefit liability                       $ (16.7)    $ (14.3)
                                                          =======     =======

                                          2004           2003          2002
      Assumptions:                        ----           ----          ----
      Discount rate                        6%         3.5%-6.0%         5%
      Compensation increase rate        2.0-2.5%         3%            Nil
      Investment return assumption        n/a            5%             5%

      Pension expense was calculated using the projected benefit method of valuation. The components of pension expense were as follows:

                                                     2004      2003       2002
                                                    ------    ------     ------
      Employer service cost                         $ --      $ --       $  1.8
      Interest cost on projected plan benefits         1.2       1.4        1.3
      Expected return on plan assets                  --        (0.7)      (0.6)
      Net amortization and deferral                   --         0.1        0.4
                                                    ------    ------     ------
      Defined benefit pension expense                  1.2       0.8        2.9
      Defined contribution pension expense             4.7       4.2        1.2
                                                    ------    ------     ------
      Total pension expense                         $  5.9    $  5.0     $  4.1
                                                    ======    ======     ======

      Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the table above.

23.   FINANCIAL INSTRUMENTS

(A)   FAIR VALUE

      The Company's financial instruments include cash and cash equivalents, short-term investments, restricted cash, accounts receivable, notes receivable, accounts payable, long-term debt and foreign exchange forward and option contracts. Due to the short-term maturity of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and accounts payable, the carrying values of these instruments are reasonable estimates of their fair value. The note receivable was discounted at market rates so that the carrying value approximates the fair value of the note. The fair value of long-term debt was determined by discounting future payments of interest and principal at estimated interest rates that would be available to the Company at year-end. The fair value of the foreign exchange forward and option contracts reflects the estimated amount that the Company would have been required to pay if forced to settle all outstanding contracts at year-end. This fair value represents a point-in-time estimate that may not be relevant in predicting the Company's future earnings or cash flows. The fair value of financial instruments approximates their carrying value.

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

      All of the forward and option contracts mature within 10 months with the longest maturity extending to January 20, 2005. At March 26, 2004, unrealized gains were $nil (2003 - $nil; 2002 - $0.1) and unrealized losses were $0.2 (2003 - $0.1; 2002 - $0.5). As at March 26, 2004, the
      change in time value of option contracts  resulted in a loss of $0.4 (2003
      - $nil, 2002 - $nil), which was recorded in other expense. This portion of the option contract value was deemed ineffective for managing the foreign exchange risk.

(C)   CREDIT RISK

      The Company's financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, accounts receivable and derivative contracts. Cash and cash equivalents, short-term investments and restricted cash are invested in government and commercial paper with investment grade credit rating.

      The Company is exposed to normal credit risk from customers. However, the Company's orientation is global with a large number of diverse customers to minimize concentrations of credit risk (see also Note 21).

      The Company's note receivable is subject to credit risk in the event of non-payment by X-FAB (see also Note 17).

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

(E)   UNUSED BANK LINES OF CREDIT

      The Company has a line of credit for $9.5 (Cdn$12.5) available for letters of credit. At March 26, 2004, $9.5 (2003 - $6.2) in letters of credit were outstanding against this credit facility. For Fiscal 2003, the Company had unused and available demand bank lines of credit of approximately $10.8 at a rate of interest based on the prime lending rate plus 0.50%. As at March 26, 2004, cash and cash equivalents of $9.5 (2003 - $6.2) were hypothecated under the Company's revolving global credit facility to cover certain outstanding letters of credit.

24.   SUPPLEMENTARY CASH FLOW INFORMATION

                                                    2004        2003       2002
                                                    ----        ----       ----
      Cash interest paid (included in cash
        flow from operations)                      $   --      $ 0.2      $  0.5
                                                   ======      =====      ======
      Cash taxes paid (included in cash
        flow from operations)                      $  0.4      $ 1.7      $  2.3
                                                   ======      =====      ======

      The following table summarizes the Company's other non-cash changes in operating activities:

                                                   2004        2003       2002
                                                 -------     -------     -------
      CASH PROVIDED BY (USED IN)
        Impairment of long-term investment       $    --     $  11.5     $   3.5
        Income on disposal of discontinued
          operations                                (1.2)       (2.4)         --
        Gain on sale of long-term investment        (0.6)       (0.7)         --
        Loss (recovery) on sale of businesses       (0.2)       (2.5)        5.4
        Change in pension liability                  2.4         0.2         6.6
        Asset impairment and other                  11.1          --          --
        Other                                       (0.3)         --          --
        Non-cash foreign exchange loss on
          short-term investments                      --         5.1          --
        Pension settlement charge                     --         6.6          --
        Impairment of goodwill                        --         0.2          --
        Loss on sale of fixed assets                  --          --         0.5
        Equity loss in investment                     --          --         2.2
        Inventory write-down                          --          --        29.1
        Special charges, non-cash                     --          --         7.8
                                                 -------     -------     -------
        Other non-cash changes in operating
          activities                             $  11.2     $  18.0     $  55.1
                                                 =======     =======     =======

25.   SUBSEQUENT EVENT

      On March 30, 2004 and June 9, 2004, X-FAB exercised their option to repay a portion of the note receivable, and paid $3.0 and $4.0, respectively, as installments of the $10.0 payment due later in June 2004. As a result of these repayments, the Company will record a gain on sale of $7.0 during the first quarter of Fiscal 2005.

26.   COMPARATIVE FIGURES

      Certain of the Fiscal 2003 and Fiscal 2002 comparative figures have been reclassified so as to conform to the presentation adopted in Fiscal 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 26, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 26, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The following table sets forth the name, age and position of each director of the Company.

Name                        Age     Director Since       Positions
----                        ---     --------------       ---------
Andre Borrel(2)             67      July 23, 1998        Director

Patrick J. Brockett(4)      56      April 9, 2001        Director, President and
                                                         Chief Executive Officer

Hubert T. Lacroix(1,3,4)    48      July 21, 1992        Director

J. Spencer Lanthier(1,3)    63      May 14, 2003         Director

Kirk K. Mandy(3,4)          48      July 23, 1998        Director and
                                                         Vice Chairman

Jules Meunier (2)           48      July 31, 2002        Director

Kent H.E. Plumley(3)        67      August 22, 2000      Director

Dr. Henry Simon(3,4)        73      July 21, 1992        Director and Chairman

Dr. Semir D. Sirazi(1)      49      September 27, 1999   Director

(1) Member of the Audit Committee (established in accordance with the Canada Business Corporations Act)
(2)   Member of the Compensation and Human Resources Development Committee
(3)   Member of the Nominating and Corporate Governance Committee
(4)   Member of the Executive Committee

Mr. Andre Borrel has been an independent consultant to the semiconductor industry since 1995. From 1967 to 1994, he served in senior management positions with Motorola, Inc. in Europe and the United States. Mr. Borrel also serves on the Board of Chartered Semiconductor and is a Director of the Advisory Board of Leica Microsystems AG. He is an Officer of the French National Order of Merit, and holds a Master's Degree in Electronics from Ecole Nationale Superieure des Telecommunications in Paris.

Mr. Patrick J. Brockett has over thirty years experience in the semiconductor industry starting with Texas Instruments in 1966. He joined National Semiconductor in 1979 and over a twenty-two year career held senior executive positions in world sales and marketing and general management. In his last assignment, Mr. Brockett was responsible for National's Analog and Wireless businesses, which grew to over seventy percent of the company's revenues during his tenure. He joined Zarlink as President and Chief Executive Officer in April 2001.

Mr. Hubert T. Lacroix has been a consultant to Telemedia Ventures Inc., a private investment company, and Senior Advisor to Stikeman Elliott (law firm) since May 5, 2003. He also currently teaches law classes at Universite de Montreal. He was Executive Chairman, Telemedia Corporation from February 2000 to May 2003. Prior to that date, he was a partner with McCarthy Tetrault (law firm) since 1984. He is Chairman of the Board and Audit Committee member of SFK Pulp Fund and is a Director and Audit Committee member of ITS Investments Limited Partnership and Transcontinental Inc. He is also a Director of the Montreal General Hospital Foundation, a Trustee of the Martlet Foundation of McGill University and a Director of Secor Inc. Mr. Lacroix received his Bachelor of Law from McGill University, was admitted to the Quebec Bar in 1977 and holds a Master of Business Administration from McGill University.

Mr. J. Spencer Lanthier was appointed to the Board of Directors on May 14, 2003. He has been a Management Consultant since his retirement in 1999 from KPMG Canada, where he had a long and distinguished career culminating in the position of Chairman and Chief Executive from 1993 until his retirement. A recipient of the Order of Canada, Mr. Lanthier is currently a member of the board of the TSX Group, Inc., Bank of Canada, Torstar Corporation, Ellis-Don Inc., Intertape Polymer Group Inc., BCE Emergis Inc., and Gerdau Ameristeel Inc. He is also active with the United Way, Goodwill Industries, The University of Toronto, and the London Health

Sciences Foundation. Educated at McGill University, Mr. Lanthier received an honorary Doctor of Law from the University of Toronto in 2002.

Mr. Kirk K. Mandy joined the Company in 1984, serving in executive management positions until his appointment as President and Chief Executive Officer on July 23, 1998. Mr. Mandy has been a Management Consultant since his retirement from the Company in April 2001. Upon his retirement, he was appointed Vice-Chairman of the Board of Directors on April 6, 2001. Mr. Mandy is also Co-Chairman of the National Research Council's Regional Innovation Forum, Co-Chairman of the Ottawa Partnership, and a member of the board of Epocal, Mitel Networks, and the Nectar Foundation. He has served on the Board of the Strategic Microelectronics Corporation, the Canadian Advanced Technology Association, The Canadian Microelectronics Corp., The Ottawa Center for Research and Innovation, Micronet, and is past chairman of the Telecommunications Research Institute of Ontario. Mr. Mandy is a graduate of Algonquin College in Ottawa.

Mr. Jules M. Meunier was appointed to the Board of Directors on July 31, 2002. He was President and CEO of Proquent Systems Inc. from January to November 2002. Prior to January 2002, over a 20-year career with Nortel Networks Corporation, he helped shape the company's direction as Chief Technical Officer, and held senior positions in wired, wireless, and optical communications, including serving as President of its Wireless Networks division. He is also a Director and member of the Audit Committee of Spectrum Signal Processing, a British Columbia-based firm developing wireless and Voice over Packet equipment. Mr. Meunier holds Bachelor of Science degrees in Mathematics and Computer Science from the University of Ottawa.

Mr. Kent H. E. Plumley has been a Special Partner of Osler, Hoskin & Harcourt (law firm) since January 2002. Prior to that date, he was an equity partner of Osler, Hoskin & Harcourt since May 1990. Mr. Plumley is co-founder and Chairman of Genesys Capital Partners Inc. He has 35 years' experience in raising venture and equity capital for Canadian technology companies. Mr. Plumley is also Vice-Chairman of Bridgewater Systems, and a Director of The Stem Cell Network, Photonics Research Ontario, and the Ottawa Life Sciences Council. He serves on the Board of Trustees for The University of Ottawa Heart Institute Foundation and Queen's University, and is a representative to the Advisory Board of the Centre for Innovation Law & Policy at the University of Toronto Law School. Mr. Plumley has a Bachelor of Science in Chemical Engineering and a Bachelor of Laws, both from Queen's University.

Dr. Henry Simon has been Chairperson of the Company's Board of Directors since July 21, 1994. He is a Special Partner of Schroder Ventures Life Sciences Advisers, a venture capital company advising on investments in the life sciences. He joined Schroder Ventures in 1987 to head a venture capital group that developed a life sciences business in the U.K., and was CEO of the life sciences team until 1995. He is also Chairman of Leica Microsystems AG, Director of Gyros AB and Director and Chairman of the Audit Committee of Eyetek Pharmaceuticals. Dr. Simon holds an Electrical Engineering degree from the Institute of Technology in Munich, and a doctorate in Telecommunications from the Royal Institute of Technology in Stockholm.

Dr. Semir Sirazi has been a consultant to the semiconductor, networking and telecommunications industries since July 1997. He has held a variety of executive management positions at U.S. Robotics/3COM and Zenith Electronics Corporation. He is Executive Chairman of Prominence Networks, and a Director with Ureach Technologies, Visonael Inc., and Novarra, Inc. Dr. Sirazi received a Bachelor of Science in Electronics and Communications from Istanbul Technical University, a Master of Science in Electronics and Communications from Bosphorous University, and a PhD in Computer Science from the Illinois Institute of Technology. He holds eight patents and contributed to the standardization of Ethernet and other networking protocols as an active member of the IEEE 802 Standards Committee.

There are no family relationships among directors or executive officers of the Company.

Statement of Corporate Governance Practices

In February 1995, the Toronto Stock Exchange Committee on Corporate Governance in Canada issued its final report containing a series of guidelines for effective corporate governance (these guidelines, as amended from time to time, are herein referred to as the "Governance Guidelines"). The Governance Guidelines, which are not mandatory, deal with the constitution of boards of directors and board committees, their functions, the effectiveness and education of board members, their independence from management, their relationship with management and shareholders and other means of ensuring sound corporate governance. The Toronto Stock Exchange (the "TSX") has, in accordance with the recommendations contained in such report, adopted as a listing requirement that disclosure be made by each listed company of its corporate governance system with reference to the Governance Guidelines.

In 1999,  the TSX  amended  the  Governance  Guidelines  and  companies  are now
required  to  disclose  their  corporate   governance  practices  with  specific
reference to each of the 14 Governance Guidelines.

The Board of Directors of the Company believes that the Company is fully compliant with the Governance Guidelines, as currently in force.

As the Company's common shares are registered in the United States, Zarlink is subject to certain provisions of the United States Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") and the rules and regulations ("SEC Rules") of the U.S. Securities and Exchange Commission ("SEC"). Moreover, as the Company's common shares are listed on the New York Stock Exchange ("NYSE"), Zarlink is subject to certain NYSE corporate governance rules which became final in November 2003 ("NYSE Rules").

The Canadian Securities Administrators ("CSA") published for comment in January 2004 a policy relating to best practices for corporate governance standards ("CSA Best Practices Policy"). In addition, in March 2004, the CSA rules relating to audit committees and certification of financial disclosure came into force ("CSA Rules").

The Company fully complies with the corporate governance standards set out in the NYSE Rules although, as a foreign issuer, Zarlink is not required to comply with many of the NYSE Rules. As it fully complies with the NYSE Rules, the Company is exempt from compliance with the CSA Rules relating to the role and composition of its audit committee. The Company has already adopted all of the corporate governance practices proposed in the CSA Best Practices Policy.

The Governance Guidelines define independent directors as "unrelated", which means a director is independent of management and is free from any interest and any business or other relationship which could, or could reasonably be perceived to, materially interfere with the director's ability to act with a view to the best interests of the Company, other than interests and relationships arising from shareholding. The NYSE Rules require that a majority of the board must be "independent". Independence is defined under the NYSE Rules to mean the board has affirmatively determined that the director has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization (including any charitable organization) that has a relationship with the Company). The NYSE Rules deem certain relationships to be indicative of non-independence. The NYSE Rules also require that all audit committee members meet additional independence standards, including not accepting, directly or indirectly, any consulting or other compensatory fee and not being an affiliate of the Company.

The Board of Directors has reviewed the Governance Guidelines and NYSE Rules and has individually considered their respective interests in and relationships with the Company. As a consequence, the Board of Directors has determined that, on a rigorous application of these definitions, the Board is composed of eight unrelated and "independent" directors out of nine board members. As the President and Chief Executive Officer of the Company, Patrick J. Brockett is considered to be a "related" and not an "independent" director.

The NYSE Rules require that all of audit committee members be independent and financially literate, as defined by such rules. The Company is also required, under the Sarbanes-Oxley Act and SEC Rules, to disclose whether it has an audit committee financial expert (within the meaning of such rules) serving on its audit committee. The Board of Directors has reviewed the qualifications of the members of the audit committee and has determined that all audit committee members are independent and financially literate and that Hubert T. Lacroix, Chairperson of the Audit Committee, and J. Spencer Lanthier, a member of the Audit Committee, are the audit committee financial experts.

The Board of Directors has approved a detailed set of internal corporate governance policies including mandates for the Board of Directors and its committees. These policies are available to any shareholder upon request, and are also available in their entirety at the Company's website at www.zarlink.com.

All of the Company's employees (including the senior executives) are subject to a Code of Ethics and Business Conduct. The Chief Executive Officer, the Chief Financial Officer and the Corporate Controller of the Company must, in addition, meet the standards and requirements of the Supplementary Code of Ethics and Business, which are available to any shareholder upon request, and also available in their entirety at the Company's website at www.zarlink.com.

The Board of Directors continues to monitor changes to corporate governance rules and best practices and to take appropriate action, including, as appropriate, the adoption of voluntary policies and procedures.

Executive Officers

The names, ages and positions with the Company of the executive officers of the Company, other than Mr. Brockett, who is listed in the table of directors, are as follows:

     Name                  Age                     Positions
     ----                  ---                     ---------
Roland Andersson           52      Senior Vice President, Worldwide Sales and
                                   Marketing

Pradeep Singh Arora        40      Vice President Sales, Asia Pacific

Michael Bereziuk           51      Senior Vice President and General Manager,
                                   Consumer Communications

Peter Burke                53      Vice President, Chief Technology Officer

Jonathan Burnie            52      Director, Time To Market

J. Desmond Byrne           52      Vice President Legal and Assistant Secretary

Robert Eschbach            39      Vice President Sales, Americas

Anthony P. Gallagher       50      Senior Vice President, Worldwide Operations

Tsviatko Ganev             56      Vice President and General Manager, Optical
                                   Systems
Mark Levi                  67      Vice President, Corporate Marketing

Donald G. McIntyre         56      Senior Vice President Human Resources,
                                   General Counsel and Secretary

Scott Milligan             43      Senior Vice President Finance and Chief
                                   Financial Officer

Stephen J. Swift           51      Vice President and General Manager, Ultra
                                   Low Power Communications Division

Jitesh B. Vadhia           45      Senior Vice President, Network Communications
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

Item 11. Executive Compensation

The aggregate compensation paid by the Company to its directors and executive officers for services rendered during Fiscal 2004 was $5,619,755. This amount includes salary, bonuses, severance payments, car allowances and other perquisites and excludes the amount set out below for pension, retirement and similar benefits paid to executive officers.

The aggregate amount set aside or accrued by the Company and its subsidiaries during Fiscal 2004 for the provision of pension, retirement and similar benefits to the directors and executive officers the Company as a group was $228,199, excluding adjustments for market value fluctuations related to the current year.

Summary Compensation Table

The following table sets forth compensation information for the three fiscal years ended March 26, 2004, March 28, 2003, and March 29, 2002, respectively, for the Chief Executive Officer, the current Chief Financial Officer, the former Chief Financial Officer and the three most highly compensated executive officers of the Company, other than the Chief Executive Officer and the Chief Financial Officer, who were serving as executive officers of the Company on March 26, 2004 (collectively, the "Named Executive Officers").


----------------------------------------------------------------------------------------------------------------------------
                                                             Annual Compensation
                                                       ------------------------------
                                                         Bonus                             Long-Term
                                                        (Annual            Other         Compensation
                                                       Incentive          Annual           Securities         All Other
                                 Fiscal   Salary(3)    Awards)(3)   Compensation(1)(3)   Under Options    Compensation(2)(3)
Name and Principal Position       Year        $             $               $               Granted #             $
----------------------------------------------------------------------------------------------------------------------------
Patrick J. Brockett              2004      569,839           --                90,260        150,000           85,843
President and Chief              2003      499,207           --               139,483        150,000           95,363
Executive Officer                2002      495,657         297,391            142,124      1,110,000            2,128
----------------------------------------------------------------------------------------------------------------------------
Scott Milligan(4)                2004      204,186           --                15,229        130,000           31,600
Senior Vice President Finance    2003         --             --                  --             --               --
and Chief Financial Officer      2002         --             --                  --             --               --
----------------------------------------------------------------------------------------------------------------------------
Jean-Jacques Carrier             2004       99,960(5)        --                 4,711           --            802,252(5)
Former Chief Financial Officer   2003      217,740           --                11,630           --             35,085
                                 2002      205,191         121,515             17,527         40,000           52,376
----------------------------------------------------------------------------------------------------------------------------
Roland Andersson                 2004      406,467           --                34,669        100,000          109,794
Senior Vice President,           2003      343,107          50,000             34,651         50,000          129,988
Worldwide Sales and              2002      241,666         100,000             78,901        105,000          150,000
Marketing
----------------------------------------------------------------------------------------------------------------------------
Anthony A.P. Gallagher           2004      290,514           --                22,840        100,000           23,449
Senior Vice President,           2003      266,158         111,641             19,805         50,000           22,055
Worldwide Operations             2002      144,335          95,933             11,287         50,000           11,029
----------------------------------------------------------------------------------------------------------------------------
Tsviatko Ganev                   2004      286,837           --                22,257         60,000           72,904
Vice President, Optoelectronics  2003      242,125           --                  --           95,000             --
Business Unit                    2002         --             --                  --             --               --
----------------------------------------------------------------------------------------------------------------------------

(1) "Other Annual Compensation" includes relocation and living expenses for certain Named Executive Officers as follows: Mr. Brockett - Fiscal 2004 includes rent payments of $37,120 and tax equalization amounting to $36,004 (2003 - includes rent payments of $62,422 and relocation expenses totalling $62,054; 2002 - includes rent payments of $103,942 and relocation expenses totalling $25,136); Mr. Milligan - Fiscal 2004 includes car expenses amounting to $11,106; Mr. Andersson - Fiscal 2004 includes car expenses amounting to $34,669 (2003 - includes car expenses amounting to $29,796; 2002 - includes car expenses amounting to $67,720); Mr. Gallagher - Fiscal 2004 includes car expenses amounting to $21,490 (2003 - includes car expenses amounting to $18,742; 2002 - includes car expenses amounting to $11,287); Mr. Ganev - Fiscal 2004 includes car expenses amounting to $14,583.

(2) "All Other Compensation" includes contributions made and accrued by the Company to a defined contribution pension plan. Also includes $9,570 contributed in Fiscal 2004, on behalf of Mr. Ganev, to a Swedish state defined benefit multi-employer pension plan administered by a mutual pension insurance company which provides pension benefits based on length of service in a pensionable position with one or more employers and final pensionable earnings.

(3) Messrs. Brockett, Andersson, Gallagher, and Ganev's changes in salary from Fiscal 2003 to Fiscal 2004 were due solely to foreign exchange fluctuations. Canadian dollar amounts have been converted to United States dollars using the Fiscal 2004 average exchange rate of $0.735268 (2003 - 0.644132; 2002 - 0.639551). Swedish Kroner amounts have been converted to United States dollars using the Fiscal 2004 average exchange rate of
      0.127483  (2003 - 0.107611,  2002 -  0.095934).  British  pounds  sterling amounts have been converted to United States dollars using the Fiscal 2004 average exchange rate of 1.681215 (2003 - 1.541018, 2002 - 1.442441).

(4) Mr. Milligan was appointed Senior Vice-President Finance and Chief Financial Officer on May 19, 2003. Accordingly, the summary compensation table set forth above does not provide for any information concerning

      Mr. Milligan for Fiscal 2003 or Fiscal 2002 and the information provided for Fiscal 2004 relates to the period from May 19, 2003 to March 26, 2004.

(5) Mr. Carrier resigned as Senior Vice-President and Chief Financial Officer effective May 19, 2003. Upon termination of his employment with the Company, in accordance with executive termination arrangements effective January 1, 2000, Mr. Carrier received $784,875 of which (i) $738,944 was a lump sum payment equal to two times his annual base salary and target annual incentive payment, (ii) $38,933 was a lump sum equal to one times the Company's annual contribution to the Executive Pension Plan and (iii) $6,998 was a lump sum equivalent to two years payment of group life and health insurance (see "Employment Agreements").

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

During April 2001, the Company implemented a matching contribution in connection with the Employee Share Ownership Plan which provides for a contribution by the Company equal to 15% of each employee's contribution under the plan, subject to a maximum of $368 per employee per year. The maximum contribution by the Company under this plan for the next fiscal year is estimated at $150,000 based on average headcount during Fiscal 2004, assuming that each eligible employee contributes the maximum amount permitted under the plan.

Director, CEO and Executive Share Ownership

The policy for Director, CEO and Executive Share Ownership (the "Policy") was approved by the Board of Directors in May 2003 in order to better align the interests of the Company's directors, CEO and those executives including the CFO who report directly to the CEO (the "Executives") with the financial interests of the shareholders of the Company, create ownership focus and build long-term commitment.

The Policy requires that the Directors, the CEO and Executives establish and hold specified stock ownership levels in the Company within defined periods of time following the implementation of the Policy or from their date of hire or promotion to these roles after the effective date of the Policy, if later.

The Chairperson of the Board must purchase and hold common shares of the Company worth at least CDN $100,000 within three years after the effective date of the Policy or his/her date of appointment to the role, if later.

Each non-executive Director, who is not Chairperson of the Board, must purchase and hold common shares of the Company worth at least CDN $30,000 within three years after the effective date of the Policy or his/her date of appointment to the Board, if later.

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

The following table sets forth the details regarding options granted to the Named Executive Officers under the Option Plan during Fiscal 2004.

                  Option Grants During Fiscal 2004

==================================================================================================================
                                                                             Market Value
                                          % of Total                        of Securities
                                           Options                            Underlying
                          Securities      Granted to      Exercise or       Options on the
                         Under Options   Employees in     Base Price(1)    Date of Grant(1)
       Name               Granted (#)     Fiscal 2004     ($/Security)      ($/Security)          Expiration Date
------------------------------------------------------------------------------------------------------------------
Patrick J. Brockett           150,000          5.90%          $4.04             $3.92           January 29, 2010

Scott Milligan                 80,000          3.17%          $4.04             $3.92           January 29, 2010
                               50,000          1.98%          $4.83             $4.71             May 19, 2009

Jean-Jacques Carrier            Nil              --             --                --                   --

Roland Andersson              100,000          3.96%          $4.04             $3.92           January 9, 2010

Anthony A.P. Gallagher        100,000          3.96%          $4.04             $3.92           January 29, 2010

Tsviatko Ganev                 60,000          2.38%          $4.04             $3.92           January 29, 2010
===================================================================================================================

(1) Exercise price is determined by the five previous trading days averaging formula as defined in the Option Plan and Market Value is the market price on the Toronto Stock Exchange on the date of grant converting Canadian dollar amounts to United States dollars using the closing foreign exchange rate of the Bank of Canada on the date of each grant.

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

As 5,037,033 common shares had been issued upon exercise of options up to May 9, 2001, this amendment increased the number of common shares issuable under outstanding options and options available for grant, each as of May 9, 2001, to 15,190,000 which represented 12% of the then outstanding common shares. The Option Plan was also amended to provide that the maximum number of common shares in respect of which options may be granted under the Option Plan to non-employee directors during any fiscal year of the Company would be 20,000 common shares per director. As at May 28, 2004, the number of common shares issuable under outstanding options and options available for grant was 14,506,584, which represented 11.4% of the then outstanding common shares.

The price at which common shares may be purchased upon exercise of an option is the average of the market price (as defined in the Option Plan) of the common shares on the Toronto Stock Exchange for the five trading-day period immediately preceding the date of grant.

The Option Plan provides that, in the event of the death or permanent disability of an optionholder, the vesting period of any options unexercised at the date of death or permanent disability will be accelerated so that the optionholder's legal personal representative will be permitted to purchase and take delivery of, (i) in the case where the optionholder shall have been in the employment of the Company or any subsidiary for at least five years prior to the date of such employee's death or permanent disability, 50% of all common shares under option and not purchased or delivered at the date of death or permanent disability, and
(ii) in the case where the optionholder shall have been in the employment of the Company or any subsidiary for at least ten years prior to the date of such employee's death or permanent disability, all common shares under option and not purchased or delivered at the date of death or permanent disability, in each such case during the one-year period following such optionholder's death or permanent disability (but in no event after the expiration date of such options).

The Option Plan also provides that, in the event of the termination of an employee's employment for any reason other than cause or death, the employee's options may be exercised, to the extent the options are exercisable as of the termination date, within 90 days following the date the employee's employment is terminated (but in no event after the expiration date of such options); provided, however, that the Board of Directors of the Company may, in its discretion, amend the terms of any option to permit the employee to exercise such options as if such employee's employment had not been terminated, for up to a maximum of three years following the date of termination of the employee's employment (but in no event after the expiration date of such options). In the event the employee's employment has been terminated for cause, the employee's options shall be immediately cancelled.

The Option Plan further provides that, in the event of a change of control (whether in fact or in law) of the Company which results in a non-employee director being replaced, the vesting period shall be waived with respect to the options then held by such non-employee director in order to permit the full exercise of all outstanding options then held by such person. In the event that the non-employee director ceases to act as a director of the Company, all options held by such director, which are then exercisable, may be exercised within 180 days following the announcement of the quarterly results next following the date of resignation of such person (but in no event after the expiration date of such options). The Option Plan also provides that the Compensation Committee may determine that any option granted under the Option Plan shall include provisions which accelerate the date on which an option shall become exercisable upon the happening of such events as the Compensation Committee may determine and as permitted in the Option Plan.

On January 11, 2000, the Board of Directors of the Company decided that all unvested stock options held by each director, the President and Chief Executive Officer, the then five Senior Vice Presidents which included the CFO and any other executives of the Company as may be designated by the Board of Directors from time to time would be accelerated and become fully vested and immediately exercisable in the event of (i) the making by any person of a take-over bid (as defined in the Securities Act (Ontario)) for the common shares of the Company, or (ii) a change of control (whether in fact or in law and as more fully defined in such Board resolution) of the Company. By full action of the Board of Directors, this resolution now applies to each director and 13 designated executives including the President and Chief Executive Officer and the Chief Financial Officer.

The following table summarizes, for each of the Named Executive Officers, the aggregated options exercised during Fiscal 2004 and option values at March 26, 2004.

Aggregated  Options  Exercised  During  Fiscal 2004 and Fiscal  Year-End  Option
Values


===========================================================================================================================
           Name             Securities    Aggregate
                             Acquired       Value             Unexercised Options         Value of Unexercised In-the-Money
                            On Exercise    Realized             at March 26, 2004             Options at March 26, 2004(1)
                                (#)           ($)                      (#)                                ($)
                                                         -----------------------------    ----------------------------------
                                                         Exercisable     Unexercisable     Exercisable      Unexercisable
============================================================================================================================
Patrick J. Brockett              --            --          592,500          817,500              --                --

Scott Milligan                   --            --             --            130,000              --                --

Jean-Jacques Carrier             --            --          290,000             --                --                --

Roland Andersson                 --            --          65,000           190,000              --                --
-
Anthony A.P.Gallagher            --            --          78,678           169,001              --                --

Tsviatko Ganev                   --            --          23,750           131,250              --                --
=============================================================================================================================

(1)   None of the options were in-the-money as of March 26, 2004.

Employment Agreements

The Company has entered into employment agreements with the CEO, the CFO and other Named Executive Officers on the terms and conditions described below.

Patrick J. Brockett

On March 20, 2001, the Company entered into an employment agreement with Mr. Patrick J. Brockett with respect to his employment as President and Chief Executive Officer.

Pursuant to the agreement, Mr. Brockett is entitled to receive an annual base salary in the amount of $569,839. Mr. Brockett's base salary is determined in Canadian dollars and has remained unchanged at CDN $775,000 since he was engaged by the Company in April 2001. The change in the US dollar equivalent of Mr. Brockett's base salary is solely due to foreign exchange rate fluctuations since April 2001. He is also entitled to receive an annual incentive payment, conditional upon the successful achievement by Mr. Brockett of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual incentive payment will be equal to 30% of the annual base salary, (ii) if the objectives are achieved in full, the annual incentive payment will be equal to 60% of the annual base salary, and (iii) if all objectives collectively are exceeded by at least 25%, the annual incentive payment will be equal to 120% of the annual base salary. The incentive payment objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment (Fiscal 2002), Mr. Brockett was entitled to receive a guaranteed minimum incentive payment amounting to $297,391. In Fiscal 2003 and Fiscal 2004, Mr. Brockett did not receive any incentive payment.

Mr. Brockett is also entitled to customary benefits and options to purchase one million common shares at exercise prices determined as follows: (i) 25% of such options may be exercised at the market price (as defined in the Option Plan) of $7.33 in effect on April 9, 2001 (being the start date of Mr. Brockett's employment with the Company) (the "Initial Market Price"), (ii) 25% of such options may be exercised at $8.79 being 120% of the Initial Market Price, (iii) 25% of such options may be exercised at $10.55 being 144% of the Initial Market Price, and (iv) the remaining 25% of such options may be exercised at $12.86 being 173% of the Initial Market Price. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan. Note: Canadian dollar amounts have been converted to United States dollars using the closing foreign exchange rate provided by the Bank of Canada on the date of grant.

Mr. Brockett's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to two times his annual base salary and average earned annual incentive payment over the previous three fiscal years (or such shorter period during which Mr. Brockett will then have been employed by the Company), (ii) a payment of two years' regular annual contributions to an executive pension plan (or a contribution equal to 30% of the then current base salary, to the extent Mr. Brockett is not then participating in an executive pension plan) and (iii) continued group life and health benefits coverage during such two-year period. In addition, Mr. Brockett will have a period of six months following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

Scott Milligan

On May 12, 2003, the Company entered into an employment agreement with Mr. Scott Milligan with respect to his employment as Senior Vice President, Finance and Chief Financial Officer.

Pursuant to the agreement, Mr. Milligan is entitled to receive an annual base salary in the amount of $246,315, Mr. Milligan's base salary is determined in Canadian dollars and is CDN $335,000. He is also entitled to receive an annual incentive payment, conditional upon the successful achievement by Mr. Milligan of specific target objectives in each fiscal year, as follows: (i) if the objectives are achieved in full, the annual incentive payment will be equal to 50% of the annual base salary, and (ii) if the financial component of the objectives is exceeded, Mr. Milligan may earn up to 150% of his target incentive payment. The incentive payment objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year.

Mr. Milligan is also entitled to customary benefits and options to purchase 50,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

Mr. Milligan's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to one times his then current annual base salary, (ii) a lump sum payment in lieu of incentive payment equal to one times his target annual incentive payment, and (iii) continued group life and health benefits coverage until the earlier of one year following the date of termination or 30 days after he secures substantially similar replacement coverage through re-employment. In addition, Mr. Milligan will have a period of six months following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

Jean-Jacques Carrier

Mr.  Carrier  resigned as Senior  Vice  President,  Finance and Chief  Financial
Officer effective May 19, 2003. Upon termination of his employment with the Company, in accordance with executive termination arrangements effective January 1, 2000, Mr. Carrier received $784,875 of which (i) $738,944 was a lump sum payment equal to two times his annual base salary and target annual incentive payment, (ii) $38,933 was a lump sum equal to one times the Company's annual contribution to the Executive Pension Plan and (iii) $6,998 was a lump sum equivalent to two years payment of group life and health insurance. In addition, upon termination of his employment, all of the options granted to Mr. Carrier became vested and he was granted a period of eighteen months following the date of termination to exercise all such options unless any such options expired before the end of such 18-month period.

Roland Andersson

On May 10, 2001, the Company entered into an employment agreement with Roland Andersson with respect to his employment as Senior Vice President, Worldwide Sales and Marketing.

Pursuant to the agreement, Mr. Andersson is entitled to receive an annual base salary in the amount of $290,000 (which was agreed to be fixed at an equivalent amount in Swedish Kroner based on the exchange rate at the time of hire) Mr. Andersson's base salary in Kroner has not changed since he was engaged by the Company on June 4, 2001. The change in the US dollar equivalent of Mr. Andersson's base salary is solely due to foreign exchange fluctuations since June 4, 2001. He is also entitled to receive an annual incentive payment, conditional upon the successful achievement by Mr. Andersson of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual incentive payment will be equal to 27.5% of the annual base salary, (ii) if the objectives are achieved in full, the annual incentive payment will be equal to 55% of the annual base salary, and (iii) if all objectives are exceeded by at least 25%, the annual incentive payment will be equal to 85% of the annual base salary. The incentive payment objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year. In the first year of employment, Mr. Andersson was entitled to receive a guaranteed minimum incentive payment amounting to $100,000 and a signing incentive payment in the amount of $150,000. The agreement also provides for Company funding of 20 to 25% of Mr. Andersson's base salary annually to continue his private executive pension arrangement in Sweden.

Mr. Andersson is also entitled to customary benefits and options to purchase 75,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, and are otherwise governed by the terms and conditions of the Option Plan.

Mr. Andersson's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment equal to one times his annual base salary and (ii) a lump sum payment equal to one times his average earned annual incentive payment over the previous three fiscal years (or such shorter period during which Mr. Andersson will then have been employed by the Company). In addition, Mr. Andersson will have a period of 90 days following the date of termination to exercise all stock options that are vested up to the end of such exercise period and will receive continued group life and health benefits coverage not to extend beyond one year in accordance with the Company's Sweden policy relating to post-termination life and health benefits coverage.

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

Pursuant to the current agreement, Mr. Gallagher is employed as Senior Vice President, Worldwide Operations, and is entitled to receive an annual base salary of $246,500. Mr. Gallagher's base salary is 160,000 pounds sterling and has not changed since April 1, 2002. The change in the US dollar equivalent of Mr. Gallagher's base salary is due solely to foreign exchange fluctuations since April 1, 2002. He is also entitled to receive an annual incentive payment equal to 50% of the annual base salary, conditional upon the successful achievement by Mr. Gallagher of specific target objectives in each fiscal year. Mr. Gallagher is also entitled to customary benefits.

Mr. Gallagher's employment agreement further provides that any termination of employment by either Mr. Gallagher or the Company, other than for cause, is subject to nine months' prior notice of termination.

Tsviatko Ganev

On June 24, 2002, the Company entered into an employment agreement with Mr. Tsviatko Ganev with respect to his employment as Vice President of the Optoelectronics Business Unit.

Pursuant to the agreement, Mr. Ganev is entitled to receive an annual base salary in the amount of $286,837. Mr. Ganev's base salary is 2.25 million Kroner which has not changed since he was engaged by the Company on July 22, 2002. The change in US dollar equivalent of Mr. Ganev's base salary is solely due to foreign exchange fluctuations since July 22, 2002. He is also entitled to receive an annual incentive payment, conditional upon the successful achievement by Mr. Ganev of specific target objectives in each fiscal year, as follows: (i) if a minimum of 85% of the objectives are achieved, the annual incentive payment will be equal to 25% of the annual base salary, (ii) if the objectives are achieved in full, the annual incentive payment will be equal to 50% of the annual base salary, and (iii) if all objectives are exceeded by at least 50%, the annual incentive payment will be equal to 75% of the annual base salary. The incentive payment objectives for each fiscal year are reviewed and finalized with the Board of Directors of the Company within 45 days following the commencement of each fiscal year.

Mr. Ganev is also entitled to customary benefits and options to purchase 50,000 common shares pursuant to the Option Plan. The options provide for equal annual vesting over a period of four years commencing one year following their date of grant, have a term of six years and are otherwise governed by the terms and conditions of the Option Plan.

Mr. Ganev's employment agreement provides further that, in the event that the Company terminates his employment without legal grounds for which an employer is entitled to dismiss an employee without notice or compensation in lieu of notice, he will be entitled to the following termination package: (i) a lump sum payment in lieu of incentive payment equal to one times his then current annual base salary, (ii) a lump sum payment equal to one times his average earned annual incentive payment over the previous three fiscal years (or such shorter period during which he was employed by the Company) and (iii) continued group life and health benefits coverage in accordance with the Company's Swedish policy relating to post termination life and health benefits coverage. In addition, Mr. Ganev will have a period of 30 days following the date of termination to exercise all stock options that are vested up to the end of such exercise period.

Compensation of Non-Employee Directors

During the fiscal year ended March 26, 2004, each director who was not a salaried officer of the Company or its subsidiaries received an annual stipend of $7,353 and a director's fee of $1,471 for each meeting of the Board of Directors or any Committee thereof attended in person and for each day spent on the affairs of the Company or $919 for each telephone meeting of the Board of Directors and was reimbursed for his expenses. In addition, the Chairperson of each Committee of the Board of Directors received an annual fee of $4,412, with the exception of the Chairperson of the Audit Committee who received an annual fee of $11,029. The Company pays the Chairperson of the Board of Directors, when such person is not an employee of the Company, an annual stipend of $73,527 (inclusive of Board and Committee meeting fees) and a per diem of $1,471 for attendance to Company business to an annual maximum of $36,763.

The following table summarizes the aggregate number of unexercised options held by non-employee directors at May 28, 2004.

Option Information for Non-Employee Directors

================================================================================
                                             Unexercised Options at May 28, 2004
Date of Grant                                -----------------------------------
                                                Exercisable   Unexercisable
--------------------------------------------------------------------------------
May 12, 1994                                      24,000             --
--------------------------------------------------------------------------------
May 17, 1995                                      40,000             --
--------------------------------------------------------------------------------
May 16, 1996                                      40,000             --
--------------------------------------------------------------------------------
May 22, 1997                                      40,000             --
--------------------------------------------------------------------------------
March 12, 1998                                    50,000             --
--------------------------------------------------------------------------------
July 23, 1998                                     25,000             --
--------------------------------------------------------------------------------
May 20, 1999                                      55,000             --
--------------------------------------------------------------------------------
August 27, 1999                                   15,000          5,000
--------------------------------------------------------------------------------
January 12, 2000                                  60,000         20,000
--------------------------------------------------------------------------------
May 4, 2000                                       37,500         12,500
--------------------------------------------------------------------------------
August 22, 2000                                   10,000         10,000
--------------------------------------------------------------------------------
February 21, 2001                                100,000        100,000
--------------------------------------------------------------------------------
February 6, 2002                                  30,000         90,000
--------------------------------------------------------------------------------
July 13, 2002                                         --         20,000
--------------------------------------------------------------------------------
February 6, 2003                                      --        140,000
--------------------------------------------------------------------------------
May 14, 2003                                          --         20,000
--------------------------------------------------------------------------------
January 29, 2004                                      --        160,000
================================================================================

Directors' and Officers' Liability Insurance

As at May 28, 2004, the Company had in force Directors' and Officers' Liability Insurance policies in the amount of $30,000,000 for the benefit of the directors and officers of the Company and its subsidiaries. The total amount of the premiums paid by the Company for the policies in effect for the fiscal year ended March 26, 2004 was $1,179,900. No portion of these premiums was paid by the directors and officers of the Company. The policies do not provide for a deductible for any loss in connection with a claim against a director or an officer. For claims brought against the Company, a deductible of $1,000,000 applies.

Indebtedness of Directors, Executive Officers and Senior Officers

As at May 28, 2004, no director, executive officer or senior officer of the Company, or any associate of any such director or officer was indebted to the Company or any one of its subsidiaries in connection with the purchase of securities of the Company or its subsidiaries or otherwise.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following  table sets forth  information  as at May 28, 2004 with respect to
(1) all shareholders known by the Company to be beneficial owners (which includes shares over which control or direction is exercised) of more than 5% of its outstanding common shares; and (2) ownership of common shares and $2.00 Cumulative Redeemable Convertible Preferred Shares, 1983 R&D Series ("R&D Preferred Shares") by each director, each of the Named Executive Officers and all executive officers and directors as a group.


                                                                            Amount
                                                      Class of           Beneficially         Percent of
Name and Address                                       Shares                Owned             Class(1)
----------------                                       ------            ------------          --------
McLean Budden (6)                                      common              9,574,850             7.52
     145 King Street West
      Suite 2525
      Toronto, ON
      M5H 1J8
Massachusetts Financial Services Company (5)           common              9,172,375             7.21
     500 Boylston Street
     Boston, Massachusetts
     U.S.A.       02116-3741

*Roland Andersson                                      common               83,803               (4)

*Pradeep Arora                                         common               84,240               (4)

*Michael Bereziuk                                      common               77,044               (4)

Andre Borrel                                           common               90,000               (4)
     Chemin du bois de Seyme, 1
     1253 Vandoeuvres-GE- Suisse

*Patrick J. Brockett                                   common               922,235              (4)

*Peter Burke                                           common               144,994              (4)

Jonathan Burnie                                        common               12,064               (4)

*J. Desmond Byrne                                      common               41,013               (4)

*Jean-Jacques Carrier                                  common               290,000              (4)

Robert Eschbach                                        common               15,000               (4)

*Anthony P. Gallagher                                  common               83,666               (4)

Tsviatko Ganev                                         common               36,250               (4)

Hubert T. Lacroix                                      common               162,528              (4)
     1 Place Ville Marie, Suite 3333
     Montreal, QC H3B 3N2

J. Spencer Lanthier                                    common               15,000               (4)

*Mark Levi                                             common               92,836               (4)

Kirk K.  Mandy                                         common               145,000              (4)
     400 March Road
     Kanata, ON  K2K 3H4

*Donald G. McIntyre                                    common               281,803              (4)


                                                                            Amount
                                                      Class of           Beneficially         Percent of
Name and Address                                       Shares                Owned             Class(1)
----------------                                       ------            ------------          --------
Jules Meunier                                          common               15,000               (4)
     207 18A St. NW
     Calgary, AB   T2N 1W5

Scott Milligan                                         common               30,534               (4)

Kent H. E. Plumley                                     common               45,000               (4)
     1500 - 50 O'Connor Street
     Ottawa, ON  K1P 6L2

Dr. Henry Simon                                        common               255,000              (4)
     1 Telegraph Hill
     London, England NW3 7NU

Dr. Semir D. Sirazi                                    common               99,500               (4)
     500 Elmwood Ave
     Wilmette, IL 60091

*Stephen Swift                                         common               74,701               (4)

*Jitesh Vadhia                                         common               187,401              (4)

24  directors  and  executive   officers  as  a        common              3,284,612             (4)
     group(2,3)                                    R&D Preferred              nil

      * These executive officers, or in the case of Mr. Carrier, a former executive officer, can be contacted c/o Zarlink Semiconductor Inc., 400 March Road, Ottawa, Ontario, Canada K2K 3H4.

The persons named hold the sole investment and voting power except as set forth below:

(1) Percentage ownership is calculated based upon total shares in the class outstanding plus shares in the class subject to options currently exercisable or exercisable within sixty days by the entity or group indicated.

(2) These holdings include stock options currently exercisable or exercisable within 60 days by: Mr. Andersson - 83,750; Mr. Arora - 79,416; Mr. Bereziuk - 63,750; Mr. Borrel - 90,000; Mr. Brockett - 842,500; Mr. Burke
      - 109,159; Mr. Burnie - 10,231; Mr. Byrne - 41,013; Mr. Carrier - 290,000;
      Mr. Eschbach - 15,000; Mr. Gallagher - 78,678; Mr. Ganev - 36,250; Mr. Lacroix - 130,000; Mr. Lanthier - 5,000; Mr. Levi - 68,750; Mr. Mandy - 140,000; Mr. McIntyre - 226,250; Mr. Meunier - 10,000; Mr. Milligan - 12,500; Mr. Plumley - 45,000; Dr. Simon - 130,000; Dr. Sirazi - 70,000;
      Mr. Swift - 70,148, and Mr. Vadhia - 93,000.

(3) Does not include stock options granted to non-employee directors which are not currently exercisable, as follows: Mr. Borrel - 50,000; Mr. Lacroix - 50,000; Mr. Lanthier - 35,000; Mr. Mandy - 70,000; Mr. Meunier - 50,000;
      Mr. Plumley - 55,000; Dr. Simon - 50,000, and Dr. Sirazi - 50,000.

(4)   Represents less than 1% of the class.

(5)   Based upon information provided on a Schedule 13G filed with the SEC.

(6)   Based upon information provided by McLean Budden.

Statements contained in the table as to securities beneficially owned by persons referred to therein or over which they exercise control or direction are, in each instance, based upon information provided by such persons.

Equity Compensation Plan Information

The following table provides information as of March 26, 2004 about the common shares of the Company that may be issued upon exercise of options, warrants and rights under all of the Company's equity compensation plans.


-----------------------------------------------------------------------------------------------------------
                                                                                   Number of securities
                                                                                  remaining available for
                                                                                   future issuance under
                             Number of securities to  Weighted-average exercise     equity compensation
                             be issued upon exercise     price of outstanding        plans (excluding
                             of outstanding options,    options, warrants and     securities reflected in
       Plan Category           warrants and rights              rights                  column (a))
-----------------------------------------------------------------------------------------------------------
Equity compensation plans          11,534,680                   $8.35                    2,971,904
approved by securityholders

Equity compensation plans               --                        --                         --
not approved by
securityholders

Total                              11,534,680                   $8.35                    2,971,904
-----------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services.

For Fiscal 2004 and the fiscal year ended March 28, 2003 ("Fiscal 2003"), Ernst & Young LLP was paid $859,000 and $1,012,000, respectively, as detailed below:


Ernst & Young LLP                                 Fiscal 2004        Fiscal 2003
-----------------                                 -----------        -----------
Audit services(1)                                 $  496,000         $  489,000
Audit related services(2)                         $   91,000         $  166,000
Tax services(3)                                   $  272,000         $  325,000
Non-audit services                                        --         $   32,000
                                                  ----------         ----------
Total                                             $  859,000         $1,012,000

(1) These fees included fees paid for the audit of the consolidated financial statements and other services performed such as statutory audits and quarterly reviews.

(2) These fees included fees paid for assistance in internal control certification, audit of pension plans, various accounting consultation and assistance with review of documents filed with local and foreign regulatory authorities.

(3) These fees generally included fees for assistance with corporate tax compliance as well as income tax compliance and other assistance to expatriates.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax and other services performed by the independent auditor. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditor is engaged to perform it.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a) The following financial statements and supplementary data are filed as part of this report under Item 8:

      1.    Consolidated Financial Statements.

      Auditor's Report to the Shareholders

      Consolidated  Balance Sheets at March 26, 2004,  March 28, 2003, and March
        29, 2002

      Consolidated Statements of Shareholders' Equity for the fiscal years ended
        March 26, 2004, March 28, 2003, and March 29, 2002

      Consolidated Statements of Loss for the fiscal years ended March 26, 2004, March 28, 2003, and March 29, 2002

      Consolidated Statements of Cash Flows for the fiscal years ended March 26, 2004, March 28, 2003, and March 29, 2002

      Notes to the Consolidated Financial Statements

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

3.1 Conformed Composite Copy of the Company's Articles, as amended to date (incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-83556 on Form S-8)

3.2 By-law No. 16 of the Company (incorporated by reference to Exhibit 3.2 to Form 10-K filed on June 25, 2003)

3.3   Form  of   Specimen   Certificate   for  Common   Shares  of  the  Company
      (incorporated  by  reference to Exhibit 3.3 to Form 10-K filed on June 25,
      2003)

10.1 Share Sale and Purchase Agreement, dated February 12, 1998, between The General Electric Company p.l.c., London, England and Zarlink Telecom Limited, Portskewett, Gwent, Wales and the Company, Kanata, Ontario, Canada (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 27, 1998)

10.2 Deed of Tax Covenant, dated February 12, 1998, between The General Electric Company p.l.c. and Zarlink Telecom Limited (incorporated by reference to Exhibit 2.2 to Form 8-K filed on February 27, 1998)

10.3 Environmental Deed, dated February 12, 1998, between The General Electric Company p.l.c. and Zarlink Telecom Limited (incorporated by reference to Exhibit 2.3 to Form 8-K filed on February 27, 1998)

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to Form 10-K filed on June 25, 2003)

23    Consent of Ernst & Young LLP

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

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

99.1 Management's Discussion and Analysis of the Company's Financial Condition and Results of Operations- Canadian Supplement

99.2 Consolidated Financial Statements in accordance with Canadian Generally Accepted Accounting Principles

b) Reports on Form 8-K. The Company filed one Current Report on Form 8-K during the quarter ended March 26, 2004. The Report was dated January 21, 2004, and was in respect of the announcement of a press release announcing the Company's financial results for the third quarter of Fiscal 2004.

                                   SCHEDULE II

                           ZARLINK SEMICONDUCTOR INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 March 26, 2004
                          (in millions of U.S. dollars)


                                                      Additions
                                   -------------------------------------------
                                    Balance,                        Charged to                       Balance,
                                   Beginning       Charged to         other                            End
Description                        of Period         expense         accounts        Deductions     of Period
-----------                        ---------         -------         --------        ----------     ---------
Sales Reserves:
Fiscal 2004                          $ 2.5               --             8.9             (10.1)        $  1.3
Fiscal 2003                          $ 2.8               --             7.6              (7.9)        $  2.5
Fiscal 2002                          $ 2.7               --             9.0              (8.9)        $  2.8

Allowance for doubtful accounts:
Fiscal 2004                          $ 1.1               --              --              (0.8)        $  0.3
Fiscal 2003                          $ 1.3              0.2              --              (0.4)        $  1.1
Fiscal 2002                          $ 0.3              1.6              --              (0.6)        $  1.3


Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ZARLINK SEMICONDUCTOR INC.

                                              By: /s/ Patrick J. Brockett
                                                  ------------------------------
                                                  (Patrick J. Brockett)
                                                   President and
                                                   Chief Executive Officer

Dated:  June 9, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                           Title                             Date
  ---------                           -----                             ----
/s/ Henry Simon             Chairman of the Board                   June 9, 2004
-----------------------
(Henry Simon)

/s/ Kirk K. Mandy           Vice Chairman of the Board              June 9, 2004
-----------------------
(Kirk K. Mandy)

/s/ Patrick J. Brockett     President and Chief Executive Officer   June 9, 2004
-----------------------
(Patrick J. Brockett)

/s/ Andre Borrel            Director                                June 9, 2004
-----------------------
(Andre Borrel)

/s/ Hubert T. Lacroix       Director                                June 9, 2004
-----------------------
(Hubert T. Lacroix)

/s/ J. Spencer Lanthier     Director                                June 9, 2004
-----------------------
(J. Spencer Lanthier)

/s/ Jules Meunier           Director                                June 9, 2004
-----------------------
(Jules Meunier)

/s/ Kent H.E. Plumley       Director                                June 9, 2004
-----------------------
(Kent H.E. Plumley)

/s/ Semir D. Sirazi         Director                                June 9, 2004
-----------------------
(Semir D. Sirazi)