Form 10-Q
period 2004-06-25
ZARLINK SEMICONDUCTOR INC
filed 2004-07-23
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2004

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

As  at  July  16,  2004  there  were   127,308,973   Common  Shares  of  Zarlink
Semiconductor Inc., no par value, issued and outstanding.

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

              CONSOLIDATED BALANCE SHEETS......................................3
              CONSOLIDATED STATEMENTS OF INCOME (LOSS).........................4
              CONSOLIDATED STATEMENTS OF CASH FLOWS............................5
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........20

ITEM 4.  CONTROLS AND PROCEDURES..............................................21

PART II - OTHER INFORMATION...................................................22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................22

SIGNATURES....................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)


                                                             June 25,  March 26,
                                                               2004      2004
                                                            --------   --------
ASSETS
Current assets:
  Cash and cash equivalents                                 $   23.3   $   27.0
  Short-term investments                                        54.6       54.8
  Restricted cash                                               10.0       10.0
  Trade accounts receivable, less allowance for
     doubtful accounts of $0.3 (March 26, 2004 - $0.3)          29.2       24.1
  Other receivables                                              3.3        2.3
  Note receivable - net of deferred gain of $10.3
    (March 26, 2004 - $17.1)                                     0.1        0.1
  Inventories                                                   25.1       20.8
  Prepaid expenses and other                                     8.3        5.1
                                                            --------   --------
                                                               153.9      144.2
Fixed assets - net                                              40.0       41.1
Deferred income tax assets - net                                 7.3        7.5
Other assets                                                     4.6        4.6
                                                            --------   --------
                                                            $  205.8   $  197.4
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                    $   20.5   $   15.0
  Employee-related accruals                                     10.2       11.1
  Income and other taxes payable                                 7.0        7.9
  Provisions for exit activities                                 1.5        2.7
  Other accrued liabilities                                      9.4       10.9
  Deferred credits                                               0.6        0.7
  Current portion of long-term debt                              0.1        0.1
                                                            --------   --------
                                                                49.3       48.4
Long-term debt                                                   0.1        0.1
Pension liabilities                                             16.9       16.7
                                                            --------   --------
                                                                66.3       65.2
                                                            --------   --------
Redeemable preferred shares, unlimited shares
authorized; 1,390,300 shares issued and
outstanding (March 26, 2004 - 1,390,300)                        17.6       17.6
                                                            --------   --------
Commitments (Note 8)

Shareholders' equity:
  Common shares, unlimited shares authorized;
    no par value; 127,302,973 shares issued
    and outstanding (March 26, 2004 - 127,301,411)             768.4      768.4
  Additional paid-in capital                                     2.4        2.3
  Deficit                                                     (616.5)    (623.5)
  Accumulated other comprehensive loss                         (32.4)     (32.6)
                                                            --------   --------
                                                               121.9      114.6
                                                            --------   --------
                                                            $  205.8   $  197.4
                                                            ========   ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                          Three Months Ended
                                                        June 25,     June 27,
                                                          2004         2003
                                                     ---------       ---------
Revenue                                              $    55.8       $    53.7
Cost of revenue                                           30.6            28.1
                                                     ---------       ---------
Gross margin                                              25.2            25.6
                                                     ---------       ---------
Expenses:
  Research and development                                14.9            19.2
  Selling and administrative                              10.6            11.6
  Gain on sale of business                                (7.0)            --
  Stock compensation expense                               0.1             --
                                                     ---------       ---------
                                                          18.6            30.8
                                                     ---------       ---------
Income (loss) from operations                              6.6            (5.2)
Other expense - net                                       (0.1)           (0.7)
                                                     ---------       ---------
Income (loss) before income taxes                          6.5            (5.9)
Income tax (expense) recovery                              1.0            (0.3)
                                                     ---------       ---------
Net income (loss) for the period                     $     7.5       $    (6.2)
                                                     =========       =========
Net income (loss) attributable to common
shareholders after preferred share dividends         $     7.0       $    (6.7)
                                                     =========       =========
Net income (loss) per common share:
      Basic and diluted                              $     0.05      $    (0.05)
                                                     =========       =========
Weighted average number of common shares
outstanding (millions):
      Basic                                              127.3           127.3
                                                     =========       =========
      Diluted                                            127.5           127.3
                                                     =========       =========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                            Three Months Ended
                                                           June 25,     June 27,
                                                             2004         2003
                                                           -------      -------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income (loss) for the period                         $   7.5      $  (6.2)
  Depreciation of fixed assets                                 2.3          3.6
  Amortization of other assets                                 --           0.3
  Other non cash changes in operating activities              (7.0)         1.0
  Stock compensation expense                                   0.1          --
  Deferred income taxes                                        0.2          0.1
  Decrease (increase) in working capital:
      Trade accounts and other receivables                    (6.1)        (7.4)
      Inventories                                             (4.3)         0.8
      Prepaid expenses and other                              (3.2)        (3.0)
      Payables and accrued liabilities                         0.6          1.3
      Deferred credits                                        (0.1)        (0.2)
                                                           -------      -------
    Total                                                    (10.0)        (9.7)
                                                           -------      -------
Investing activities:
  Purchased short-term investments                           (54.6)       (62.3)
  Matured short-term investments                              54.8         89.5
  Expenditures for fixed and other assets                     (0.4)        (1.2)
  Proceeds from disposal of fixed and other assets             --           0.4
  Proceeds from repayment of note receivable                   7.0          --
                                                           -------      -------
     Total                                                     6.8         26.4
                                                           -------      -------
Financing activities:
  Repayment of capital lease liabilities
    and long term debt                                        (0.1)        (0.2)
  Payment of dividends on preferred shares                    (0.5)        (0.5)
  Repurchase of preferred shares                               --          (0.4)
                                                           -------      -------
     Total                                                    (0.6)        (1.1)
                                                           -------      -------
Effect of currency translation on cash                         0.1          0.1
                                                           -------      -------
Increase (decrease) in cash and cash equivalents              (3.7)        15.7

Cash and cash equivalents, beginning of period                27.0         23.5
                                                           -------      -------
Cash and cash equivalents, end of period                   $  23.3      $  39.2
                                                           =======      =======

       (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. (Zarlink or the Company) in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at June 25, 2004, and the results of operations and cash flows of the Company for the three month periods ended June 25, 2004 and June 27, 2003, respectively, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Canadian GAAP financial statements for interim periods are also prepared and presented to shareholders.

      The balance sheet at March 26, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended March 26, 2004. The Company's fiscal year-end is the last Friday in March.

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

                                                            Three Months Ended
                                                           June 25,    June 27,
                                                             2004        2003
                                                           -------     -------
      Net income (loss), as reported                       $  7.5      $ (6.2)
      Adjustments:
         Stock compensation expense as reported               0.1         --
         Pro forma stock compensation expense                (2.9)       (3.1)
                                                           -------     -------
      Pro forma net income (loss)                          $  4.7      $ (9.3)
                                                           -------     -------
       Net income (loss) per common share, as reported
         Basic and diluted                                 $  0.05     $ (0.05)
                                                            -------     -------
      Pro forma net income (loss) per common share:
         Basic and diluted                                 $  0.03     $ (0.08)
                                                           -------     -------

      Based upon the fair value method of accounting for stock compensation expense, the pro forma net income for the quarter ended June 25, 2004, was decreased by $2.8 as compared to the net income, as reported. For the quarter ended June 27, 2003, the pro forma net loss was increased by $3.1.

      Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three month fiscal periods ended June 25, 2004 and June 27, 2003:

                                                            Three Months Ended
                                                          June 25,      June 27,
                                                            2004          2003
                                                         --------       --------
       Weighted  average fair value price of the
         options  granted  during the quarter             $  1.97       $  2.31

       Risk free interest rate                              4.06%         3.19%
       Dividend yield                                         Nil           Nil
       Volatility factor of the expected market
          price of the Company's common stock               65.4%         68.2%
       Weighted-average expected life of the options    4.1 Years     3.3 Years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

3.    Inventories
                                                   June 25,         March 26,
                                                     2004              2004
                                                   --------         ---------
      Raw materials                                 $   2.7          $   2.2
      Work-in-process                                  16.8             13.3
      Finished goods                                    5.6              5.3
                                                    -------          -------
                                                    $  25.1          $  20.8
                                                    =======          =======

4.    Fixed assets
                                                   June 25,         March 26,
                                                     2004              2004
                                                   --------         ---------
      Cost                                        $  194.7         $  193.6
      Accumulated depreciation                      (154.7)          (152.5)
                                                  ---------        ---------
                                                  $   40.0         $   41.1
                                                  =========        =========

5.       Note receivable
                                                   June 25,         March 26,
                                                     2004              2004
                                                   --------         ---------

      Note receivable, non-interest bearing        $  10.4         $  17.2
      Less: Deferred gain                            (10.3)          (17.1)
                                                   -------         -------
                                                       0.1             0.1
      Less: current portion                           (0.1)           (0.1)
                                                   -------         -------
                                                   $   --          $   --
                                                   =======         =======

      Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG (X-FAB), payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. During the first quarter of Fiscal 2005, X-FAB exercised its option to make early payments totaling $7.0 against the $10.0 installment due in the second quarter of Fiscal 2005. As a result of the early payments, the Company recognized a gain on sale of business of $7.0 during the first quarter of Fiscal 2005.

      Based upon the terms of the sale agreement, the note receivable was discounted by $0.1 as a result of the early payments made by X-FAB. This discount was applied against the remaining $3.0 installment due in the second quarter of Fiscal 2005. On July 1, 2004, the Company received a payment of $2.9 from X-FAB, to settle the installment due at that time. The Company will recognize a gain on sale business of $2.9 during the second quarter of Fiscal 2005 (See also Note 17).

      The final installment payment of $8.0 is due from X-FAB in the first quarter of Fiscal 2006.

6.    Provisions for exit activities

      The remaining balance in the restructuring provision relates to idle and excess space as a result of exit activities implemented and completed in previous years, and will be paid over the lease term unless settled earlier.

      The following table summarizes the continuity of these restructuring provisions for the three months ended June 25, 2004:

                                     Workforce   Lease and contract
                                     Reduction      settlement         Total
                                     ---------   ------------------    -----
      Balance, March 26, 2004         $  0.7          $  2.0          $  2.7
      Cash drawdowns during quarter     (0.7)           (0.5)           (1.2)
                                       ------          ------          ------
      Balance, June 25, 2004          $  --           $  1.5          $  1.5
                                      ======          ======          ======

7.    Guarantees

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation (Mitel). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at June 25, 2004, was $36.4 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company was not aware of any factors as at June 25, 2004 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. The Company has not recorded a liability in its consolidated financial statements associated with this guarantee.

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

      In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at June 25, 2004, the taxation years 2000 to February 16, 2001 were subject to audit by taxation authorities in certain foreign jurisdictions.

      On November 19, 2002, the Company provided security to the financial institution of a subsidiary in the form of a guarantee in relation to the subsidiary's liability for custom and excise duties. As at June 25, 2004, the maximum amount of the guarantee was $2.9 ($1.6 British Pounds).

      The Company records a liability based on its historical experience with warranty claims. The warranty accrual was immaterial for the quarter ended June 25, 2004.

      Based upon the transition rules outlined in FASB Interpretation no. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others", no amounts have been recorded by the Company related to the above-mentioned items.

8.    Commitments

      The Company had letters of credit outstanding as at June 25, 2004 of approximately $9.4 (June 27, 2003 - $6.2), which expire within seven months. Cash and cash equivalents of $9.4 have been pledged as security against certain outstanding letters of credit, and are presented as restricted cash. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 of letters of credit were outstanding related to the Company's Senior Executive Retirement Plan (SERP). In addition, $0.7 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.6 as security for a custom bond and related credit facilities.

9.    Redeemable Preferred Shares

      There were no preferred shares purchased during the three months ended June 25, 2004. As at June 25, 2004, there were 13,200 repurchased preferred shares that had not been cancelled by the transfer agent. These preferred shares were repurchased during Fiscal 2004.

      During the first quarter of Fiscal 2005, the Company declared and paid dividends on its redeemable preferred shares of $0.5 based on a quarterly dividend of $0.37 (Cdn $0.50) per share.


10.   Capital stock

      a) The Company has not declared or paid any dividends on its common shares.

      b)    A summary of the Company's stock option activity is as follows:

                                                        Three Months Ended
                                                  -----------------------------
                                                   June 25,          June 27,
                                                     2004              2003
                                                  ----------        ----------
      Outstanding Options:
      Balance, beginning of period                11,534,680        10,828,557
      Granted                                        298,000           106,500
      Exercised                                       (1,562)           (8,582)
      Forfeited                                     (156,321)         (646,022)
                                                  ----------        ----------
      Balance, end of period                      11,674,797        10,280,453
                                                  ==========        ==========

      As at June 25,  2004,  there were  2,830,225  (March 26, 2004 - 2,971,904)
      options available for grant under the stock option plan approved by the Company's shareholders on December 7, 2001. The exercise price of outstanding stock options ranges from $2.52 to $27.69 per share with exercise periods extending to June 2010. The exercise price of stock options issued in Canadian dollars was translated at the U.S. dollar exchange rate on June 25, 2004.

c) The net income (loss) per common share figures were calculated based on the net income (loss) after the deduction of preferred share dividends and using the weighted monthly average number of shares outstanding during the respective periods. Diluted earnings per share is computed in accordance with the treasury stock method based on the average number of common shares and dilutive common share equivalents.

      The common shares and dilutive common share equivalents used in the computation of the Company's basic and diluted earnings per common share are as follows:

                                                         Three Months Ended
                                                     --------------------------
                                                       June 25,        June 27,
                                                         2004           2003
                                                     -----------     -----------
      Weighted average common shares outstanding     127,302,973     127,273,898
      Dilutive effect of stock options                   149,619            --
                                                     -----------     -----------
      Weighted average common shares outstanding,
       assuming dilution                             127,452,592     127,273,898
                                                     ===========     ===========


      For the three months ended June 27, 2003, 612,952 stock options have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the period.

      The following stock options were excluded from the computation of common share equivalents because the options' exercise price exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                                     Three Months Ended
                                               ------------------------------
                                                 June 25,            June 27,
                                                   2004               2003
                                                 --------            --------
      Number of outstanding options             8,965,608          7,698,178

      Average exercise price per share         $     8.85         $    10.63

      The average exercise price of stock options granted in Canadian dollars was translated at the closing period-end U.S. dollar exchange rate.

11.   Accumulated other comprehensive income (loss)

      The components of total comprehensive income (loss) were as follows:

                                                              Three Months Ended
                                                              June 25,  June 27,
                                                                2004     2003
                                                              --------  --------
       Net income (loss) for the period                        $  7.5   $ (6.2)
       Other comprehensive income (loss):
         Realized net derivative loss on cash flow hedges         0.2      0.1
         Unrealized net derivative gains on cash flow hedges      --       0.1
                                                               ------   ------
      Total comprehensive income (loss) for the period         $  7.7   $ (6.0)
                                                               ======   ======

      The changes to accumulated other comprehensive loss for the three months ended June 25, 2004 were as follows:

                                                      Realized and
                                       Cumulative    Unrealized Net
                                      Translation    Gain (Loss) on
                                        Account        Derivatives       Total
                                      -----------    ---------------     -----
      Balance, March 26, 2004           $ (32.4)         $ (0.2)        $ (32.6)
      Change during the three months
        ended June 25, 2004                 --              0.2             0.2
                                        -------          ------         -------
      Balance, June 25, 2004            $ (32.4)         $  --          $ (32.4)
                                        =======          ======         =======

      The Company recorded an increase in other comprehensive income in the three months ended June 25, 2004 of $0.2, as compared to a decrease in other comprehensive loss of $0.2 in the three months ended June 27, 2003. These changes were attributable to the change in the fair value of outstanding foreign currency option and forward contracts related to the Company's hedging program that were designated as cash flow hedges. There were no material derivative gains or losses included in other comprehensive income at June 25, 2004.

12.   Other expense - net

                                                          Three Months Ended
                                                         June 25,     June 27,
                                                           2004         2003
                                                           ----         ----
      Interest income                                    $  0.2        $  0.3
      Foreign exchange loss                                (0.3)         (1.0)
                                                         -------       ------
      Other expense - net                                $ (0.1)       $ (0.7)
                                                         ======        ======

13.   Income taxes

      An income tax recovery of $1.0 was recorded for the first quarter of Fiscal 2005, as a result of a recovery of domestic and foreign income taxes, compared with an expense of $0.3 for the corresponding period in Fiscal 2004. The recovery of $1.0 related to the release of previously recognized provision no longer required as a result of settlements with tax authorities. In addition, the Company recorded a recovery of $0.2 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.2.

      The Company has a valuation allowance against its deferred tax assets at June 25, 2004 of $174.5 (March 26, 2004 - $176.8). The decrease relates mainly to the reversal of temporary differences and losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

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

14.   Information on business segments

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

      The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through ultra low-power communications solutions. The Network Communications business segment offers products that provide connectivity to the enterprise and metro sectors such as feeder, aggregation and transmission applications, and products that address the multi-protocol physical and network layers. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business segment provides Application-Specific Integrated Circuit (ASIC) and Application-Specific Standard Product (ASSP) solutions for applications such as pacemakers, hearing aids, portable instruments and electronic shelf labels.

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


Three Months Ended June 25, 2004                 Network             Consumer        Ultra Low-Power   Unallocated
                                              Communications      Communications     Communications     Recoveries      Total
                                                                                                         (Costs)
                                           ----------------- ------------------- ------------------ ------------- -------------
Total external sales revenue                   $  25.9            $  19.2             $  10.7          $  --         $  55.8
Depreciation of buildings and equipment
                                                   1.0                0.8                 0.5             --             2.3
Gain on sale of business                           --                 --                  --              7.0            7.0
Stock compensation expense                         --                 --                  --             (0.1)          (0.1)

Segment's operating income (loss)              $   2.1            $  (2.0)            $  (0.4)         $  6.9        $   6.6


                                                 Network             Consumer        Ultra Low-Power     Unallocated
Three Months Ended June 27, 2003              Communications      Communications     Communications         Costs         Total
                                            ------------------- ------------------- ------------------ ------------- -------------
Total external sales revenue                   $  29.3            $  13.4             $   11.0         $  --         $  53.7
Depreciation of buildings and equipment            1.8                1.1                  0.7            --             3.6

Segment's operating income (loss)              $  (1.7)           $  (4.5)            $    1.0            --            (5.2)


15.   Supplementary cash flow information

      The following table summarizes the Company's other non cash changes in operating activities:

                                                           Three Months Ended
                                                         ----------------------
                                                         June 25,      June 27,
                                                           2004          2003
                                                           ----          ----
      Cash provided by (used in)
        Gain on disposal of fixed assets                  $ (0.1)    $  --
        Gain on sale of business                            (7.0)       --
        Change in pension liabilities                        0.2        1.1
        Other                                               (0.1)      (0.1)
                                                          ------     ------
      Other non cash changes in operating activities      $ (7.0)    $  1.0
                                                          ======     ======

16.   Comparative figures

      Certain of the Fiscal 2004 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2005.


17.   Subsequent event

      Based upon the terms of the Plymouth Foundry sale agreement, the note receivable was discounted by $0.1 as a result of the early payments made by X-FAB. This discount was applied against the remaining $3.0 installment due in the second quarter of Fiscal 2005. On July 1, 2004, the Company received a payment of $2.9 from X-FAB, to settle the installment due at that time. The Company will recognize a gain on sale business of $2.9 during the second quarter of Fiscal 2005 (See also Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             (in millions of U.S. dollars, except per share amounts,
                       and in accordance with U.S. GAAP)

Overview

For almost 30 years, Zarlink  Semiconductor has delivered the integrated circuit
(IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. Zarlink is a global provider of microelectronics for voice and data networks, and consumer and ultra low-power communications.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three months ended June 25, 2004, compared with the corresponding period in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 2004.

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

Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; delays in product development; product mix; the ability to ensure continuity of supply from outside fabrication services;
changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; import protection and regulation; industry competition; industry capacity and other industry trends; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

The above factors are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations and other risks, uncertainties and assumptions, as described in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004, including those identified under "Forward-Looking Statements and Risk Factors". In making these forward-looking statements, which are identified by words such as "will", "expects", "intends", "anticipates" and similar expressions, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company undertakes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 25, 2004


Summary of Results from Operations                                        Three Months Ended
                                                                    -----------------------------
(millions of U.S. dollars, except per share amounts)                June 25, 2004   June 27, 2003
----------------------------------------------------                -------------   -------------
Consolidated revenue                                                $    55.8        $    53.7
   Network Communications segment revenue                                25.9             29.3
   Consumer Communications segment revenue                               19.2             13.4
   Ultra Low-Power Communications segment revenue                        10.7             11.0

Operating income (loss)                                                   6.6             (5.2)
   Network Communications segment operating income (loss)                 2.1             (1.7)
   Consumer Communications segment operating loss                        (2.0)            (4.5)
   Ultra Low-Power Communications segment operating income (loss)        (0.4)             1.0
   Unallocated recoveries - net                                           6.9              --

Net income (loss) for the period                                          7.5             (6.2)
Net income (loss) per common share
     Basic and diluted                                                    0.05            (0.05)
Weighted average common shares outstanding - millions
     Basic                                                              127.3            127.3
     Diluted                                                            127.5            127.3

Revenue in the first quarter of Fiscal 2005 was $55.8, up 4% from revenue of $53.7 in the first quarter of Fiscal 2004. Despite continuing challenges in the semiconductor industry, significant revenue improvements were achieved in the Company's Consumer Communications business segment.

In addition, the Company experienced higher sequential bookings in the first quarter of Fiscal 2005, as well as higher bookings than those experienced during the same period in Fiscal 2004.

In the first quarter of Fiscal 2005, the Company recorded net income of $7.5, or $0.05 per share. This compares to a net loss of $6.7, or $0.05 per share, in the first quarter of Fiscal 2004. The net income in the first quarter of Fiscal 2005 included a gain on sale of foundry business of $7.0, and lower operating expenses as a result of the cost reduction activities implemented in Fiscal 2004.

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

Network Communications

                                            Three Months Ended
                                         ------------------------
       Network Communications             June 25,       June 27,
       (millions of U.S. dollars)           2004           2003
                                         --------       --------
       Revenue:                           $ 25.9         $ 29.3
                                          ======         ======
       As a % of total revenue                47%            55%
       Operating income (loss)            $  2.1         $ (1.7)
                                          ======         ======

Zarlink's Network Communications segment specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed internet systems, switching systems, and subscriber access systems. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for the first quarter of Fiscal 2005 totaled $25.9, down 12% from the first quarter of Fiscal 2004 as a result of production issues at the Company's foundry suppliers which delayed shipment of certain orders in the quarter. Reduced capital spending in the market continues to impact demand by networking companies. Revenue declines were a result of decreased sales volumes of the Company's packet processing, voice processing, and specialty products during the quarter. The overall decline in revenue was predominantly due to lower revenue from the Asia/Pacific region.

Despite lower revenues, the segment had operating income of $2.1 in the first quarter of Fiscal 2005, as compared to an operating loss of $1.7 in the first quarter of Fiscal 2004. During Fiscal 2005, the segment benefited from savings realized from headcount and cost reductions implemented during Fiscal 2004.

Consumer Communications

                                                  Three Months Ended
                                                ----------------------
              Consumer Communications           June 25,      June 27,
              (millions of U.S. dollars)          2004          2003
                                                  ----          ----
              Revenue:
                                                $ 19.2        $ 13.4
                                                ======        ======
              As a % of total revenue               34%           25%
              Operating loss                    $ (2.0)       $ (4.5)
                                                ======        ======

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, terrestrial and satellite set-top boxes and digital TV).

Revenue for the first quarter of Fiscal 2005 totaled $19.2, up 43% from the first quarter of Fiscal 2004. Revenue improvements were driven by increased shipments of the Company's tuners and demodulators, despite price pressure on these products. These improvements were partially offset by a decrease in the sales volumes of the Company's specialty products.

The segment's operating loss during the first quarter of Fiscal 2005 decreased to $2.0, down $2.5 from the same period of Fiscal 2004. This was due primarily to revenue improvements as well as savings realized from cost reduction activities implemented during Fiscal 2004.

Ultra Low-Power Communications

                                                 Three Months Ended
                                               ----------------------
        Ultra Low-Power Communications         June 25,       June 27,
        (millions of U.S. dollars)               2004           2003
                                                 ----           ----

        Revenue:
                                                $ 10.7        $ 11.0
                                                ======        ======
        As a % of total revenue                     19%           20%
        Operating income (loss)                 $ (0.4)       $  1.0
                                                ======        ======

Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as cardiac pacemakers, hearing aids, portable instruments, electronic shelf labels, and personal area communications devices.

Revenue for the first quarter of Fiscal 2005 totaled $10.7, down 3% from the first quarter of Fiscal 2004, due mainly to decreased sales volumes of hearing aid components and pacemaker circuits, partially offset by an increase in the sales volume of wireless products.

The segment had an operating loss of $0.4 in the first quarter of Fiscal 2005, as compared to operating income of $1.0 in the same period of Fiscal 2004, due principally to a product mix resulting in lower margins, as well as revenue decreases.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                                 Three Months Ended
                                     -----------------------------------------
(millions of U.S. dollars)          June 25,     % of      June 27,      % of
                                      2004       Total       2003        Total
                                      ----       -----       ----        -----
Asia/Pacific                        $ 24.0         43%     $ 22.5         42%
Europe                                16.0         29        16.8         31
United States                         11.6         20        12.3         23
Canada                                 2.1          4         1.6          3
Other Regions                          2.1          4         0.5          1
                                    ------        ----     ------        ----
Total                               $ 55.8        100%     $ 53.7        100%
                                    ======        ====     ======        ====

Asia/Pacific

Asia/Pacific revenue increased by 7% during the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004, and continues to represent the largest geographic segment of customer revenues. The increase in the first quarter of Fiscal 2005 was driven primarily by increased shipments of the Company's tuners and demodulators, partially offset by a revenue decrease in voice processing and specialty products within the Network Communications segment.

Europe

European revenues decreased by 5% in the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004 due to revenue declines of the Company's packet processing and specialty products within the Network Communications segment. These declines were partially offset by increased wireless product revenues in the Ultra Low-Power Communications segment.

United States

Revenue to customers in the United States decreased by 6% during the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004, due primarily to lower shipments of the Company's hearing aid products.

Canada

Canadian revenue in the first quarter of Fiscal 2005 increased by 31% as compared to the same period in Fiscal 2004 due to higher specialty product revenue within the Network Communications segment.

Other

Revenue to customers in other regions increased by $1.6 during the first quarter of Fiscal 2005 compared to the first quarter of Fiscal 2004 as a result of higher wireless product revenues within the Consumer Communications segment.

GROSS MARGIN

                                                    Three Months Ended
                                                  ----------------------
  (millions of U.S. dollars)                      June 25,      June 27,
                                                   2004          2003
                                                   ----          ----
  Gross margin                                   $ 25.2        $ 25.6

  As a percentage of revenue                         45%          48%

Gross margin in the first quarter of Fiscal 2005 was 45%, a decrease of 3% from the same period in Fiscal 2004. The margin decreases were driven primarily from unfavorable product mixes across all of the Company's business segments, particularly in the Company's Timing, TDM switching, Optoelectronic, and Wireless product lines. The Company was unable to ship certain higher-margin Network Communications products due to production issues at one of the Company's foundry suppliers. In addition, the Company experienced increasing price pressure on the sale of tuners and demodulators. These negative impacts were partially offset by a more favorable product mix within the Company's specialty product lines.

OPERATING EXPENSES

Research and Development ("R&D")

                                                    Three Months Ended
                                                  ----------------------
  (millions of U.S. dollars)                      June 25,      June 27,
                                                   2004          2003
                                                   ----          ----
  R&D expenses                                   $ 14.9        $ 19.2

  As a percentage of revenue                         27%          36%

R&D expenses decreased by 22%, or $4.3, in the first quarter of Fiscal 2005 from the same period in Fiscal 2004. The decreases resulted mainly from savings generated as a result of cost reduction activities and headcount reductions implemented during Fiscal 2004. During Fiscal 2004, the Company reduced its R&D headcount by 147 employees. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near and medium-term revenue. In the Network Communications business segment, R&D activities focused on the following areas:

      o Network Timing and Synchronization - Digital and Analog Phase Lock Loops (PLL) solutions for T1/E1 to SONET/SDH equipment requiring accurate and standards driven timing and synchronization;

      o TDM over Internet Protocol (IP) Processing Solutions - Meeting network convergence with TDM over IP processing solutions for applications requiring Circuit Switched Traffic over Packet Domains;

      o Packet Switching - Fast Ethernet (FE) to Gigabit Ethernet (GbE) switching for communication backplanes and linecards;

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

In the Consumer Communications business segment, R&D activities focused on the following areas:

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

In the Ultra Low-Power Communications business segment, R&D activities focused on semiconductor solutions and technologies for a variety of applications where low-power consumption is an important differentiating feature, including:

      o More application-specific standard products (ASSPs) as opposed to custom products;

      o     Surge   protection   ASSPs  used  in   implantable   pacemakers  and
            defibrillators for cardiac rhythm management;

      o High performance custom Coder/Decoders (CODECs) chips for major hearing aid companies;

      o     High  performance,  ultra  low-power  audio  data  converter  ASSPs,
            intended   for  use  in  digital   microphones,   for  high   growth
            communications and entertainment applications; and

      o Ultra low-power integrated circuits supporting short-range wireless communications for industrial applications such as electronic shelf labels, and healthcare applications such as implantable devices and swallowable camera capsules.

Selling and Administrative ("S&A")

                                                    Three Months Ended
                                                  ----------------------
  (millions of U.S. dollars)                      June 25,      June 27,
                                                   2004          2003
                                                   ----          ----
  S&A Expenses                                   $ 10.6        $ 11.6

  As a percentage of revenue                         19%           22%

S&A expenses decreased by 9%, or $1.0, in the first quarter of Fiscal 2005 from the same period in Fiscal 2004. The Company reduced its headcount within sales, marketing, and other administrative functions in France, Canada, and various other geographic regions in Fiscal 2004. These headcount reductions, as well as other cost reduction activities implemented during Fiscal 2004 resulted in a reduction of S&A expense in the first quarter of Fiscal 2005.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs and from stock options awarded to former employees. During the three months ended June 25, 2004, the Company recorded stock compensation expense of $0.1 (2003 - nil), representing amortization of the fair value of stock options awarded to a former employee.

Gain on Sale of Business

During Fiscal 2002, the Company sold its wafer fabrication facility in Plymouth, U.K., as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG (X-FAB) of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and a note of $18.0 repayable over three years. At the time of the sale, the gain on sale was deferred and netted against the carrying value of the note receivable. The Company will recognize the gain as payments are made on the note receivable.

Based upon the terms of the Plymouth Foundry sale agreement with X-FAB, payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. During the first quarter of Fiscal 2005, X-FAB exercised its option to make early payments totaling $7.0 against the $10.0 installment due in the second quarter of Fiscal 2005. As a result of the early payments, the Company recognized a gain on sale of business of $7.0 during the first quarter of Fiscal 2005.

Based upon the terms of the sale agreement, the note receivable was discounted by $0.1 as a result of the early payments made by X-FAB. This discount was applied against the remaining $3.0 installment due in the second quarter of Fiscal 2005. On July 1, 2004, the Company received a payment of $2.9 from X-FAB, to settle the installment due at that time. The Company will recognize a gain on sale business of $2.9 during the second quarter of Fiscal 2005 (See also Note
17).

The final installment payment of $8.0 is due from X-FAB in the first quarter of Fiscal 2006.

OTHER EXPENSE - NET

Other expense was comprised of interest income and foreign exchange gains and losses.

Interest income was $0.2 for the three months ended June 25, 2004 as compared to $0.3 in the same period of Fiscal 2004. The decrease was mainly due to reduced average cash balances in Fiscal 2005.

Foreign exchange losses in the first quarter of Fiscal 2005 amounted to $0.3 as compared to $1.0 for the same period in Fiscal 2004. Net foreign exchange losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates.

INCOME TAXES

An income tax recovery of $1.0 was recorded for the first quarter of Fiscal 2005, as a result of a recovery of domestic and foreign income taxes, compared with an expense of $0.3 for the corresponding period in Fiscal 2004. The recovery of $1.0 related to the release of previously recognized provision no longer required as a result of settlements with tax authorities. In addition, the Company recorded a recovery of $0.2 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.2.

The Company has a valuation allowance against its deferred tax assets at June 25, 2004 of $174.5 (March 26, 2004 - $176.8). The decrease relates mainly to the reversal of temporary differences and losses incurred in the Company's foreign jurisdictions and temporary differences in the Company's foreign and domestic operations. Management has determined that sufficient uncertainties exist regarding the realization of certain of its deferred tax assets.

Management periodically reviews the Company's valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the valuation allowance, it may be determined that an adjustment is required to the valuation allowance, which may have a material impact on the Company's financial position and results of operations.

NET INCOME (LOSS)

The Company recorded net income, after preferred share dividends, of $7.0, or $0.05 per share, in the first quarter of Fiscal 2005. This compares to a net loss, after preferred share dividends, of $6.7, or $0.05 per share, in the same period in Fiscal 2004.

The net income for the three month period ended June 25, 2004, was primarily a result of the gain on sale of business of $7.0, as well as improved operating results due to operating expense savings realized from the cost reduction activities implemented during Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 25, 2004, the Company held cash and cash equivalents totaling $23.3 (March 26, 2004 - $27.0). In addition, the Company held short-term investments of $54.6 at June 25, 2004 (March 26, 2004 - $54.8). The Company's restricted cash balance of $10.0 was unchanged from March 26, 2004, to June 25, 2004.

Cash used in operating activities for the three months ended June 25, 2004 was $10.0, as compared to $9.7 used in the same period of Fiscal 2004. Cash provided by operating activities before working capital changes amounted to $3.1 for the three months ended June 25, 2004, as compared to $1.2 used in the first three months of Fiscal 2004. Cash provided by operations resulted primarily from improved operating results during the quarter. Since March 26, 2004, the Company's working capital increased by $10.0, mainly as a result of increases in accounts receivable of $6.1, inventory of $4.3, and other prepaid expenses totaling $3.2. The increase in accounts receivable was a result of the timing of sales late in the quarter, resulting in the cash inflow not occurring until the second quarter of Fiscal 2005. Inventory levels increased to accommodate expected sales demand in the second quarter of Fiscal 2005. The increase in other prepaid expenses was due to scheduled payments for software license design tools and other annual payments. In comparison, the Company's working capital increased by $8.5 during the first three months of Fiscal 2004, as a result of increases in accounts receivable and prepaid expenses resulting from the timing of cash collections and payments during the quarter.

Cash provided from investing activities was $6.8 for the three months ended June 25, 2004, primarily from proceeds of $7.0 received as payment against a note receivable from X-FAB. Cash provided from investing activities was $26.4 for the three months ended June 27, 2003, primarily from matured short-term investments totaling $89.5, partially offset by purchases of short-term investments of $62.3. Cash used in financing activities during the first three months of Fiscal

2005 was $0.6. The use of cash was primarily the result of the payment of $0.5 for dividends on the preferred shares. Cash used in financing activities during the first three months of Fiscal 2004 was $1.1, resulting primarily from the repurchase of $0.4 of the Company's redeemable preferred shares, and the payment of $0.5 for dividends on the preferred shares.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately $2.7 later in Fiscal 2005 after the final adjustments are determined. This amount was included in other accrued liabilities as at June 25, 2004.

During the first three months of Fiscal 2005, the Company declared and paid dividends of $0.5 on its redeemable preferred shares based on a $0.37 (Cdn$0.50) per share dividend. There were no preferred shares purchased during the three months ended June 25, 2004. As at June 25, 2004, there were 13,200 repurchased preferred shares that had not been cancelled by the transfer agent. These preferred shares were repurchased during Fiscal 2004.

In addition to the Company's cash, cash equivalents, short-term investment and restricted cash balances, the Company had a credit facility which was fully utilized as at June 25, 2004. Cash and cash equivalents totaling $9.4 were hypothecated under the credit facility to cover outstanding letters of credit. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 of letters of credit were outstanding related to the Company's SERP. In addition, $0.7 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.6 as a security for a custom bond and related credit facilities. The credit facilities are subject to periodic review, including the determination of compliance with certain financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

The Company's liquidity is impacted by contractual obligations. There have been no significant changes to the Company's contractual obligations included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 26, 2004.

BACKLOG

The Company's 90-day backlog as at June 25, 2004 was $44.1 (March 26, 2004 - $38.7). Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Backlog increased from the prior quarter due to increased bookings across the Consumer and Network Communications segments.

OTHER

Critical Accounting Policies and Significant Estimates

The Company's consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. There is no change in the Company's critical accounting policies included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 26, 2004.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk represents the risk of loss that may impact the financial statements of the Company due to adverse changes in financial market prices and rates. Zarlink is exposed to market risk from changes in foreign exchange and interest rates. To manage these risks, the Company uses certain derivative financial instruments including foreign exchange forward contracts and other derivative instruments from time to time, which have been authorized pursuant to board-approved policies and procedures. Zarlink does not hold or issue financial instruments for trading or speculative purposes

The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the Canadian dollar, the Swedish Krona, and the U.K. pound sterling. At June 25, 2004, there were no material unrealized gains or losses on the forward contracts and foreign currency options relating to Fiscal 2005. The unrealized gain is calculated as the difference between the actual contract rates and the applicable current market rates that would be used to terminate the forward contracts and foreign currency options on June 25, 2004, if it became necessary to unwind these contracts. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at June 25, 2004, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 25, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President of Finance and Chief Financial Officer

99.1  Selected  Consolidated   Financial  Statements  in  U.S.  Dollars  and  in
      accordance with Canadian Generally Accepted Accounting Principles

99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

Date of Filing          Description
--------------          --------------------------------------------------------
May 6, 2004             Item  12 - Press  Release:  "Financial  Results  for the
                        Fourth Quarter and Year Ended March 26, 2004"

June 10, 2004           Items  5  and  7 -  Press  Release:  "Receipt  of  X-Fab
                        Payment"

June 21, 2004           Items 7 and 9 - Press Release: "Notice of Annual General
                        Meeting and Proxy Circular dated June 8, 2004"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)

Name                      Title                         Date
------------------------  ----------------------------  ------------------------

/s/ SCOTT MILLIGAN
-------------------------
Scott Milligan              Senior Vice President of Finance       July 23, 2004
                            and Chief Financial Officer
                            (Principal Financial and Accounting
                            Officer)