Form 10-Q
period 2004-09-24
ZARLINK SEMICONDUCTOR INC
filed 2004-10-28
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ X ] No [ ]

As at October 22, 2004 there were 127,308,973 Common Shares of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS


Item No.                                                                                                                Page No.
--------                                                                                                                --------

PART I - FINANCIAL INFORMATION.................................................................................................3

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................................................................3

              CONSOLIDATED BALANCE SHEETS......................................................................................3
              CONSOLIDATED STATEMENTS OF INCOME (LOSS).........................................................................4
              CONSOLIDATED STATEMENTS OF CASH FLOWS............................................................................5
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...................................................................6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................24

ITEM 4.  CONTROLS AND PROCEDURES..............................................................................................24

PART II - OTHER INFORMATION...................................................................................................25

ITEM 5.  OTHER INFORMATION ...................................................................................................25

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................................25

SIGNATURES....................................................................................................................25

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
         (In millions of U.S. dollars, except share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                                       Sept. 24,             March 26,
                                                                                         2004                  2004
                                                                                  --------------------  --------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $        34.0         $       27.0
  Short-term investments                                                                   47.2                 54.8
  Restricted cash                                                                          10.0                 10.0
  Trade accounts receivable, less allowance for doubtful accounts of $0.3
    (March 26, 2004 - $0.3)                                                                26.4                 24.1
  Other receivables                                                                         4.6                  2.9
  Note receivable - net of deferred gain of $7.6 (March 26, 2004 - $17.1)                   0.1                  0.1
  Inventories                                                                              24.4                 20.8
  Prepaid expenses and other                                                                6.6                  4.5
                                                                                  --------------------  --------------------
                                                                                          153.3                144.2
Fixed assets - net of accumulated depreciation of $156.5 (March 26, 2004 -
    $152.5)                                                                                38.2                 41.1
Deferred income tax assets - net                                                            7.7                  7.5
Other assets                                                                                4.6                  4.6
                                                                                  --------------------  --------------------
                                                                                  $       203.8         $      197.4
                                                                                  ====================  ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                                          $        17.1         $       15.0
  Employee-related accruals                                                                10.1                 11.1
  Income and other taxes payable                                                            7.1                  7.9
  Provisions for exit activities                                                            1.4                  2.7
  Other accrued liabilities                                                                 8.4                 10.9
  Deferred credits                                                                          0.2                  0.7
  Current portion of long-term debt                                                          --                  0.1
                                                                                  --------------------  --------------------
                                                                                           44.3                 48.4
Long-term debt                                                                              0.1                  0.1
Pension liabilities                                                                        17.3                 16.7
                                                                                  --------------------  --------------------
                                                                                           61.7                 65.2
                                                                                  --------------------  --------------------
Redeemable preferred shares, unlimited shares authorized; 1,377,100 shares
    issued and outstanding (March 26, 2004 - 1,390,300)                                    17.6                 17.6
                                                                                  --------------------  --------------------

Commitments (Note 8)

Shareholders' equity:
  Common shares, unlimited shares authorized; no par value; 127,308,973 shares
    issued and outstanding (March 26, 2004 - 127,301,411)                                 768.4                768.4
  Additional paid-in capital                                                                2.4                  2.3
  Deficit                                                                                (613.8)              (623.5)
  Accumulated other comprehensive loss                                                    (32.5)               (32.6)
                                                                                  --------------------  --------------------
                                                                                          124.5                114.6
                                                                                  --------------------  --------------------
                                                                                  $       203.8         $      197.4
                                                                                  ====================  ====================

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                    Three Months Ended                 Six Months Ended
                                                             ---------------------------------  --------------------------------
                                                                  Sept. 24,       Sept. 26,          Sept. 24,        Sept. 26,
                                                                    2004             2003              2004             2003
                                                             ---------------- ----------------  ---------------  ---------------
Revenue                                                      $      58.8      $      46.6       $     114.6      $     100.3
Cost of revenue                                                     32.0             27.2              62.6             55.3
                                                             ---------------- ----------------  ---------------  ---------------
Gross margin                                                        26.8             19.4              52.0             45.0
                                                             ---------------- ----------------  ---------------  ---------------

Expenses:
  Research and development                                          15.6             19.2              30.5             38.4
  Selling and administrative                                        11.0             14.2              21.7             25.8
  Asset impairment and other                                          --              5.3                --              5.3
  Gain on sale of business                                          (2.9)              --              (9.9)              --
                                                             ---------------- ----------------  ---------------  ---------------
                                                                    23.7             38.7              42.3             69.5
                                                             ---------------- ----------------  ---------------  ---------------
Income (loss) from operations                                        3.1            (19.3)              9.7            (24.5)
Interest income                                                      0.2              0.3               0.4              0.6
Foreign exchange gain (loss)                                        (0.1)             0.1              (0.4)            (0.9)
Interest expense                                                      --             (0.3)               --             (0.3)
                                                             ---------------- ----------------  ---------------  ---------------
Income (loss) before income taxes                                    3.2            (19.2)              9.7            (25.1)
Income tax recovery                                                   --              0.3               1.0               --
                                                             ---------------- ----------------  ---------------  ---------------
Net income (loss) for the period                             $       3.2      $     (18.9)      $      10.7      $     (25.1)
                                                             ================ ================  ===============  ===============

Net income (loss) attributable to common shareholders after
    preferred share dividends                                $       2.7      $     (19.4)      $       9.7      $     (26.1)
                                                             ================ ================  ===============  ===============

Net income (loss) per common share:
      Basic and diluted                                      $       0.02     $      (0.15)     $       0.08     $      (0.20)
                                                             ================ ================  ===============  ===============

Weighted-average number of common shares outstanding
    (millions):
      Basic                                                        127.3            127.3             127.3            127.3
                                                             ================ ================  ===============  ===============
      Diluted                                                      127.3            127.3             127.4            127.3
                                                             ================ ================  ===============  ===============


        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                   ----------------------------------
                                                                                      Sept. 24,          Sept. 26,
                                                                                         2004              2003
                                                                                   -----------------   --------------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income (loss) for the period                                                 $      10.7         $     (25.1)
  Depreciation of fixed assets                                                             4.6                 6.9
  Amortization of other assets                                                              --                 0.8
  Other non cash changes in operating activities                                          (9.7)                6.8
  Stock compensation expense                                                               0.1                  --
  Deferred income taxes                                                                   (0.2)               (0.8)
  Decrease (increase) in working capital
      Trade accounts and other receivables                                                (3.9)               (5.6)
      Inventories                                                                         (3.7)                2.3
      Prepaid expenses and other                                                          (2.2)               (2.7)
      Payable and other accrued liabilities                                               (3.2)               (0.1)
      Deferred credits                                                                    (0.4)               (0.2)
                                                                                   -----------------   --------------
Total                                                                                     (7.9)              (17.7)
                                                                                   -----------------   --------------
Investing activities:
      Purchased short-term investments                                                   (54.6)              (75.1)
      Matured short-term investments                                                      62.2               129.4
      Expenditures for fixed and other assets                                             (2.0)               (3.2)
      Proceeds from disposal of fixed and other assets                                     0.4                 0.6
      Proceeds from repayment of note receivable                                           9.9                  --
                                                                                   -----------------   --------------
Total                                                                                     15.9                51.7
                                                                                   -----------------   --------------
Financing activities:
      Repayment of capital lease liabilities and long-term debt                           (0.1)               (0.4)
      Payment of dividends on preferred shares                                            (1.0)               (1.0)
      Repurchase of preferred shares                                                        --                (0.5)
      Decrease in restricted cash                                                           --                 0.6
                                                                                   -----------------   --------------
Total                                                                                     (1.1)               (1.3)
                                                                                   -----------------   --------------
Effect of currency translation on cash                                                     0.1                 0.2
                                                                                   -----------------   --------------
Increase in cash and cash equivalents                                                      7.0                32.9

Cash and cash equivalents, beginning of period                                            27.0                23.5
                                                                                   -----------------   --------------
Cash and cash equivalents, end of period                                           $      34.0         $      56.4
                                                                                   =================   ==============


        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
  (In millions of U.S. dollars, except share and per share amounts, U.S. GAAP)
                                   (Unaudited)

1.       Basis of presentation

         These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. (Zarlink or the Company) in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at September 24, 2004, the results of operations of the Company for the three and six month periods ended September 24, 2004 and September 26, 2003, and cash flows of the Company for the six month periods ended September 24, 2004 and September 26, 2003, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Canadian GAAP financial statements for interim periods are also prepared and presented to shareholders.

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

2.       Significant accounting policies

         a) Revenue Recognition

         The Company recognizes revenue from the sale of semiconductor products, which are primarily non-commodity, specialized products that are proprietary in design and used by multiple customers. Customer acceptance provisions for performance requirements are generally based on seller-specified criteria, and are demonstrated prior to shipment.

         The Company generates revenue through direct sales and sales to distributors, of which distributor sales account for approximately 48%, 48%, and 35% of semiconductor product sales in Fiscal 2004, 2003, and 2002, respectively.

         In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as well as SAB No. 104, Revenue Recognition, the Company recognizes product revenue through direct sales and sales to distributors when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.

         In addition, the Company has agreements with its distributors that cover two sales programs, specifically ship and debit claims, which relate to pricing adjustments based upon distributor resale, and stock rotations claims, which relate to certain stock return rights earned against subsequent sales. The Company accrues for these programs as a reduction of revenue at the time of shipment, based on historical sales returns, analysis of credit memo data, and other factors known at the time. The Company believes that these programs are common to distributor agreements in the industry, and it is appropriate that the distributor sales are recognized as revenue at the time of shipment in accordance with Statement of Financial Accounting Standard (SFAS) No. 48 because of the following:

         i) The Company's price to the buyer is substantially fixed or determinable at the date of sale.

         ii) The distributor is obligated to pay the Company, and the obligation is not contingent on resale of the product.

         iii) The distributor's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product.

         iv) The distributor has economic substance apart from that provided by the Company.

         v) The Company does not have significant obligations for future performance to directly bring about resale of the product by the distributor.

         vi)      The amount of future returns can be reasonably estimated.

         b) Income Taxes

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

         c) Inventories

         Inventories are valued at the lower of average cost and net realizable value for work-in-process and finished goods, and lower of average cost and current replacement cost for raw materials. The cost of inventories includes material, labor and manufacturing overhead.

3.       Stock-based compensation

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

                                                                         Three Months Ended                 Six Months Ended
                                                                  ---------------------------------  -------------------------------
                                                                    Sept. 24,        Sept. 26,         Sept. 24,        Sept. 26,
                                                                      2004             2003              2004            2003
                                                                  ---------------- ----------------  ---------------  --------------
         Net income (loss), as reported                           $       3.2      $     (18.9)      $      10.7      $     (25.1)
         Adjustments:
            Stock compensation expense, as reported                        --               --               0.1              --
            Pro forma stock compensation expense                         (3.0)            (3.1)             (5.9)            (6.2)
                                                                  ------------------------------------------------------------------
         Pro forma net income (loss)                              $       0.2      $     (22.0)      $       4.9      $     (31.3)
                                                                  ------------------------------------------------------------------

         Net income (loss) per common share, as reported
            Basic and diluted                                     $       0.02     $      (0.15)     $       0.08     $      (0.20)
                                                                  ------------------------------------------------------------------
         Pro forma net income (loss) per common share
            Basic and diluted                                     $        --      $      (0.17)     $       0.03     $      (0.25)
                                                                  ------------------------------------------------------------------


         Based upon the fair value method of accounting for stock compensation expense, the pro forma net income for the three and six months ended September 24, 2004, was decreased by $3.0 and $5.8, respectively, as compared to the reported net income. For the three and six month fiscal periods ended September 26, 2003, the pro forma net loss was increased by $3.1 and $6.2, respectively.

         Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes fair value option pricing model with the following weighted-average assumptions for the three and six month periods ended September 24, 2004 and September 26, 2003:

                                                                         Three Months Ended                 Six Months Ended
                                                                  ---------------------------------  -------------------------------
                                                                      Sept. 24,        Sept. 26,         Sept. 24,        Sept. 26,
                                                                        2004             2003              2004             2003
                                                                  ---------------- ----------------  ---------------  --------------
         Weighted-average   fair  value   price  of  the  options     $    1.82        $    2.39         $    1.96        $    2.31
           granted during the period
         Risk free interest rate                                          3.83%            3.01%             3.95%            3.10%
         Dividend yield                                                     Nil              Nil               Nil              Nil
         Volatility factor of the expected market price of the
           Company's common stock                                         64.7%            69.2%             65.1%            68.7%
         Weighted-average expected life of the options                4.2 years        3.4 years         4.1 years        3.4 years


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

4.       Inventories

                                                                                   Sept. 24,         March 26,
                                                                                     2004              2004
                                                                                -------------------------------------
         Raw materials                                                          $        2.5      $        2.2
         Work-in-process                                                                16.7              13.3
         Finished goods                                                                  5.2               5.3
                                                                                -------------------------------------
                                                                                $       24.4      $       20.8
                                                                                =====================================


5.       Note receivable

                                                                                   Sept. 24,         March 26,
                                                                                      2004             2004
                                                                                -------------------------------------
         Note receivable, non-interest bearing                                  $        7.7      $       17.2
         Less: Deferred gain                                                            (7.6)            (17.1)
                                                                                -------------------------------------
                                                                                $        0.1      $        0.1
                                                                                =====================================


         Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG (X-FAB), payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. During the first quarter of Fiscal 2005, X-FAB exercised its option to make early payments totaling $7.0 against the $10.0 installment due in the second quarter of Fiscal 2005. The note receivable was discounted by $0.1 as a result of the early payment. During the second quarter of Fiscal 2005, the Company received a payment of $2.9 from X-FAB, to settle the installment due at that time. As a result of these payments, in the three and six month periods ended September 24, 2004, the Company recognized a gain on sale of business of $2.9 and $9.9, respectively.

         The final installment payment of $8.0 is due from X-FAB in the first quarter of Fiscal 2006.

6.       Provisions for exit activities

         In response to economic downturns in the semiconductor industry, the Company implemented restructuring activities in Fiscal 2002 and Fiscal 2004.

         During Fiscal 2004, the Company incurred workforce reduction costs of $7.0 as a result of reducing the Company's employee base by approximately 240 employees, globally across all job categories and business units. As a result of this workforce reduction program and the streamlining of its operations, the Company also recorded a charge of

         $0.6 in Fiscal 2004, included in asset impairment and other, related to excess space under lease contract in Canada. Of the $7.6 of restructuring provision recorded, $4.6 related to the Network Communication segment, $2.4 related to the Consumer Communications segment, and $0.6 related to the Ultra Low-Power segment. In Fiscal 2005, the Company paid the remaining $0.7 related to these workforce reductions.

         The remaining balance in the restructuring provision relates to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2004. The cumulative amount incurred to date related to these activities is $9.5. Costs of $8.9 were recorded as special charges in Fiscal 2002, and costs of $0.6 were reflected in asset impairment and other charges in Fiscal 2004.

         With the exception of lease payments on the idle and excess space estimated at $1.4, which will be paid over the lease term unless settled earlier, the Company has completed substantially all of the activities associated with these restructuring plans.

         The following table summarizes the continuity of these restructuring provisions for the three and six months ended September 24, 2004:

                                                           Workforce         Lease and contract
                                                           Reduction             settlement               Total
                                                      -------------------- ---------------------- --------------------
         Balance, March 26, 2004                      $        0.7         $        2.0           $        2.7
         Cash drawdowns during quarter                        (0.7)                (0.5)                  (1.2)
                                                      -------------------- ---------------------- --------------------
         Balance, June 25, 2004                                 --                  1.5                    1.5
         Cash drawdowns during quarter                          --                 (0.1)                  (0.1)
                                                      -------------------- ---------------------- --------------------
         Balance, September 24, 2004                  $         --         $        1.4           $        1.4
                                                      ==================== ====================== ====================


7.       Guarantees

         Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the Systems business, which was sold to companies controlled by Dr. Terence H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation (Mitel). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at September 24, 2004, was $36.1 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company was not aware of any factors as at September 24, 2004 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. The Company has not recorded a liability in its consolidated financial statements associated with this guarantee.

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

         In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at September 24, 2004, the taxation years 2000 to February 16, 2001 are still subject to audit by taxation authorities in certain foreign jurisdictions and are therefore still subject to the above noted tax indemnities.

         On November 19, 2002, the Company provided security to the financial institution of a subsidiary in the form of a guarantee in relation to the subsidiary's liability for custom and excise duties. As at September 24, 2004, the maximum amount of the guarantee was $2.9 ($1.6 British Pounds).

         The Company records a liability based on its historical experience with warranty claims. The warranty accrual was immaterial for the three and six month periods ended September 24, 2004.

         Based upon the transition rules outlined in FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others", no amounts have been recorded by the Company related to the above-mentioned items.

8.       Commitments

         The Company had letters of credit outstanding as at September 24, 2004 of $9.5 (September 26, 2003 - $5.6), which expire within 3 years. Cash and cash equivalents of $9.5 have been pledged as security against certain outstanding letters of credit, and are presented as restricted cash. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 letters of credit were outstanding related to the Company's Senior Executive Retirement Plan (SERP). In addition, $0.8 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.5 as security for a custom bond and related credit facilities.

9.       Redeemable preferred shares

         During the three and six months ended September 24, 2004, there were no preferred shares purchased by the Company, and 13,200 preferred shares cancelled. These cancelled preferred shares had been repurchased during Fiscal 2004.

         During the second quarter of Fiscal 2005, the Company declared and paid dividends on its redeemable preferred shares of $0.5 based on a quarterly dividend of $0.38 (Cdn $0.50) per share.

10. Capital stock

         a) The Company has not declared nor paid any dividends on its common shares.

         b) A summary of the Company's stock option activity is as follows:


                                                                                           Six Months Ended
                                                                                -------------------------------------
                                                                                       Sept. 24,         Sept. 26,
                                                                                          2004             2003
                                                                                -------------------------------------
              Outstanding Options:
              Balance, beginning of period                                             11,534,680      10,828,557
              Granted                                                                     333,000         109,500
              Exercised                                                                    (7,562)        (10,617)
              Forfeited                                                                  (357,391)       (997,883)
                                                                                -------------------------------------
              Balance, end of period                                                   11,502,727       9,929,557
                                                                                =====================================


            As at September 24, 2004, there were 2,996,295 (March 26, 2004 - 2,971,904) options available for grant under the stock option plan approved by the Company's shareholders on December 7, 2001. The exercise price of outstanding stock options ranges from $2.66 to $29.28 per share with exercise periods extending to September 2010. The exercise price of stock options issued in Canadian dollars was translated at the U.S. dollar exchange rate on September 24, 2004.

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

            The common shares and dilutive common share equivalents used in the computation of the Company's basic and diluted earnings per common share are as follows:

                                                                      Three Months Ended                  Six Months Ended
                                                               ---------------------------------  ---------------------------------
                                                                    Sept. 24,        Sept. 26,          Sept. 24,       Sept. 26,
                                                                      2004             2003               2004            2003
                                                               ---------------------------------  ---------------------------------
             Weighted average common shares outstanding            127,308,973      127,274,679        127,305,973     127,274,187
             Dilutive effect of stock options                           37,019               --             63,913              --
                                                               --------------------------------------------------------------------
             Weighted average common shares outstanding,
                 assuming dilution                                 127,345,992      127,274,679        127,369,886     127,274,187
                                                               ====================================================================


            For the three months ended September 26, 2003, 537,993 stock options have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the period (six months ended September 26, 2003 - 573,690 stock options).

            The following stock options were excluded from the computation of common share equivalents because the options' exercise prices exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                                             Three Months Ended                  Six Months Ended
                                                      ---------------------------------  ---------------------------------
                                                            Sept. 24,        Sept. 26,         Sept. 24,        Sept. 26,
                                                              2004             2003              2004             2003
                                                      ---------------------------------  ---------------------------------
             Number of outstanding options                 11,164,789        7,451,043        10,931,289        7,401,043

             Average exercise price per share                  $ 8.22          $ 10.56            $ 8.32          $ 10.59


            The average exercise price of stock options granted in Canadian dollars was translated at the closing period-end U.S. dollar exchange rate.

11.      Accumulated other comprehensive income (loss)

         The components of total comprehensive income (loss) were as follows:

                                                                Three Months Ended                  Six Months Ended
                                                         ---------------------------------- ----------------------------------
                                                            Sept. 24,        Sept. 26,         Sept. 24,        Sept. 26,
                                                              2004             2003              2004             2003
                                                         ---------------------------------- ----------------------------------
         Net income (loss) for the period                $        3.2     $      (18.9)     $       10.7     $      (25.1)
         Other comprehensive income (loss):
         Realized net derivative (gains) losses on cash
              flow hedges                                          --             (0.1)              0.2               --
         Unrealized net derivative gains (losses) on
              cash flow hedges                                   (0.1)             0.3              (0.1)             0.4
                                                         ---------------------------------- ----------------------------------
         Total comprehensive income (loss) for the
              period                                     $        3.1     $      (18.7)     $       10.8     $      (24.7)
                                                         ================================== ==================================


         The changes to accumulated other comprehensive loss for the six months ended September 24, 2004 were as follows:

                                                                            Realized and
                                                            Cumulative     Unrealized Net
                                                            Translation    Gain (Loss) on
                                                              Account        Derivatives         Total
                                                          ---------------- ---------------- ----------------
         Balance, March 26, 2004                          $        (32.4)  $       (0.2)    $      (32.6)
         Change during the three months ended
          June 25, 2004                                               --            0.2              0.2
                                                          ---------------- ---------------- ----------------
         Balance, June 25, 2004                                    (32.4)            --            (32.4)
         Change during the three months ended
          September 24, 2004                                          --           (0.1)            (0.1)
                                                          ---------------- ---------------- ----------------
         Balance, September 24, 2004                        $      (32.4)  $       (0.1)    $      (32.5)
                                                          ================ ================ ================


         The Company recorded an increase in other comprehensive income in the six months ended September 24, 2004 of $0.1 as compared to a decrease in other comprehensive loss of $0.4 in the six months ended September 26, 2003. These changes were attributable to the change in the fair value of outstanding foreign currency option and forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $0.1 of net derivative loss included in other comprehensive income at September 24, 2004 will be reclassified into earnings within the next six months.

12.      Income taxes

         There was no income tax expense recorded for the second quarter of Fiscal 2005, compared with a recovery of $0.3 for the corresponding period in Fiscal 2004. During the six months ended September 24, 2004, an income tax recovery of $1.0 was recorded, compared with no recovery in the same period of Fiscal 2004. The recovery of $1.0 related to the release of previously recognized provisions no longer required as a result of settlements with tax authorities, in addition to a recovery of $0.3 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.3.

         The Company has a valuation allowance against its deferred tax assets at September 24, 2004 of $184.0 (March 26, 2004 - $176.8). The increase relates mainly to losses incurred, partially offset by temporary differences in the Company's domestic and foreign operations. Based on historical taxable income and uncertainties relating to future taxable income over the periods in which the deferred tax assets are deductible, management has determined that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize certain of its net deferred tax assets.

13.      Information on business segments

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

         The Chief Executive Officer (CEO) is the chief operating decision maker in assessing the performance of the segments and the allocation of resources to the segments. The CEO evaluates the financial performance of each business segment and allocates resources based on operating income. The Company does not allocate special charges or gains, interest income, interest expense or income taxes to its reportable segments. In addition, the Company does not use a measure of segment assets to assess performance or allocate resources. As a result, segmented asset information is not presented; however, depreciation of fixed assets is allocated to the segments based on the estimated asset usage. The accounting policies of the reportable segments are the same as those of the Company as reflected in the consolidated financial statements.

                                                 Network             Consumer        Ultra Low-Power   Unallocated
Three Months Ended Sept. 24, 2004             Communications      Communications     Communications     Recoveries        Total
                                            ------------------- ------------------- ------------------ ------------- ---------------
Total external sales revenue                  $     26.9          $     20.6         $      11.3         $       --    $   58.8
Depreciation of buildings and equipment              1.1                 0.8                 0.4                 --         2.3
Gain on sale of business                              --                  --                  --               (2.9)       (2.9)
Segment's operating income (loss)             $      3.0          $     (1.8)        $      (1.0)        $      2.9    $    3.1

                                                 Network             Consumer        Ultra Low-Power   Unallocated
Three Months Ended Sept. 26, 2003             Communications      Communications     Communications     Recoveries        Total
                                            ------------------- ------------------- ------------------ ------------- ---------------
Total external sales revenue                  $     25.0          $     13.8         $       7.8         $       --    $   46.6
Depreciation of buildings and equipment              1.9                 1.0                 0.4                 --         3.3
Asset impairment and other                           3.0                 1.9                 0.4                 --         5.3
Segment's operating loss                      $    (10.7)         $     (6.6)        $      (2.0)        $       --    $  (19.3)

                                                 Network             Consumer        Ultra Low-Power   Unallocated
Six Months Ended Sept. 24, 2004               Communications      Communications     Communications     Recoveries        Total
                                            ------------------- ------------------- ------------------ ------------- ---------------
Total external sales revenue                  $     52.8          $     39.8         $      22.0         $       --    $  114.6
Depreciation of buildings and equipment              2.1                 1.6                 0.9                 --         4.6
Gain on sale of business                              --                  --                  --               (9.9)       (9.9)
Segment's operating income (loss)             $      5.1          $     (3.8)        $      (1.5)        $      9.9    $    9.7

                                                 Network             Consumer        Ultra Low-Power   Unallocated
Six Months Ended Sept. 26, 2003               Communications      Communications     Communications     Recoveries        Total
                                            ------------------- ------------------- ------------------ ------------- ---------------
Total external sales revenue                  $     54.3          $     27.2         $      18.8         $       --    $  100.3
Depreciation of buildings and equipment              3.7                 2.1                 1.1                 --         6.9
Asset impairment and other                           3.0                 1.9                 0.4                 --         5.3
Segment's operating loss                      $    (12.4)         $    (11.1)        $      (1.0)        $       --    $  (24.5)


14.      Pension plans

         The Company has defined benefit pension plans in Sweden and Germany. The total pension expense under these plans consisted of interest costs on projected plan benefits. Total pension expense on defined benefit pension plans for the three and six month periods ended September 24, 2004 was $0.2 and $0.4, respectively (three and six month periods ended September 26, 2003 - $0.1 and $0.4, respectively).

         As of September 24, 2004, the Company had not made any contributions to these pension plans in Fiscal 2005.

15.      Supplementary cash flow information

         The following table summarizes the Company's other non cash changes in operating activities:

                                                                                    Six Months Ended
                                                                           -----------------------------------
                                                                              Sept. 24,          Sept. 26,
                                                                                 2004              2003
                                                                           -----------------  ----------------
            (Gain) loss on disposal of fixed assets                          $     (0.3)        $      0.1
            Gain on sale of business                                               (9.9)                --
            Change in pension liabilities                                           0.6                1.6
            Impairment of fixed assets                                               --                4.7
            Provision for excess space under lease contract                          --                0.6
            Other                                                                  (0.1)              (0.2)
                                                                         -------------------------------------
          Other non cash changes in operating activities                     $     (9.7)        $      6.8
                                                                         =====================================


16.      Comparative figures

         Certain of the Fiscal 2004 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (in millions of U.S. dollars, except per share amounts,
                       and in accordance with U.S. GAAP)

Overview

For almost 30 years, Zarlink Semiconductor Inc. has delivered the integrated circuit (IC) building blocks that drive the capabilities of voice, enterprise, broadband and wireless communications. Zarlink is a global provider of microelectronics for voice and data networks, and consumer and ultra low-power communications.

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and six months ended September 24, 2004, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 24, 2004


                                                                  Three Months Ended              Six Months Ended
                                                               ------------------------      -------------------------
  Summary of Results from Operations                           Sept. 24,      Sept. 26,      Sept. 24,       Sept. 26,
  (millions of U.S. dollars, except per share amounts)           2004           2003           2004            2003
                                                               ---------    -----------      ----------    -----------
  Consolidated revenue                                       $    58.8      $    46.6      $   114.6       $   100.3
     Network Communications segment revenue                       26.9           25.0           52.8            54.3
     Consumer Communications segment revenue                      20.6           13.8           39.8            27.2
     Ultra Low-Power Communications segment revenue               11.3            7.8           22.0            18.8

  Operating income (loss)                                          3.1          (19.3)           9.7           (24.5)
     Network Communications segment operating income (loss)        3.0          (10.7)           5.1           (12.4)
     Consumer Communications segment operating loss               (1.8)          (6.6)          (3.8)          (11.1)
     Ultra Low-Power Communications segment operating loss        (1.0)          (2.0)          (1.5)           (1.0)
     Unallocated gain                                              2.9             --            9.9              --

  Net income (loss) for the period                                 3.2          (18.9)          10.7           (25.1)
  Net income (loss) per common share - basic and diluted          0.02          (0.15)          0.08           (0.20)
  Weighted average common shares outstanding - millions
     Basic                                                       127.3          127.3          127.3           127.3
     Diluted                                                     127.3          127.3          127.4           127.3


Revenue in the second quarter of Fiscal 2005 was $58.8, up 26% from revenue of $46.6 in the second quarter of Fiscal 2004. In the first six months of Fiscal 2005, revenue was $114.6, an increase of 14% from revenue of $100.3 in the same period of Fiscal 2004. Despite continuing challenges in the semiconductor industry, significant revenue improvements were achieved in the Company's Consumer Communications and Ultra Low-Power business segments.

The Company experienced lower sequential bookings in the second quarter of Fiscal 2005, consistent with typical seasonal trends through the summer months, but the Company had higher bookings than those experienced during the same period in Fiscal 2004.

In the second quarter of Fiscal 2005, the Company recorded net income of $3.2, or $0.02 per share. This compares to a net loss of $18.9, or $0.15 per share, in the second quarter of Fiscal 2004. The net income in the second quarter of Fiscal 2005 included a gain on sale of foundry business of $2.9, and also benefited from higher revenues and margins and lower operating expenses as a result of the cost reduction activities implemented in Fiscal 2004. The loss in the second quarter of Fiscal 2004 included costs of $3.4 related to reducing the Company's global workforce by approximately 120 employees across all regions and business units. In addition, the second quarter Fiscal 2004 loss included an impairment loss on fixed assets of $4.7 resulting from the review of the ongoing usage of the Company's testing equipment and enterprise resource planning system, and a charge of $0.6 related to excess space under lease contract.

For the six months ended September 24, 2004, the Company recorded net income of $10.7, or $0.08 per share. This compares to a net loss of $25.1, or $0.20 per share, for the same period of Fiscal 2004. Net income for the first six months of Fiscal 2005 includes a gain on sale of foundry business of $9.9. In addition, higher revenues and margins and lower operating expenses due to cost reduction activities implemented in Fiscal 2004, resulted in improvements as compared to the same period in Fiscal 2004. The loss incurred in the six months ended September 26, 2003 resulted primarily from low revenues and margins, as well as expenses of $3.4 incurred in the workforce reduction and $5.3 in asset impairment and excess space related activities undertaken in the second quarter of Fiscal 2004.

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

Network Communications

                                                  Three Months Ended            Six Months Ended
                                             ----------------------------  ----------------------------
                                               Sept. 24,      Sept. 26,      Sept. 24,     Sept. 26,
     (millions of U.S. dollars)                  2004           2003           2004          2003
                                             -------------  -------------  ------------  --------------
     Revenue                                 $      26.9    $      25.0    $      52.8   $      54.3
                                             =============  =============  ============  ==============
     As a % of total revenue                          46%            54%            46%           54%
     Operating income (loss)                 $       3.0    $     (10.7)   $       5.1   $     (12.4)
                                             =============  =============  ============  ==============


Zarlink's Network Communications segment specializes in microelectronic solutions for broadband connectivity over wired and optical media. The product line enables voice and data convergence for high-speed internet systems, switching systems, and subscriber access systems. In simple terms, Network Communications semiconductor products connect network equipment together.

Revenue for the second quarter of Fiscal 2005 totaled $26.9, up 8% from the second quarter of Fiscal 2004. Reduced capital spending in the market continues to impact demand by networking companies, however marginal improvements were seen in the Company's other network and packet processing product lines, which accounted for approximately 4% and 3%, respectively. During the first six months of Fiscal 2005 revenue decreased to $52.8, down 3% from the same period in Fiscal 2004. Declines were seen in most of the segment's product lines. The most significant declines were seen in the Company's Timing and TSI, Voice Processing, and Optical product lines, which accounted for approximately 2%, 1%, and 1%, respectively, of the decrease. These declines were partially offset by increased sales of the Company's legacy products, which accounted for a revenue increase of approximately 1%.

The segment had operating income of $3.0 and $5.1 in the three and six months ended September 24, 2004, respectively, as compared to operating losses of $10.7 and $12.4 in the three and six months ended September 26, 2003, respectively. During Fiscal 2005, the segment benefited from savings realized from headcount and cost reductions implemented during Fiscal 2004. The losses in Fiscal 2004 were driven primarily by higher R&D expenses, lower plant utilization, and asset impairment and severance costs of $3.6 incurred in the second quarter of Fiscal 2004.

Consumer Communications

                                                  Three Months Ended            Six Months Ended
                                             -------------- -------------- ------------- --------------
                                               Sept. 24,      Sept. 26,      Sept. 24,     Sept. 267,
     (millions of U.S. dollars)                  2004           2003           2004          2003
                                             -------------- -------------- ------------- --------------
     Revenue                                 $      20.6    $      13.8    $      39.8   $      27.2
                                             ============== ============== ============= ==============
     As a % of total revenue                          35%            29%            35%           27%
                                             ============== ============== ============= ==============
     Operating loss                          $      (1.8)   $      (6.6)   $      (3.8)  $     (11.1)
                                             ============== ============== ============= ==============


Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, terrestrial and satellite set-top boxes and digital TV).

During the second quarter of Fiscal 2005, revenue increased 49% over the second quarter of Fiscal 2004, to $20.6. Revenue in the six months ended September 24, 2004 totaled $39.8, an increase of 46% over the same period of Fiscal 2004. Revenue improvements were driven primarily by increased sales volumes of the Company's demodulators.

The segment had an operating loss of $1.8 in the three month period ended September 24, 2004, as compared to $6.6 in the same period of Fiscal 2004. The segment's operating loss during the first six months of Fiscal 2005 decreased to $3.8, down $7.3 from the same period of Fiscal 2004. These improvements were driven primarily by revenue improvements as well as savings realized from cost reduction activities implemented during Fiscal 2004. The operating loss in the three and six month periods ended September 26, 2003 included asset impairment and other costs of $1.9, and R&D specific severance costs of $0.2 incurred in the second quarter of Fiscal 2004.

Ultra Low-Power Communications

                                                     Three Months Ended           Six Months Ended
                                                  ---------------------------------------------------
                                                   Sept. 24,    Sept. 26,     Sept. 24,    Sept. 26,
     (millions of U.S. dollars)                       2004         2003          2004         2003
                                                  ------------  ----------- -------------  ----------
     Revenue
                                                  $      11.3   $      7.8  $       22.0   $     18.8
                                                  ============  ===========  ============  ==========
     As a % of total revenue                               19%          17%           19%          19%
     Operating loss                               $      (1.0)  $     (2.0) $       (1.5)  $     (1.0)
                                                  ============  ===========  ============  ==========


Zarlink's Ultra Low-Power Communications business provides ASIC and ASSP solutions for applications such as cardiac pacemakers, hearing aids, portable instruments, electronic shelf labels, and personal area communications devices.

Revenue for the second quarter of Fiscal 2005 totaled $11.3, an increase of 45% from the second quarter of Fiscal 2004. Revenue improvements were seen in the segment's wireless and medical instruments product lines, which accounted for approximately 27% and 23% of the revenue increase. These improvements were partially offset by a decline in sales in the audiologic product line, which accounted for a decrease of 5% of revenue. During the first six months of Fiscal 2005, revenue increased 17% over the same period in Fiscal 2004, to $22.0. Revenue increases were due mainly to increased sales volumes of wireless products.

For the three months ended September 24, 2004, the segment had an operating loss of $1.0 as compared to $2.0 in the three months ended September 26, 2003. Improvements were driven primarily by revenue increases. In addition, the operating loss in the second quarter of Fiscal 2004 included asset impairment and other costs of $0.4 and $0.2 of severance costs. The segment had an operating loss of $1.5 in the first six months of Fiscal 2005 due to increased spending, primarily in R&D. In comparison, the Company incurred an operating loss of $1.0 in the same period of Fiscal 2004, due mainly to the asset impairment and severance costs incurred in the second quarter of Fiscal 2004.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                         Three Months Ended                                   Six Months Ended
                          ------------------------------------------------------------------------------------------------------
(millions of U.S.          Sept. 24,       % of      Sept. 26,      % of      Sept. 24,       % of      Sept. 26,      % of
dollars)                      2004        Total        2003        Total        2004         Total        2003         Total
                          ------------------------------------------------------------------------------------------------------
Revenue:
Asia / Pacific            $     24.0         41%        $17.7         38%  $      48.0         42%        $40.2          40%
Europe                          18.4         31%         13.7         29%         34.4         30%         30.5          30%
United States                   13.0         22%         10.6         23%         24.6         21%         22.9          23%
Canada                           2.4          4%          2.3          5%          4.5          4%          3.9           4%
Other Regions                    1.0          2%          2.3          5%          3.1          3%          2.8           3%
                          ------------------------------------------------------------------------------------------------------
Total                     $     58.8        100%        $46.6        100%       $114.6        100%       $100.3         100%
                          ======================================================================================================


Asia/Pacific

Asia/Pacific revenue increased by 36% during the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004, and continues to represent the largest geographic segment of customer revenues. During the first six months of Fiscal 2005, revenue in the Asia/Pacific region increased by 19% compared to the same period in Fiscal 2004. The revenue increases in Fiscal 2005 were driven primarily by increased shipments of the Company's demodulators.

Europe

European revenues increased by 34% in the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004. In the first six months of Fiscal 2005, revenue increased by 13% compared to the same period of Fiscal 2004. Improvements were driven primarily by increased shipments of electronic shelf labels within the Ultra Low-Power Communications segment.

United States

Revenue to customers in the United States increased by 23% during the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004. In the first six months of Fiscal 2005, revenue increased by 7% compared to the same period of Fiscal 2004. The increases were due primarily to higher revenues within the Network Communications segment.

Canada

Canadian revenue in the second quarter of Fiscal 2005 increased by $0.1 compared to the same period in Fiscal 2004. For the first six months of Fiscal 2005, revenue increased by 15% as compared to the first six months of Fiscal 2004, primarily due to higher specialty product revenue within the Network Communications segment.

Other

Revenue to customers in other regions decreased by $1.3 during the second quarter of Fiscal 2005 compared to the second quarter of Fiscal 2004. The decreases were due primarily to lower wireless product revenues within the Consumer Communications segment. In the first six months of Fiscal 2005, revenue increased by $0.3 as compared to the same period in Fiscal 2004. Strong sales of wireless products within the Consumer Communications segment in the first quarter of Fiscal 2005 contributed to the revenue increase.

GROSS MARGIN

                                                                    Three Months Ended                  Six Months Ended
                                                             --------------------------------   -------------------------------
(millions of U.S. dollars)                                   Sept. 24, 2004    Sept. 26, 2003   Sept. 24, 2004   Sept. 26, 2003
                                                             --------------    --------------   --------------   --------------
Gross Margin                                                       $ 26.8            $ 19.4           $ 52.0           $ 45.0

As a percentage of revenue                                             46%               42%              45%              45%


Gross margin in the second quarter of Fiscal 2005 was 46%, an increase of four percentage points from the same period in Fiscal 2004. The increase in Fiscal 2005 was due primarily to savings realized from the cost reduction activities implemented during Fiscal 2004, as well as savings generated from higher plant utilization in Fiscal 2005. In the second quarter of Fiscal 2004, the Company incurred approximately $0.6 of severance costs related to the restructuring activities implemented in the period.

Gross margin in the six months ended September 24, 2004 of 45% was unchanged from the same period in Fiscal 2004. Fiscal 2004 margins were unfavorably impacted by $0.7 of severance costs incurred as part of the Company's cost reduction efforts. Gross margin improvements in the first six months of Fiscal 2005 were driven by savings realized from the Fiscal 2004 cost reduction activities. These improvements were partially offset by an unfavorable product mix. Products within the Company's Consumer Communications segment generally have lower margins than products in the Company's other business segments, and increased revenue in this segment has decreased overall margins.

OPERATING EXPENSES

Research and Development ("R&D")

                                                                    Three Months Ended                  Six Months Ended
                                                             --------------------------------   -------------------------------
(millions of U.S. dollars)                                   Sept. 24, 2004    Sept. 26, 2003   Sept. 24, 2004   Sept. 26, 2003
                                                             --------------    --------------   --------------   --------------
R&D Expenses                                                       $ 15.6            $ 19.2           $ 30.5           $ 38.4

As a percentage of revenue                                             27%               41%              27%              38%


R&D expenses decreased by 19%, or $3.6, in the second quarter of Fiscal 2005 from the same period in Fiscal 2004. In the first six months of Fiscal 2005, R&D expenses were $30.5, a decrease of 21% as compared to the same period in Fiscal 2004. The decreases resulted mainly from savings generated as a result of headcount reductions and other cost reduction activities implemented during Fiscal 2004. During the second quarter of Fiscal 2004, the Company reduced its R&D headcount by 147 employees. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near and medium-term revenue.

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

      o Time Division Multiplex (TDM) Switching - Solutions to set new industry standards for channel density, levels of integration, feature sets and power density for enterprise, edge and metro segments; and

      o Receivers and transmitters for single mode fiber (SMF) targeting the access network as well as various applications where customization is required.

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

In the Ultra Low-Power Communications business segment, R&D activities focused on semiconductor solutions and technologies for a variety of applications where ultra low power consumption is an important differentiating feature, including:

      o More application-specific standard products (ASSPs) as opposed to custom products;

      o Surge protection ASSPs used in implantable pacemakers and defibrillators for cardiac rhythm management;

      o High performance custom Coder/Decoders (CODECs) chips for major hearing aid companies;

      o Ultra low-power integrated circuits supporting short-range wireless communications for industrial applications such as electronic shelf labels, and healthcare applications such as implantable devices and swallowable camera capsules; and

      o High performance, ultra low-power audio data converter ASSPs, intended for use in digital microphones, for high growth communications and entertainment applications.

Selling and Administrative ("S&A")

                                                                    Three Months Ended                  Six Months Ended
                                                             --------------------------------   -------------------------------
(millions of U.S. dollars)                                   Sept. 24, 2004    Sept. 26, 2003   Sept. 24, 2004   Sept. 26, 2003
                                                             --------------    --------------   --------------   --------------
S&A Expenses                                                       $ 11.0            $ 14.2           $ 21.7           $ 25.8

As a percentage of revenue                                             19%               30%              19%              26%


S&A expenses decreased by 23%, or $3.2, in the second quarter of Fiscal 2005 from the same period in Fiscal 2004. For the six months ended September 24, 2004, S&A expense was $21.7, a decrease of 16% over the first six months of Fiscal 2004. The Company reduced its headcount within sales, marketing, and other administrative functions in France, Canada, and various other geographic regions in Fiscal 2004. These headcount reductions resulted in severance costs of $1.8 in the second quarter of Fiscal 2004. These costs as well as other cost reduction activities implemented during Fiscal 2004 resulted in a reduction of S&A expense in Fiscal 2005.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs and from stock options awarded to former employees. During the six months ended September 24, 2004, the Company recorded stock compensation expense of $0.1, (2003 - nil), representing amortization of the fair value of stock options awarded to a former employee. Stock compensation expense was recorded as a component of S&A expense during the period.

Gain on Sale of Business

During Fiscal 2002, the Company sold its wafer fabrication facility in Plymouth, U.K., as well as certain intellectual property and related foundry businesses to companies controlled by X-FAB Semiconductor Foundries AG (X-FAB) of Erfurt, Germany for $30.0, represented by $12.0 in cash on closing and a note of $18.0 repayable over three years. At the time of the sale, the gain on sale was deferred and netted against the carrying value of the note receivable. The Company recognizes the gain as payments are made on the note receivable.

Based upon the terms of the Plymouth Foundry sale agreement with X-FAB, payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. During the first quarter of Fiscal 2005, X-FAB exercised its option to make early payments totaling $7.0 against the $10.0 installment due in the second quarter of Fiscal 2005. The note receivable was discounted by $0.1 as a result of the early payment. During the second quarter of Fiscal 2005, the Company received a payment of $2.9 from X-FAB, to settle the installment due at that time. As a result of these payments, in the three and six month periods ended September 24, 2004, the Company recognized a gain on sale of business of $2.9 and $9.9, respectively.

The final installment payment of $8.0 is due from X-FAB in the first quarter of Fiscal 2006.

NON-OPERATING INCOME AND EXPENSE

Interest Income

Interest income was $0.2 for the three months ended September 24, 2004 as compared to $0.3 in the same period of Fiscal 2004. During the first six months of Fiscal 2005, interest income was $0.4 as compared to $0.6 in the first six months of Fiscal 2004. The decreases were mainly due to reduced average cash balances in Fiscal 2005.

Foreign Exchange Gains and Losses

Foreign exchange losses in the second quarter of Fiscal 2005 amounted to $0.1 as compared to gains of $0.1 for the same period in Fiscal 2004. During the six months ended September 24, 2004, foreign exchange losses amounted to $0.4 as compared to $0.9 for the six months ended September 26, 2003. Net foreign exchange gains and losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates.

Interest Expense

Interest expense was nil for the three months ended September 24, 2004 as compared to $0.3 in the same period of Fiscal 2004. During the first six months of Fiscal 2005, interest expense was nil as compared to $0.3 in the first six months of Fiscal 2004.

INCOME TAXES

There was no income tax expense recorded for the second quarter of Fiscal 2005, compared with a recovery of $0.3 for the corresponding period in Fiscal 2004. During the six months ended September 24, 2004, an income tax recovery of $1.0 was recorded, compared with no recovery in the same period of Fiscal 2004. The recovery of $1.0 related to the release of previously recognized provisions no longer required as a result of settlements with tax authorities, in addition to a recovery of $0.3 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.3.

The Company has a valuation allowance against its deferred tax assets at September 24, 2004 of $184.0 (March 26, 2004 - $176.8). The increase relates mainly to losses incurred, partially offset by temporary differences in the Company's domestic and foreign operations. Based on historical taxable income and uncertainties relating to future taxable income over the periods in which the deferred tax assets are deductible, management has determined that it is not more likely than not that the results of future operations will generate sufficient taxable income to realize certain of its net deferred tax assets.

Management periodically reviews the Company's valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the valuation allowance, it may be determined that an adjustment is required to the valuation allowance, which may have a material impact on the Company's financial position and results of operations.

NET INCOME (LOSS)

The Company recorded net income, after preferred share dividends, of $2.7, or $0.02 per share, in the second quarter of Fiscal 2005. This compares to a net loss, after preferred share dividends, of $19.4, or $0.15 per share, in the same period of Fiscal 2004. For the six month period ended September 24, 2004, net income after preferred share dividends was $9.7, or $0.08 per share, as compared to a net loss after preferred share dividends of $26.1, or $0.20 per share, in the same period of Fiscal 2004.

The net income for the three and six month period ended September 24, 2004, was primarily a result of the gain on sale of business of $2.9 and $9.9, respectively, as well as improved results due to improved revenues and margins and operating expense savings realized from the cost reduction activities implemented during Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 24, 2004, the Company held cash and cash equivalents totaling $34.0 (March 26, 2004 - $27.0). In addition, the Company held short-term investments of $47.2 at September 24, 2004 (March 26, 2004 - $54.8). The Company's restricted cash balance at September 24, 2004 of $10.0 was unchanged from March 26, 2004.

Cash used in operating activities for the six months ended September 24, 2004 was $7.9, as compared to $17.7 used in the same period of Fiscal 2004. Cash provided by operating activities before working capital changes amounted to $5.5 for the six months ended September 24, 2004, as compared to $11.4 used in the first six months of Fiscal 2004. Cash provided by operations resulted primarily from improved operating results during Fiscal 2005. Since March 26, 2004, the Company's working capital increased by $13.4, mainly as a result of increases in trade accounts receivable of $2.3, inventory of $3.7, prepaid expenses of $2.2, other accounts receivable of $1.6, and decreases in accounts payable and accrued liabilities totaling $3.2. The increase in trade accounts receivable was a result of the timing of sales late in the quarter, resulting in the cash inflow not occurring until the third quarter of Fiscal 2005. Inventory levels increased to accommodate expected sales demand in upcoming quarters. Prepaid expenses increased due primarily to the timing of payments on certain design tools. Other accounts receivable increases resulted from claims with certain of the Company's foundry suppliers. Accounts payable and accrued liabilities decreased primarily due to the timing of payments made to the Company's foundry suppliers. In comparison, the Company's working capital increased by $6.3 during the six months of Fiscal 2004, primarily as a result of increases in accounts receivable and prepaid expenses resulting from the timing of cash collections and payments during the quarter, partially offset by a reduction in inventory.

Cash provided from investing activities was $15.9 for the six months ended September 24, 2004, primarily from proceeds of $9.9 received as payment against a note receivable from X-FAB. In addition, cash increased from the maturity of short-term investments totaling $62.2, partially offset by purchases of short-term investments totaling $54.6. Cash provided from investing activities was $51.7 for the six months ended September 26, 2003, primarily from matured short-term investments totaling $129.4, partially offset by purchases of short-term investments of $75.1. Cash used in financing activities during the first six months of Fiscal 2005 was $1.1. The use of cash was primarily the result of the payment of $1.0 for dividends on the preferred shares. Cash used in financing activities during the first six months of Fiscal 2004 was $1.3, resulting primarily from payment of $1.0 for dividends on the preferred shares, and the repurchase of $0.5 of the Company's redeemable preferred shares, partially offset by a decrease in restricted cash of $0.6.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replaced it with a defined contribution plan. The Company expects to make a final payment of approximately $2.5 later in Fiscal 2005 after the final adjustments are determined. This amount was included in other accrued liabilities as at September 24, 2004.

During the first six months of Fiscal 2005, the Company declared and paid dividends of $1.0 on its redeemable preferred shares based on a quarterly dividend of $0.38 (Cdn $0.50) per share dividend. During the six months ended September 24, 2004, there were no preferred shares purchased by the Company, and 13,200 preferred shares cancelled. These cancelled preferred shares had been repurchased during Fiscal 2004.

In addition to the Company's cash, cash equivalents, short-term investment and restricted cash balances, the Company has a credit facility of $10.0 available for letters of credit. Prior to the second quarter of Fiscal 2005, a credit facility in Canadian dollars was available. During the second quarter of Fiscal 2005, the facility agreement was amended to reflect the limit in U.S. dollars, to better reflect the nature of the Company's activities. As at September 24, 2004, cash and cash equivalents totaling $9.5 were hypothecated under the credit facility to cover outstanding letters of credit. Of this amount, $8.0 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $0.7 letters of credit were outstanding related to the Company's SERP. In addition, $0.8 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.5 as a security for a custom bond and related credit facilities. The credit facilities are subject to periodic review, including the determination of compliance with certain financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

The Company's liquidity is impacted by contractual obligations. The Company's wafer supply agreements stipulate wafer pricing based upon quantities ordered. Although these agreements do not have minimum unit volume purchase requirements, one of the Company's supply agreements contains contractual obligations in the event of an order cancellation. This agreement states that if the Company decreases the total quantity of an order containing fixed price and quantity, the Company is committed to a higher fixed unit price for those wafers purchased on that order. In this situation, the overall obligation is dependent upon the volume and type of wafers purchased, and the remaining purchase period of this pricing agreement. Based upon the number of wafers purchased to date under this agreement, as at September 24, 2004, the maximum value of the price adjustment is $0.4.

There have been no other significant changes to the Company's contractual obligations included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 26, 2004.

BACKLOG

The Company's 90-day backlog as at September 24, 2004 was $36.6 (June 25, 2004 - $44.1). Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Backlog decreased from the prior quarter due to decreased bookings within all business segments. The most significant backlog decline was seen in the Network Communications segment.

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

The Company currently uses forward contracts, and to a lesser extent foreign currency options, to reduce the exposure to foreign exchange risk. The most significant foreign exchange exposures for the Company relate to the U.K. pound sterling, Canadian dollar, and the Swedish Krona. The change in market value of the derivatives resulted in an unrealized loss of $0.1. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

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

As at September 24, 2004, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 24, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in the Company's internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 24, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company has been made aware of certain bookkeeping and payroll work performed in fiscal 2002 through 2004 by affiliates of its Independent Registered Public Accounting Firm, Ernst & Young LLP (E&Y) in Taiwan and China that has raised issues regarding E&Y's independence with respect to its performance of audit services. In Fiscal 2002, E&Y's Taiwan affiliate transferred severance payments to Zarlink employees on behalf of Zarlink's Canadian office totaling approximately $28,300. In Fiscal 2003 and 2004 EY's China affiliate performed bookkeeping services. These services are not permitted under the auditor independence rules. The Company, its Audit Committee and Ernst & Young have considered the impact the providing of these services may have had on Ernst & Young's independence with respect to the Company and concluded there has been no impairment of Ernst & Young's independence. The services were administrative in nature and the associated fees over the period the services were provided aggregated approximately $16,000. The services have been discontinued.

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

  99.1 Selected Consolidated Financial Statements in U.S. Dollars and in accordance with Canadian Generally Accepted Accounting Principles

  99.2 Management's Discussion and Analysis of Financial Condition and Results of Operations - Canadian Supplement

b) Reports on Form 8-K

  Date of Filing        Description
--------------------------------------------------------------------------------

July 21, 2004           Item 12 - Press Release: "Financial Results for the
                        Fiscal 2005 First Quarter Ended June 25, 2004"

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, Zarlink Semiconductor Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zarlink Semiconductor Inc.
(Registrant)


Name                                        Title                                                     Date
------------------------------------------  ----------------------------------------  ----------------------------------------
/s/ SCOTT MILLIGAN
------------------------------------------
Scott Milligan                              Senior Vice President of Finance                    October 28, 2004
                                            and Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)
