Form 10-Q
period 2004-12-24
ZARLINK SEMICONDUCTOR INC
filed 2005-02-02
CIK 352435

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 24, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [X] No [_]

As at January 28, 2005 there were 127,308,973 Common Shares of Zarlink Semiconductor Inc., no par value, issued and outstanding.

                           ZARLINK SEMICONDUCTOR INC.

                                TABLE OF CONTENTS

Item No.                                                                Page No.
--------                                                                --------

PART I - FINANCIAL INFORMATION ............................................    3

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS .................................    3

              CONSOLIDATED BALANCE SHEETS .................................    3
              CONSOLIDATED STATEMENTS OF INCOME (LOSS) ....................    4
              CONSOLIDATED STATEMENTS OF CASH FLOWS .......................    5
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS ..............    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...................   16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ........   25

ITEM 4. CONTROLS AND PROCEDURES ...........................................   26

PART II - OTHER INFORMATION ...............................................   27

ITEM 5. OTHER INFORMATION .................................................   27

ITEM 6. EXHIBITS ..........................................................   27

SIGNATURES ................................................................   28

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           Zarlink Semiconductor Inc.
                           CONSOLIDATED BALANCE SHEETS
         (In millions of U.S. dollars, except share amounts, U.S. GAAP)
                                   (Unaudited)

                                                           Dec. 24,    March 26,
                                                            2004         2004
                                                          ---------   ----------

ASSETS
Current assets:
  Cash and cash equivalents                               $   29.7    $   27.0
  Short-term investments                                      39.6        54.8
  Restricted cash                                             13.9        10.0
  Trade accounts receivable, less allowance for
    doubtful accounts of $0.3
    (March 26, 2004 - $0.3)                                   25.4        24.1
  Other receivables                                            5.1         2.9
  Note receivable - net of deferred gain of $7.7
    (March 26, 2004 - $17.1)                                   0.1         0.1
  Inventories                                                 28.1        20.8
  Prepaid expenses and other                                   6.8         4.5
                                                          --------    --------
                                                             148.7       144.2
Fixed assets - net of accumulated depreciation of
   $158.4 (March 26, 2004 - $152.5)                           37.4        41.1
Deferred income tax assets - net                               8.0         7.5
Other assets                                                   5.1         4.6
                                                          --------    --------
                                                          $  199.2    $  197.4
                                                          ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                                  $   18.3    $   15.0
  Employee-related accruals                                    9.9        11.1
  Income and other taxes payable                               7.7         7.9
  Provisions for exit activities                               1.1         2.7
  Other accrued liabilities                                    8.1        10.9
  Deferred credits                                             0.3         0.7
  Current portion of long-term debt                             --         0.1
                                                          --------    --------
                                                              45.4        48.4
Long-term debt                                                 0.1         0.1
Pension liabilities                                           19.2        16.7
                                                          --------    --------
                                                              64.7        65.2
                                                          --------    --------
Redeemable preferred shares, unlimited shares
    authorized; 1,377,100 shares issued and
    outstanding (March 26, 2004 - 1,390,300)                  17.6        17.6
                                                          --------    --------

Commitments (Note 9)

Shareholders' equity:
  Common shares, unlimited shares authorized;
    no par value; 127,308,973 shares
    issued and outstanding (March 26, 2004
    - 127,301,411                                            768.4       768.4
  Additional paid-in capital                                   2.4         2.3
  Deficit                                                   (622.0)     (623.5)
  Accumulated other comprehensive loss                       (31.9)      (32.6)
                                                          --------    --------
                                                             116.9       114.6
                                                          --------    --------
                                                          $  199.2    $  197.4
                                                          ========    ========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
       (In millions of U.S. dollars, except per share amounts, U.S. GAAP)
                                   (Unaudited)

                                                                             Three Months Ended          Nine Months Ended
                                                                           -----------------------    -------------------------
                                                                            Dec. 24,       Dec 26,     Dec. 24,        Dec. 26,
                                                                              2004          2003         2004           2003
                                                                           ---------    ----------    ----------    -----------

Revenue                                                                    $    51.2     $    47.0     $   165.8     $   147.3
Cost of revenue                                                                 28.8          26.0          91.4          81.3
                                                                           ---------    ----------    ----------    ----------
Gross margin                                                                    22.4          21.0          74.4          66.0
                                                                           ---------    ----------    ----------    ----------

Expenses:
  Research and development                                                      15.7          19.5          46.2          57.9
  Selling and administrative                                                    12.7          11.9          34.4          37.7
  Asset impairment and other                                                      --           1.7            --           7.0
  Gain on sale of business                                                        --            --          (9.9)           --
                                                                           ---------    ----------    ----------    ----------
                                                                                28.4          33.1          70.7         102.6
                                                                           ---------    ----------    ----------    ----------
Income (loss) from operations                                                   (6.0)        (12.1)          3.7         (36.6)
Interest income                                                                  0.3           0.3           0.7           0.9
Foreign exchange loss                                                           (1.8)         (1.2)         (2.2)         (2.1)
Gain on sale of long-term investments                                             --           0.6            --           0.6
Interest expense                                                                  --          (0.2)           --          (0.5)
                                                                           ---------    ----------    ----------    ----------
Income (loss) before income taxes                                               (7.5)        (12.6)          2.2         (37.7)
Income tax (expense) recovery                                                   (0.1)          1.4           0.9           1.4
                                                                           ---------    ----------    ----------    ----------
Net income (loss) for the period                                           $    (7.6)    $   (11.2)    $     3.1     $   (36.3)
                                                                           =========    ==========    ==========    ==========

Net income (loss) attributable to common shareholders after
    preferred share dividends                                              $    (8.2)    $   (11.8)    $     1.5     $   (37.9)
                                                                           =========    ==========    ==========    ==========

Net income (loss) per common share:
    Basic and diluted                                                      $   (0.06)   $    (0.09)   $     0.01    $    (0.30)
                                                                           =========    ==========    ==========    ==========

Weighted-average number of common shares outstanding (millions):
    Basic and diluted                                                          127.3         127.3         127.3         127.3
                                                                           =========    ==========    ==========    ==========

        (See accompanying notes to the consolidated financial statements)

                           Zarlink Semiconductor Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (In millions of U.S. dollars, U.S. GAAP)
                                   (Unaudited)

                                                              Nine Months Ended
                                                             -------------------
                                                             Dec. 24,   Dec. 26,
                                                               2004       2003
                                                             --------   --------
CASH PROVIDED BY (USED IN)
Operating activities:
  Net income (loss) for the period                            $  3.1     $(36.3)
  Depreciation of fixed assets                                   6.6        9.7
  Amortization of other assets                                    --        1.2
  Other non cash changes in operating activities                (8.5)       8.8
  Stock compensation expense                                     0.1        0.1
  Deferred income taxes                                         (0.5)      (1.2)
  Decrease (increase) in working capital:
    Trade accounts and other receivables                        (3.6)      (8.4)
    Inventories                                                 (7.3)       0.5
    Prepaid expenses and other                                  (2.1)      (2.5)
    Payables and other accrued liabilities                      (2.0)       2.7
    Deferred credits                                            (0.3)       0.1
                                                              ------     ------
Total                                                          (14.5)     (25.3)
                                                              ------     ------

Investing activities:
    Purchased short-term investments                           (94.2)    (134.8)
    Matured short-term investments                             109.4      164.6
    Expenditures for fixed and other assets                     (3.2)      (4.7)
    Proceeds from disposal of fixed and other assets             0.6        0.8
    Proceeds from sale of long-term investments                   --        0.6
    Proceeds from repayment of note receivable                   9.9         --
                                                              ------     ------
Total                                                           22.5       26.5
                                                              ------     ------

Financing activities:
    Repayment of capital lease liabilities
      and long-term debt                                        (0.1)      (0.5)
    Payment of dividends on preferred shares                    (1.6)      (1.6)
    Repurchase of preferred shares                                --       (1.2)
    Increase in restricted cash                                 (3.9)      (3.3)
                                                              ------     ------
Total                                                           (5.6)      (6.6)
                                                              ------     ------

Effect of currency translation on cash                           0.3        0.5
                                                              ------     ------

Increase (decrease) in cash and cash equivalents                 2.7       (4.9)

Cash and cash equivalents, beginning of period                  27.0       23.5
                                                              ------     ------

Cash and cash equivalents, end of period                      $ 29.7     $ 18.6
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

1.    Basis of presentation

      These unaudited interim consolidated financial statements have been prepared by Zarlink Semiconductor Inc. (Zarlink or the Company) in United States (U.S.) dollars, unless otherwise stated, and in accordance with accounting principles generally accepted in the U.S. for interim financial statements and with the instructions to Form 10-Q and Regulation S-X pertaining to interim financial statements. Accordingly, these interim consolidated financial statements do not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management of the Company, the unaudited interim consolidated financial statements reflect all adjustments, which consist only of normal and recurring adjustments, necessary to present fairly the financial position at December 24, 2004, the results of operations of the Company for the three and nine month periods ended December 24, 2004 and December 26, 2003, and cash flows of the Company for the nine month periods ended December 24, 2004 and December 26, 2003, in accordance with U.S. GAAP, applied on a consistent basis. The consolidated financial statements include the accounts of Zarlink and its wholly owned subsidiaries. Intercompany transactions and balances have been eliminated. Canadian GAAP financial statements for interim periods are also prepared and presented to shareholders.

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

2.    Recently issued accounting pronouncements

      In December 2004 the Financial Accounting Standards Board (FASB) published a revision to Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS 123R), Share-Based Payments. The revision requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value. Under the new standard, companies will not be able to account for share-based payments using the intrinsic method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The revisions to SFAS 123R are effective for public companies in the first interim or annual period beginning after June 15, 2005. The Company has not yet determined which fair-value method or transitional provision it will follow. The impact on the Company's financial statements of applying one of the acceptable fair-value based methods of accounting for stock-based compensation is disclosed in Note 4.

      In November 2004 the FASB issued SFAS No. 151, Inventory Costs. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is currently evaluating the impact of SFAS 151 on its financial statements.

3.    Significant accounting policies

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

      In accordance with Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, and SAB No. 104, Revenue Recognition, the Company recognizes product revenue through direct sales and sales to distributors when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) transfer of title has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonably assured.

      In addition, the Company has agreements with its distributors that cover two sales programs, specifically ship and debit claims, which relate to pricing adjustments based upon distributor resale, and stock rotations claims, which relate to certain stock return rights earned against subsequent sales. The Company accrues for these programs as a reduction of revenue at the time of shipment, based on historical sales returns, analysis of credit memo data, and other factors known at the time. The Company believes that these programs are common to distributor agreements in the industry, and it is appropriate that the distributor sales are recognized as revenue at the time of shipment in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, because of the following:

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

4.    Stock-based compensation

      Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, Accounting for Stock-Based Compensation, for awards granted or modified after April 1, 1995, as if the Company had accounted for its stock-based awards to employees under the fair value method of SFAS 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                           Three Months Ended  Nine Months Ended
                                           ------------------  -----------------
                                           Dec. 24,  Dec. 26,  Dec. 24, Dec. 26,
                                             2004     2003       2004    2003
                                           --------  --------  -------- --------

      Net income (loss), as reported       $ (7.6)   $(11.2)   $  3.1   $(36.3)
      Adjustments:
         Stock compensation expense,
           as reported                         --       0.1       0.1      0.1
         Pro forma stock
           compensation expense              (3.3)     (3.4)     (9.2)    (9.6)
                                           ------------------------------------
      Pro forma net loss                   $(10.9)   $(14.5)   $ (6.0)  $(45.8)
                                           ------------------------------------

      Net income (loss) per common
        share, as reported
        Basic and diluted                  $(0.06)   $(0.09)   $ 0.01   $(0.30)
                                           ------------------------------------
      Pro forma net income (loss) per
        common share
        Basic and diluted                  $(0.09)   $(0.12)   $(0.06)  $(0.37)
                                           ------------------------------------

      Based upon the fair value method of accounting for stock compensation expense, for the three and nine month fiscal periods ended December 24, 2004, the pro forma net loss was increased by $3.3 and the pro forma net income was decreased by $9.1, respectively, as compared to the reported net loss and net income. For the three and nine month fiscal periods ended December 26, 2003, the pro forma net loss was increased by $3.3 and $9.5, respectively.

      Pro forma financial information required by SFAS 123 has been determined as if the Company had accounted for its employee stock options using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine month periods ended December 24, 2004 and December 26, 2003:

                                        Three Months Ended   Nine Months Ended
                                        -------------------  -------------------
                                         Dec. 24,  Dec. 26,  Dec. 24,   Dec. 26,
                                           2004      2003      2004      2003
                                        ---------  --------  --------   --------

Weighted-average fair  value price
  of  the  options granted during
  the period                               $ 1.46    $ 1.50    $ 1.89    $ 1.74

Risk free interest rate                     3.52%     3.26%     3.80%     3.15%
Dividend yield                                Nil       Nil       Nil       Nil
Volatility factor of the expected
  market price of the
  Company's common stock                    60.2%     70.1%     63.4%     69.2%
Weighted-average expected
  life of the options                   4.7 years 3.3 years 4.3 years 3.3 years

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period on a straight-line basis.

      In  December  2004,  the FASB  revised  Statement  No.  123  (SFAS  123R),
      "Share-Based Payment," which requires companies to expense the estimated fair value of employee stock options and similar awards. See also Note 2.

5.    Inventories

                                                      Dec. 24,         March 26,
                                                        2004             2004
                                                      --------------------------
      Raw materials                                   $   2.8          $   2.2
      Work-in-process                                    19.4             13.3
      Finished goods                                      5.9              5.3
                                                      --------------------------
                                                      $  28.1          $  20.8
                                                      ==========================

6.    Note receivable

                                                       Dec. 24,        March 26,
                                                        2004             2004
                                                      --------------------------
      Note receivable, non-interest bearing           $   7.8          $  17.2
      Less: Deferred gain                                (7.7)           (17.1)
                                                      --------------------------
                                                      $   0.1          $   0.1
                                                      ==========================

      Based upon the terms of the Plymouth Foundry sale agreement with X-FAB Semiconductor Foundries AG (X-FAB), payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. In the first six months of Fiscal 2005, X-FAB exercised its option to make early payments on the $10.0 installment. As a result of the early payments, the note receivable was discounted by $0.1 and the Company recognized a total gain on sale of business of $9.9 for the nine month period ended December 24, 2004.

      On January 28, 2005, the Company received an early payment of $2.0 on the $8.0 final installment of the note receivable that is due from X-FAB in the first quarter for Fiscal 2006. The Company will recognize a gain on sale of business of $2.0 in the fourth quarter of Fiscal 2005.

7.    Provisions for exit activities

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

      The remaining balance in the restructuring provision relates to idle and excess space as a result of exit activities implemented and completed in Fiscal 2002 and Fiscal 2004. The cumulative amount recorded to date related to these activities is $9.5. Costs of $8.9 were recorded as special charges in Fiscal 2002, and costs of $0.6 were reflected in asset impairment and other charges in Fiscal 2004.

      With the exception of lease payments on the idle and excess space estimated at $1.1, which will be paid over the lease term unless settled earlier, the Company has completed substantially all of the activities associated with these restructuring plans.

      The following table summarizes the continuity of these restructuring provisions for the three and nine months ended December 24, 2004:

                                           Workforce  Lease and contract
                                           Reduction    settlement        Total
                                           -------------------------------------
      Balance, March 26, 2004               $  0.7       $  2.0          $  2.7
      Cash drawdowns during quarter           (0.7)        (0.5)           (1.2)
                                           -------------------------------------
      Balance, June 25, 2004                    --          1.5             1.5
      Cash drawdowns during quarter             --         (0.1)           (0.1)
                                           -------------------------------------
      Balance, September 24, 2004               --          1.4             1.4
      Cash drawdowns during quarter             --         (0.3)           (0.3)
                                           -------------------------------------
      Balance, December 24, 2004            $   --       $  1.1          $  1.1
                                           =====================================

8.    Guarantees

      Performance guarantees are contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement. The Company has an outstanding performance guarantee related to a managed services agreement (project agreement) undertaken by the Communications Systems business (Systems), which was sold to companies controlled by Dr. Terence
      H. Matthews on February 16, 2001 and is now operated as Mitel Networks Corporation (Mitel). This performance guarantee remained with the Company following the sale of the Systems business to Dr. Matthews. The project agreement and the Company's performance guarantee extend until July 16, 2012. The terms of the project agreement continue to be fulfilled by Mitel. The maximum potential amount of future undiscounted payments the Company could be required to make under the guarantee, at December 24, 2004, was $38.5 (20.0 British Pounds), assuming the Company is unable to secure the completion of the project. The Company was not aware of any factors as at December 24, 2004 that would prevent the project's completion under the terms of the agreement. In the event that Mitel is unable to fulfill the commitments of the project agreement, the Company believes that an alternate third-party contractor could be secured to complete the agreement requirements. The Company has not recorded a liability in its consolidated financial statements associated with this guarantee.

      In connection with the sale of the Systems business on February 16, 2001, the Company provided to the purchaser certain income tax indemnities with an indefinite life and with no maximum liability for the taxation periods up to February 16, 2001, the closing date of the sale. As at December 24, 2004, the taxation years 2000 to February 16, 2001 are still subject to audit by taxation authorities in certain foreign jurisdictions and are therefore still subject to the above noted tax indemnities.

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

      On November 19, 2002, the Company provided security to the financial institution of a subsidiary in the form of a guarantee in relation to the subsidiary's liability for custom and excise duties. As at December 24, 2004, the maximum amount of the guarantee was $3.1 ($1.6 British Pounds).

      The Company records a liability based on its historical experience with warranty claims. The warranty accrual was insignificant for the three and nine month periods ended December 24, 2004.

      Based upon the transition rules outlined in FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others, no amounts have been recorded by the Company related to the above-mentioned items.

9.    Commitments

      The Company had letters of credit outstanding as at December 24, 2004 of $13.3 (March 26, 2004 - $9.5), which expire within 13 months. Cash and cash equivalents of $13.3 have been pledged as security against certain outstanding letters of credit, and are presented as restricted cash. Of this amount, $11.6 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $1.0 letters of credit were outstanding related to the Company's Senior Executive Retirement Plan
      (SERP). In addition, $0.7 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.6, which is presented as restricted cash, as security for a custom bond and related credit facilities.

      The Company has committed to fully secure its outstanding pension liability in Sweden of $14.1 by December 2005. In December 2004, the Company increased its letters of credit related to its pension plan in Sweden by $3.6, with an equivalent increase expected to occur in December 2005, depending upon foreign exchange rates at that time.

10.   Redeemable preferred shares

      During the three months ended December 24, 2004, there were no preferred shares purchased or cancelled by the Company. During the nine months ended December 24, 2004, there were no preferred shares purchased and 13,200 shares cancelled. These cancelled preferred shares had been repurchased during Fiscal 2004.

      During the third quarter of Fiscal 2005, the Company declared dividends on its redeemable preferred shares of $0.6 based on a quarterly dividend of $0.41 (Cdn $0.50) per share, and paid second quarter dividends of $0.6.

11.   Capital stock

      a) The Company has not declared nor paid any dividends on its common shares.

      b)    A summary of the Company's stock option activity is as follows:

                                                           Nine Months Ended
                                                    ----------------------------
                                                      Dec. 24,        Dec. 26,
                                                        2004            2003
                                                    ----------------------------
            Outstanding Options:
            Balance, beginning of period             11,534,680      10,828,557
            Granted                                     386,000         379,500
            Exercised                                    (7,562)        (10,617)
            Forfeited                                  (465,690)     (1,396,565)
                                                    ----------------------------
            Balance, end of period                   11,447,428       9,800,875
                                                    ============================

            As at December 24, 2004, there were 3,051,594 (March 26, 2004 - 2,971,904) options available for grant under the stock option plan approved by the Company's shareholders on December 7, 2001. The exercise price of outstanding stock options ranges from $2.68 to $30.38 per share with exercise periods extending to December 2010. The exercise price of stock options issued in Canadian dollars was translated at the U.S. dollar exchange rate on December 24, 2004.

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

      The common shares and dilutive common share equivalents used in the computation of the Company's basic and diluted earnings per common share are as follows:

                                                                      Three Months Ended                    Nine Months Ended
                                                                 ------------------------------      -----------------------------
                                                                    Dec. 24,         Dec. 26,           Dec. 24,         Dec. 26,
                                                                      2004             2003               2004            2003
                                                                 ------------------------------      -----------------------------
            Weighted-average common shares outstanding            127,308,973      127,275,933        127,306,975     127,274,768
            Dilutive effect of stock options                               --               --             36,721              --
                                                                  ----------------------------------------------------------------
            Weighted-average common shares outstanding,
                assuming dilution                                 127,308,973      127,275,933        127,343,696     127,274,768
                                                                  ================================================================

      For the three months ended December 24, 2004, 1,600 stock options have been excluded from the computation of diluted loss per share because they were anti-dilutive due to the reported net loss for the period (three and nine months ended December 26, 2003 - 19,599 and 328,532 stock options, respectively).

      The following stock options were excluded from the computation of common share equivalents because the options' exercise prices exceeded the average market price of the common shares, thereby making them anti-dilutive:

                                                               Three Months Ended                 Nine Months Ended
                                                          ----------------------------       ----------------------------
                                                            Dec. 24,         Dec. 26,         Dec. 24,          Dec. 26,
                                                             2004              2003             2004              2003
                                                          ----------------------------       ----------------------------
            Number of outstanding options                 11,394,428        9,488,938        11,057,990        7,126,213

            Average exercise price per share                  $ 8.38           $ 9.13            $ 8.54          $ 10.87

      The average exercise price of stock options granted in Canadian dollars was translated at the closing period-end U.S. dollar exchange rate.

12.   Accumulated other comprehensive income (loss)

      The components of total comprehensive income (loss) were as follows:

                                           Three Months Ended Nine Months Ended
                                           ------------------ ------------------
                                            Dec. 24, Dec. 26, Dec. 24,  Dec. 26,
                                             2004      2003     2004     2003
                                            ----------------- ------------------
      Net income (loss) for the period      $(7.6)  $(11.2)     $3.1   $(36.3)
      Other comprehensive income (loss):
        Unrealized net derivative gains
            on cash flow hedges               0.6      0.7        0.5     1.1
        Realized net derivative (gains)
            losses on cash flow hedges         --     (0.3)       0.2    (0.3)
                                            ---------------------------------
      Total comprehensive income (loss)
            for the period                  $(7.0)  $(10.8)     $3.8   $(35.5)
                                            ==================================

      The changes to accumulated other comprehensive loss for the nine months ended December 24, 2004 were as follows:

                                                            Unrealized
                                                Cumulative   Net Gain
                                               Translation  (Loss) on
                                                 Account    Derivatives   Total
                                               ---------------------------------
Balance, March 26, 2004                          $(32.4)      $(0.2)     $(32.6)
Change during the three months ended
  June 25, 2004                                      --         0.2         0.2
                                               ---------------------------------
Balance, June 25, 2004                            (32.4)         --       (32.4)
Change during the three months ended
  September 24, 2004                                 --        (0.1)       (0.1)
                                               ---------------------------------
Balance, September 24, 2004                       (32.4)       (0.1)      (32.5)
Change during the three months ended
  December 24, 2004                                  --         0.6         0.6
                                               ---------------------------------
                                                 $(32.4)      $ 0.5      $(31.9)
                                               =================================

      The Company recorded an increase in other comprehensive income in the nine months ended December 24, 2004 of $0.7 as compared to a decrease in other comprehensive loss of $0.8 in the nine months ended December 26, 2003. These changes were attributable to the change in the fair value of outstanding foreign currency option and forward contracts related to the Company's hedging program that were designated as cash flow hedges. The Company estimates that $0.5 of net derivative gains included in other comprehensive income at December 24, 2004 will be reclassified into earnings within the next quarter.

13.   Income taxes

      A $0.1 income tax expense was recorded for the third quarter of Fiscal 2005, compared with a recovery of $1.4 for the corresponding period in Fiscal 2004. During the nine months ended December 24, 2004, an income tax recovery of $0.9 was recorded, compared with a $1.4 recovery in the same period of Fiscal 2004. The recovery of $0.9 related to the release of previously recognized provisions no longer required as a result of settlements with tax authorities, in addition to a recovery of $0.3 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.3.

      The Company establishes a valuation allowance against deferred tax assets when management has determined that it is more likely than not that some or all of its deferred tax assets may not be realized. Based on historical taxable income and uncertainties relating to future taxable income over the periods in which the deferred tax assets are deductible, the Company has established a valuation allowance of $186.4 as at December 24, 2004 (March 26, 2004 - $176.8). The increase in the valuation allowance relates mainly to losses incurred, partially offset by temporary differences in the Company's domestic and foreign operations.

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

      The Company targets the communications industry with products that specialize in broadband connectivity solutions over wired, wireless and optical media, as well as through ultra low-power communications solutions. The Network Communications business segment provides semiconductor solutions for enterprise, access, edge and metro networks over wired, wireless, and optical media. The product lines enable voice and data for traditional, convergent, and packet networks. The Consumer Communications business segment offers products that allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV). The Ultra Low-Power Communications business segment provides custom Integrated Circuit and Application Specific Standard Product (ASSP) solutions for healthcare applications such as cardiac pacemakers, hearing-aids, swallowable camera capsules and portable medical instruments. The Ultra-Low Power Communications business segment also provides ultra low-power solutions for commercial applications, such as electronic shelf labels, radio frequency tagging and personal area communications devices.

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

Three Months Ended Dec. 24, 2004                           Network          Consumer       Ultra Low-Power  Unallocated
                                                       Communications    Communications    Communications      Gains          Total
                                                       ----------------------------------------------------------------------------

Total external sales revenue                                $23.8            $18.9            $ 8.5          $    --         $51.2
Depreciation of buildings and equipment                       1.0              0.7              0.3               --           2.0
Segment's operating loss                                    $(1.0)           $(2.0)           $(3.0)         $    --         $(6.0)

Three Months Ended Dec. 26, 2003                           Network          Consumer       Ultra Low-Power  Unallocated
                                                       Communications    Communications    Communications      Gains          Total
                                                       ----------------------------------------------------------------------------

Total external sales revenue                                $24.2            $14.9             $7.9          $    --        $ 47.0
Depreciation of buildings and equipment                       1.8              0.6              0.4               --           2.8
Asset impairment and other                                    1.6              0.1               --               --           1.7
Segment's operating income (loss)                           $(5.9)           $(6.5)            $0.3          $    --        $(12.1)


Nine Months Ended Dec. 24, 2004                            Network          Consumer       Ultra Low-Power  Unallocated
                                                       Communications    Communications    Communications      Gains          Total
                                                       ----------------------------------------------------------------------------

Total external sales revenue                                $76.6            $58.7             $30.5         $ --            $165.8
Depreciation of buildings and equipment                       3.1              2.3               1.2           --               6.6
Gain on sale of business                                       --               --                --         (9.9)             (9.9)
Segment's operating income (loss)                           $ 4.1            $(5.8)            $(4.5)        $9.9            $  3.7

Nine Months Ended Dec. 26, 2003                            Network          Consumer       Ultra Low-Power  Unallocated
                                                       Communications    Communications    Communications      Gains          Total
                                                       ----------------------------------------------------------------------------

Total external sales revenue                                $78.5            $42.1             $26.7         $    --         $147.3
Depreciation of buildings and equipment                       5.5              2.7               1.5              --            9.7
Asset impairment and other                                    4.6              2.0               0.4              --            7.0
Segment's operating loss                                    $(18.3)          $(17.6)           $(0.7)        $    --         $(36.6)

15.   Pension plans

      The Company has defined benefit pension plans in Sweden and Germany. As at December 24, 2004, the Swedish pension liability of $14.1 was partially secured by letters of credit of $11.6. As at December 24, 2004, the German pension liability of $5.1 was insured with the Swiss Life Insurance Company, and the related asset was recorded in other assets.

      The total pension expense under these plans consisted of interest costs on projected plan benefits. Total pension expense on the defined benefit pension plans for the three and nine month periods ended December 24, 2004 was $0.7 and $1.1, respectively (three and nine month periods ended December 26, 2003 - $0.2 and $0.6, respectively).

      As of December 24, 2004, the Company had not made any contributions to these pension plans in Fiscal 2005.

16.   Supplementary cash flow information

      The following table summarizes the Company's other non cash changes in operating activities:

                                                             Nine Months Ended
                                                            --------------------
                                                            Dec. 24,    Dec. 26,
                                                              2004       2003
                                                            --------    --------

(Gain) loss on disposal of fixed assets                      $(0.3)     $0.1
Gain on sale of business                                      (9.9)       --
Gain on sale of long-term investments                           --      (0.6)
Change in pension liabilities                                  2.5       2.8
Impairment of fixed assets                                      --       6.4
Provision for excess space under lease contract                 --       0.6
Other                                                         (0.8)     (0.5)
                                                            --------------------
Other non cash changes in operating activities               $(8.5)     $8.8
                                                            ====================

17.   Comparative figures

      Certain of the Fiscal 2004 comparative figures have been reclassified to conform to the presentation adopted in Fiscal 2005.

18.   Subsequent events

      On January 26, 2005, the Board of Directors of the Company announced the appointment of Kirk K. Mandy, Vice-Chairman of the Board, as interim President and Chief Executive Officer. The Board also announced that Patrick J. Brockett resigned to pursue other interests, effective immediately.

      On January 28, 2005, the Company received an early payment of $2.0 on the $8.0 final installment of the note receivable that is due from X-FAB in the first quarter for Fiscal 2006. The Company will recognize a gain on sale of business of $2.0 in the fourth quarter of Fiscal 2005.

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

The following discussion and analysis explains trends in Zarlink's financial condition and results of operations for the three and nine months ended December 24, 2004, compared with the corresponding periods in the previous fiscal year. This discussion is intended to help shareholders and other readers understand the dynamics of Zarlink's business and the key factors underlying its financial results. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, and with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended March 26, 2004.

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

Such risks, uncertainties and assumptions include, among others, the following: increasing price and product/service competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to ensure continuity of supply from outside fabrication services; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; exposure to currency exchange rate fluctuations; the ability of the Company to attract and retain key employees; demographic changes and other factors referenced in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 24, 2004

Summary of Results from Operations                       Three Months Ended    Nine Months Ended
                                                         -------------------   -------------------
(millions of U.S. dollars, except per share amounts)     Dec. 24,   Dec. 26,   Dec. 24,   Dec. 26,
                                                           2004       2003       2004       2003
                                                         --------   --------   --------   --------

Consolidated revenue:                                    $  51.2    $  47.0    $ 165.8    $ 147.3
   Network Communications                                   23.8       24.2       76.6       78.5
   Consumer Communications                                  18.9       14.9       58.7       42.1
   Ultra Low-Power Communications                            8.5        7.9       30.5       26.7

Income (loss) from operations:                              (6.0)     (12.1)       3.7      (36.6)
   Network Communications                                   (1.0)      (5.9)       4.1      (18.3)
   Consumer Communications                                  (2.0)      (6.5)      (5.8)     (17.6)
   Ultra Low-Power Communications                           (3.0)       0.3       (4.5)      (0.7)
   Unallocated gain                                           --         --        9.9         --

Net income (loss) for the period                            (7.6)     (11.2)       3.1      (36.3)
Net income (loss) per common share:
    Basic and diluted                                      (0.06)     (0.09)      0.01      (0.30)

Weighted average common shares outstanding (millions):
    Basic and diluted                                      127.3      127.3      127.3      127.3

Revenue in the third quarter of Fiscal 2005 was $51.2, up 9% from revenue of $47.0 in the third quarter of Fiscal 2004. In the first nine months of Fiscal 2005, revenue was $165.8, an increase of 13% from revenue of $147.3 in the same period of Fiscal 2004. Despite continuing challenges in the semiconductor industry, revenue improvements were achieved in the Company's Consumer Communications and Ultra Low-Power business segments.

The Company experienced slightly lower sequential bookings in the third quarter of Fiscal 2005 given the economic slowdown in the semiconductor industry. Bookings in the third quarter of Fiscal 2005 were also slightly lower than those experienced during the same period in Fiscal 2004.

In the third quarter of Fiscal 2005, the Company recorded a net loss of $7.6, or $0.06 per share. This compares to a net loss of $11.2, or $0.09 per share, in the third quarter of Fiscal 2004. Although the Company experienced higher revenues and lower expenses in the quarter as compared to the same period in Fiscal 2004, the net loss in the third quarter of Fiscal 2005 resulted from lower sequential revenues due to weaker customer demand in the quarter, as well as increased expenses primarily related to corporate governance costs. In addition, foreign exchange losses of $1.8 contributed to the net loss in the quarter. The loss in the third quarter of Fiscal 2004 included costs of $2.9 related to reducing the Company's global workforce by approximately 100 employees across all regions and business units. In addition, the third quarter Fiscal 2004 loss included an impairment of fixed assets of $1.7 resulting from the review of the ongoing usage of the Company's testing equipment and enterprise resource planning system.

For the nine months ended December 24, 2004, the Company recorded net income of $3.1, or $0.01 per share. This compares to a net loss of $36.3, or $0.30 per share, for the same period of Fiscal 2004. Net income for the first nine months of Fiscal 2005 includes a gain on sale of foundry business of $9.9. In addition, higher revenues and margins in the Company's Consumer Communications and Ultra Low-Power business segments and lower operating expenses due to cost reduction activities implemented in Fiscal 2004 resulted in net income improvements as compared to the same period in Fiscal 2004. The loss incurred in the nine months ended December 26, 2003 resulted primarily from lower revenues and margins, as well as expenses of $6.3 incurred in the workforce reduction and $7.0 in asset impairment and excess space related activities undertaken in Fiscal 2004. The Company has substantially completed all of the activities associated with the Fiscal 2004 restructuring plans.

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

Network Communications

                                 Three Months Ended       Nine Months Ended
                                 -------------------------------------------
                                 Dec. 24,    Dec. 26,    Dec. 24,   Dec.26,
(millions of U.S. dollars)         2004        2003        2004      2003
                                 --------    --------    --------   -------

Revenue                          $  23.8     $  24.2     $  76.6    $  78.5
                                 =======     =======     =======    =======
As a % of total revenue               46%         51%         46%        53%
Operating income (loss)          $  (1.0)    $  (5.9)    $   4.1    $ (18.3)
                                 =======     =======     =======    =======

Zarlink's Network Communications segment provides semiconductor solutions for enterprise, access, edge and metro networks over wired, wireless and optical media. The product lines enable voice and data for traditional, convergent and packet networks.

Revenue for the third quarter of Fiscal 2005 totaled $23.8, down 2% from the third quarter of Fiscal 2004. Reduced capital spending in the market continues to impact demand by networking companies. Revenue declines were driven primarily by lower sales volumes of the Company's legacy and voice processing products, which accounted for approximately 9% and 4%, respectively, of the decline. This decline was partially offset by higher sales volumes in the Company's Timing and Time Slot Interchange (TSI) and Optical product lines, which accounted for revenue increases of approximately 9% and 2%, respectively. During the first nine months of Fiscal 2005 revenue decreased to $76.6, down 2% from the same period in Fiscal 2004, due primarily to decreased sales volumes of the Company's legacy products.

The segment had an operating loss of $1.0 and operating income of $4.1 in the three and nine months ended December 24, 2004, respectively, as compared to operating losses of $5.9 and $18.3 in the three and nine months ended December 26, 2003, respectively. During Fiscal 2005, the segment benefited from savings realized from headcount and cost reductions implemented during Fiscal 2004. The losses in Fiscal 2004 were driven primarily by higher R&D expenses, asset impairment and other costs of $4.6, and R&D related severance costs of $1.4 incurred in the first nine months of Fiscal 2004.

Consumer Communications

                                    Three Months Ended      Nine Months Ended
                                    --------------------------------------------
                                    Dec. 24,    Dec. 26,   Dec. 24,      Dec.26,
(millions of U.S. dollars)            2004        2003       2004         2003
                                    --------    --------   --------      -------

Revenue                              $18.9       $14.9       $58.7       $42.1
                                     =====       =====       =====       ======
As a % of total revenue                 37%         32%         36%         29%
Operating loss                       $(2.0)      $(6.5)      $(5.8)      $(17.6)
                                     =====       =====       =====       ======

Zarlink's Consumer Communications products allow users to connect to the network. These products include wireless (for example, cellular chipsets) and infotainment applications (for example, set-top boxes and digital TV).

During the third quarter of Fiscal 2005, revenue increased 27% over the third quarter of Fiscal 2004, to $18.9. Revenue in the nine months ended December 24, 2004 totaled $58.7, an increase of 39% over the same period of Fiscal 2004.
Revenue improvements were driven primarily by increased sales volumes of the Company's demodulators.

The segment had an operating loss of $2.0 in the three month period ended December 24, 2004, as compared to $6.5 in the same period of Fiscal 2004. The segment's operating loss during the first nine months of Fiscal 2005 decreased to $5.8, down $11.8 from the same period of Fiscal 2004. These improvements were driven primarily by revenue improvements as well as savings realized from cost reduction activities implemented during Fiscal 2004. The operating loss in the nine month period ended December 26, 2003 included asset impairment and other costs of $2.0 and severance costs of $1.9.

Ultra Low-Power Communications

                                     Three Months Ended      Nine Months Ended
                                     -------------------------------------------
                                     Dec. 24,    Dec. 26,   Dec. 24,    Dec. 26,
(millions of U.S. dollars)             2004        2003       2004        2003
                                     --------    --------   --------    --------

Revenue                               $ 8.5       $ 7.9      $30.5       $26.7
                                      =====       =====      =====       =====
As a % of total revenue                  17%         17%        18%         18%
Operating income (loss)               $(3.0)      $ 0.3      $(4.5)      $(0.7)
                                      =====       =====      =====       =====

Zarlink's Ultra Low-Power Communications business segment provides custom Integrated Circuit and Application Specific Standard Product (ASSP) solutions for healthcare applications such as cardiac pacemakers, hearing-aids, swallowable camera capsules and portable medical instruments. The segment also provides ultra low-power solutions for commercial applications, such as electronic shelf labels, radio frequency tagging and personal area communications devices.

Revenue for the third quarter of Fiscal 2005 totaled $8.5, an increase of 8% from the third quarter of Fiscal 2004. Revenue improvements were driven by higher sales volumes within the wireless product line, which accounted for approximately 16% of the revenue increase. These improvements were partially offset by lower shipments of implantable products, which accounted for a decrease of 7% of revenue. During the first nine months of Fiscal 2005, revenue increased 14% over the same period in Fiscal 2004, to $30.5. Revenue increases were due mainly to increased sales volumes of wireless products, which contributed approximately 18% towards the segment's revenue increase. These improvements were partially offset by lower shipments in the audiologic product line, which accounted for a revenue decrease of approximately 4%.

For the three months ended December 24, 2004, the segment had an operating loss of $3.0 as compared to operating income of $0.3 in the three months ended December 26, 2003. The segment had an operating loss of $4.5 in the first nine months of Fiscal 2005 as compared to an operating loss of $0.7 in the same period of Fiscal 2004. Despite revenue improvements in Fiscal 2005, net losses were incurred in both periods primarily due to higher R&D expenses. The loss incurred in Fiscal 2004 was due mainly to the asset impairment and severance costs incurred during the period.

GEOGRAPHIC REVENUE

Revenue, based on the geographic location of customers, was distributed as follows:

                                               Three Months Ended                                  Nine Months Ended
                                  --------------------------------------------------------------------------------------------------
(millions of U.S. dollars)         Dec. 24,     % of        Dec. 26,     % of        Dec. 24,      % of         Dec. 26,      % of
                                     2004       Total         2003       Total         2004        Total          2003       Total
                                  --------------------------------------------------------------------------------------------------
Revenue:
Asia / Pacific                     $  21.9       42%        $  20.4       44%        $   69.9       42%        $   60.6       41%
Europe                                14.2       28%           13.8       29%            48.6       29%            44.3       30%
United States                         12.9       25%           10.0       21%            37.5       23%            32.9       23%
Canada                                 1.9        4%            2.5        5%             6.4        4%             6.4        4%
Other Regions                          0.3        1%            0.3        1%             3.4        2%             3.1        2%
                                  --------------------------------------------------------------------------------------------------
Total                              $  51.2      100%        $  47.0      100%        $  165.8      100%        $  147.3      100%
                                  ==================================================================================================

Asia/Pacific

Asia/Pacific revenue increased by 7% during the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004, and continues to represent the largest geographic segment of customer revenues. During the first nine months of Fiscal 2005, revenue in the Asia/Pacific region increased by 15% compared to the same period in Fiscal 2004. The revenue increases in Fiscal 2005 were driven primarily by increased shipments in the Consumer Communications segment, which accounted for approximately 18% and 24%, respectively, of the increase in the three and nine months ended December 24, 2004. This was partially offset by lower sales volumes within the Network Communications segment, which accounted for revenue decreases of approximately 9% and 7%, respectively, of the decrease in the same period of Fiscal 2004.

Europe

European revenues increased by 3% in the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004. The Company had higher sales volumes of electronic shelf labels in the Ultra-Low Power segment, which were partially offset by lower sales volumes of legacy products in the Network Communications segment. In the first nine months of Fiscal 2005, revenue increased by 10% compared to the same period of Fiscal 2004. Improvements were driven primarily by increased shipments of electronic shelf labels within the Ultra Low-Power Communications segment.

United States

Revenue to customers in the United States increased by 29% during the third quarter of Fiscal 2005 compared to the third quarter of Fiscal 2004. Increased sales volumes were seen predominantly in the Company's Timing and TSI and legacy Consumer product lines, which accounted for approximately 15% and 10%, respectively, of the revenue increase. In the first nine months of Fiscal 2005, revenue increased by 14% compared to the same period of Fiscal 2004. The increases were due primarily to higher sales volumes within the Network Communications segment.

Canada

Canadian revenue in the third quarter of Fiscal 2005 decreased by $0.6 compared to the same period in Fiscal 2004, primarily due to lower sales volumes of wireless products within the Ultra Low-Power segment. Revenue in the first nine months of Fiscal 2005 was in line with revenue in the same period of Fiscal 2004.

Other Regions

Revenue to customers in other regions during the third quarter of Fiscal 2005 was consistent with revenue in the third quarter of Fiscal 2004. In the first nine months of Fiscal 2005, revenue decreased by $0.3 as compared to the same period in Fiscal 2004 due to lower shipments of wireless products within the Consumer Communications segment.

GROSS MARGIN

                                      Three Months Ended     Nine Months Ended
                                      ------------------    --------------------
                                      Dec. 24,   Dec. 26,   Dec. 24,    Dec. 26,
(millions of U.S. dollars)             2004        2003       2004       2003
                                      --------   --------   --------    --------
Gross Margin                           $22.4      $21.0      $74.4      $66.0

As a percentage of revenue               44%        45%        45%        45%

Gross margin in the three month period ended December 24, 2004 was 44%, a decrease of one percentage point from gross margin in the same period in Fiscal 2004. Gross margin in the nine month period ended December 24, 2004 was 45% and was unchanged from gross margin in the nine months ended December 26, 2003. Despite savings realized in Fiscal 2005 from cost reduction activities implemented in the previous year, margins in Fiscal 2005 remained consistent with levels in Fiscal 2004 due to product mix in Fiscal 2005. Products within the Company's Consumer Communications segment generally have lower margins than products in the Company's other business segments, and increased revenue in this segment has decreased overall margins. Fiscal 2004 margins for the three and nine month periods ended December 26, 2003 were unfavorably impacted by $0.4 and $1.0, respectively, of severance costs incurred as part of the Company's cost reduction efforts.

OPERATING EXPENSES

Research and Development ("R&D")

                                      Three Months Ended     Nine Months Ended
                                      ------------------    --------------------
                                      Dec. 24,   Dec. 26,   Dec. 24,    Dec. 26,
(millions of U.S. dollars)             2004        2003       2004       2003
                                      --------   --------   --------    --------

R&D Expenses                             $15.7      $19.5      $46.2      $57.9

As a percentage of revenue                 31%        41%        28%        39%

R&D expenses decreased by 19%, or $3.8, in the third quarter of Fiscal 2005 from the same period in Fiscal 2004. In the first nine months of Fiscal 2005, R&D expenses were $46.2, a decrease of 20% as compared to the same period in Fiscal 2004. The decreases resulted mainly from savings generated as a result of headcount reductions and other cost reduction activities implemented during Fiscal 2004, primarily in the Network Communications and Consumer Communications segments. During the three and nine month periods ended December 26, 2003, severance costs of $1.4 and $2.4, respectively, were incurred resulting from R&D headcount reductions. These savings were partially offset by increased R&D activity in the Ultra Low-Power segment. The Company continues to refocus its R&D resources on programs and products that demonstrate superior potential for near and medium-term revenue.

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

      o Receivers and transmitters for single mode fiber (SMF) targeting the access network as well as various applications where customization is required; and

      o Parallel optical modules for high speed short reach applications using multi mode fiber (MMF).

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

      o Ultra low-power integrated circuits supporting short-range wireless communications for industrial applications such as electronic shelf labels and radio frequency tagging, and healthcare applications such as implantable devices, swallowable camera capsules, and personal area communications devices; and

      o     High  performance,  ultra  low-power  audio  data  converter  ASSPs,
            intended   for  use  in  digital   microphones,   for  high   growth
            communications and entertainment applications.

Selling and Administrative ("S&A")

                                      Three Months Ended    Nine Months Ended
                                      ------------------    --------------------
                                      Dec. 24,   Dec. 26,   Dec. 24,    Dec. 26,
(millions of U.S. dollars)             2004        2003       2004       2003
                                      --------   --------   --------    --------

S&A Expenses                             $12.7      $11.9      $34.4      $37.7

As a percentage of revenue                 25%        25%        21%        26%

S&A expenses increased by 7%, or $0.8, in the third quarter of Fiscal 2005 from the same period in Fiscal 2004. The increase was primarily due to higher corporate governance costs. These increases were partially offset by savings realized from cost reductions implemented in Fiscal 2004, when the Company reduced its headcount within sales, marketing, and other administrative functions in France, Canada, and various other geographic regions. These headcount reductions resulted in severance costs of $1.1 in the three months ended December 26, 2003.

For the nine months ended December 24, 2004, S&A expense was $34.4, a decrease of 9% over the first nine months of Fiscal 2004. Headcount reductions resulted in severance costs of $2.9 in the nine months ended December 26, 2003. These costs as well as other cost reduction activities implemented during Fiscal 2004 resulted in a reduction of S&A expense in Fiscal 2005.

Stock Compensation

The Company records stock compensation expense arising from certain stock options subjected to option exchange programs and from stock options awarded to former employees. During the three and nine months ended December 24, 2004, the Company recorded stock compensation expense of nil and $0.1, respectively (three and nine months ended December 26, 2003 - $0.1 and $0.1, respectively). The expense resulted from amortization of the fair value of stock options awarded to a former employee. Stock compensation expense was recorded as a component of S&A expense during the periods.

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

Based upon the terms of the Plymouth Foundry sale agreement with X-FAB, payment of the note receivable was scheduled to occur in two installments of $10.0 and $8.0. In the first six months of Fiscal 2005, X-FAB exercised its option to make early payments on the $10.0 installment. As a result of the early payments, the note receivable was discounted by $0.1 and the Company recognized a total gain on sale of business of $9.9 for the nine month period ended December 24, 2004.

On January 28, 2005, the Company received an early payment of $2.0 on the $8.0 final installment of the note receivable that is due from X-FAB in the first quarter for Fiscal 2006. The Company will recognize a gain on sale of business of $2.0 in the fourth quarter of Fiscal 2005.

NON-OPERATING INCOME AND EXPENSE

Interest Income

Interest income was $0.3 for the three months ended December 24, 2004 and $0.3 in the same period of Fiscal 2004. During the first nine months of Fiscal 2005, interest income was $0.7 as compared to $0.9 in the first nine months of Fiscal 2004. The decreases were mainly due to reduced average cash and short-term investment balances in Fiscal 2005.

Foreign Exchange Gains and Losses

Foreign exchange losses in the third quarter of Fiscal 2005 amounted to $1.8 as compared to losses of $1.2 for the same period in Fiscal 2004. During the nine months ended December 24, 2004, foreign exchange losses amounted to $2.2 as compared to $2.1 for the nine months ended December 26, 2003. Net foreign exchange gains and losses were recorded on monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency, and according to month-end market rates. The foreign exchange losses incurred relate primarily to the Company's pension liability denominated in Swedish Krona.

Interest Expense

Interest expense was nil for the three and nine month fiscal periods ended December 24, 2004, as compared to $0.2 and $0.5, respectively, for the three and nine month fiscal periods ended December 26, 2003.

INCOME TAXES

A $0.1 income tax expense was recorded for the third quarter of Fiscal 2005, compared with a recovery of $1.4 for the corresponding period in Fiscal 2004. During the nine months ended December 24, 2004, an income tax recovery of $0.9 was recorded, compared with a $1.4 recovery in the same period of Fiscal 2004. The recovery of $0.9 related to the release of previously recognized provisions no longer required as a result of settlements with tax authorities, in addition to a recovery of $0.3 relating to income tax refunds received in excess of provisions previously recorded, offset by income tax expense of $0.3.

The Company establishes a valuation allowance against deferred tax assets when management has determined that it is more likely than not that some or all of its deferred tax assets may not be realized. Based on historical taxable income and uncertainties relating to future taxable income over the periods in which the deferred tax assets are deductible, the Company has established a valuation allowance of $186.4 as at December 24, 2004 (March 26, 2004 - $176.8). The increase in the valuation allowance relates mainly to losses incurred, partially offset by temporary differences in the Company's domestic and foreign operations.

Management periodically reviews the Company's provision for income taxes and valuation allowance to determine whether the overall tax estimates are reasonable. When management performs its quarterly assessments of the provision and valuation allowance, it may be determined that an adjustment is required. An adjustment may have a material impact on the Company's financial position and results of operations.

NET INCOME (LOSS)

The Company recorded a net loss, after preferred share dividends, of $8.2, or $0.06 per share, in the third quarter of Fiscal 2005. This compares to a net loss, after preferred share dividends, of $11.8, or $0.09 per share, in the same period of Fiscal 2004. For the nine month period ended December 24, 2004, net income after preferred share dividends was $1.5, or $0.01 per share, as compared to a net loss after preferred share dividends of $37.9, or $0.30 per share, in the same period of Fiscal 2004.

The net income for the nine month period ended December 24, 2004, was primarily a result of the gain on sale of business of $9.9, as well as improved results due to improved revenues and margins and operating expense savings realized from the cost reduction activities implemented during Fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

At December 24, 2004, the Company held cash and cash equivalents totaling $29.7 (March 26, 2004 - $27.0). In addition, the Company held short-term investments of $39.6 at December 24, 2004 (March 26, 2004 - $54.8). The Company's restricted cash balance at December 24, 2004 was $13.9 (March 26, 2004 - $10.0).

Cash used in operating activities for the nine months ended December 24, 2004 was $14.5, as compared to $25.3 used in the same period of Fiscal 2004. Cash provided by operating activities before working capital changes amounted to $0.8 for the nine months ended December 24, 2004, as compared to $17.7 used in the first nine months of Fiscal 2004. Cash provided by operations resulted primarily from improved operating results during Fiscal 2005. Since March 26, 2004, the Company's working capital increased by $15.3, mainly as a result of increases in inventory of $7.3, other accounts receivable of $2.2, prepaid expenses of $2.1, and trade accounts receivable of $1.4, and decreases in accounts payable and accrued liabilities totaling $2.0. Inventory levels increased to accommodate expected sales demand in upcoming quarters. Prepaid expenses increased due primarily to the timing of payments for software design tool contracts. Other accounts receivable increases resulted from claims with certain of the Company's foundry suppliers. The increase in trade accounts receivable was a result of the timing of cash receipts at the end of the quarter. Accounts payable and accrued liabilities decreased primarily due to the timing of payments made to the Company's foundry suppliers. In comparison, the Company's working capital increased by $7.6 during the nine months of Fiscal 2004, primarily as a result of increases in accounts receivable of $8.4 and prepaid expenses of $2.5 resulting from the timing of cash collections and payments during the quarter, partially offset by an increase in accounts payable and accrued liabilities of $2.7.

Cash provided from investing activities was $22.5 for the nine months ended December 24, 2004, primarily from proceeds of $9.9 received as payment against a note receivable from X-FAB. In addition, cash increased from the maturity of short-term investments totaling $109.4, partially offset by purchases of short-term investments totaling $94.2. Cash provided from investing activities was $26.5 for the nine months ended December 26, 2003, primarily from matured short-term investments totaling $164.6, partially offset by purchases of short-term investments of $134.8.

Cash used in financing activities during the first nine months of Fiscal 2005 was $5.6. The use of cash was primarily the result of an increase in restricted cash of $3.9, and $1.6 payment of dividends on preferred shares. Cash used in financing activities during the first nine months of Fiscal 2004 was $6.6, resulting from an increase in restricted cash of $3.3, $1.6 payment of dividends on preferred shares, the repurchase of $1.2 of the Company's redeemable preferred shares, and the repayment of $0.5 of capital leases.

During Fiscal 2002, the Company took steps to wind up its defined benefit pension plan in the United Kingdom and replace it with a defined contribution plan. The Company expects to make a final payment of approximately $2.2 in the fourth quarter of Fiscal 2005 after the final adjustments are determined. This amount was included in other accrued liabilities as at December 24, 2004.

During the first nine months of Fiscal 2005, the Company declared and paid dividends of $1.6 on its redeemable preferred shares based on quarterly dividends averaging $0.39 (Cdn $0.50) per share. During the nine months ended December 24, 2004, there were no preferred shares purchased by the Company, and 13,200 preferred shares cancelled. These cancelled preferred shares had been repurchased during Fiscal 2004.

In addition to the Company's cash, cash equivalents, short-term investment and restricted cash balances, the Company has a credit facility of $14.1 available for letters of credit. Prior to the second quarter of Fiscal 2005, a credit facility in Canadian dollars was available. During the second quarter of Fiscal 2005, the facility agreement was amended to reflect the limit as $10.0 U.S. dollars, to better reflect the nature of the Company's activities. During the third quarter of Fiscal 2005, an additional $4.1 (Cdn $5.0) credit facility was obtained to secure an additional letter of credit related to the Company's pension plan in Sweden. As at December 24, 2004, cash and cash equivalents totaling $13.3 were hypothecated under the credit facility to cover outstanding letters of credit, and were reported as restricted cash. Accordingly, the Company had an unused facility of $0.8 available for letters of credit. The $3.9 increase in restricted cash during the first nine months of Fiscal 2005 was required to secure additional letters of credit related to the Company's pension plan in Sweden and to further secure changes in existing letters of credit due to changes in foreign exchange rates. Of the $13.3 restricted cash balance, $11.6 was issued to secure letters of credit related to the Company's pension plan in Sweden, and $1.0 letters of credit were outstanding related to the Company's SERP. In addition, $0.7 was issued to secure certain obligations under a performance guarantee and office lease arrangement. The Company has also pledged $0.6 as security for a custom bond and related credit facilities.

The Company has committed to fully secure its outstanding pension liability in Sweden of $14.1 by December 2005. In December 2004, the Company increased its letters of credit related to its pension plan in Sweden by $3.6, with an equivalent increase expected to occur in December 2005, depending upon foreign exchange rates at that time. The credit facilities are subject to periodic review, including the determination of compliance with certain financial covenants. It is uncertain if the Company will be able to meet these financial covenants in the future and, if not, to obtain a waiver from the bank, which may result in the availability of the credit facility being reduced or restricted. Management does not anticipate that this would have a material adverse effect on the financial position of the Company. Management believes the Company is in a position to meet all foreseeable business cash requirements and capital lease and preferred share payments from its cash balances on hand, existing financing facilities and cash flow from operations.

The Company's liquidity is impacted by contractual obligations. The Company's wafer supply agreements stipulate wafer pricing based upon quantities ordered. Although these agreements do not have minimum unit volume purchase requirements, one of the Company's supply agreements contains contractual obligations in the event of an order cancellation. This agreement states that if the Company decreases the total quantity of an order containing fixed price and quantity, the Company is committed to a higher fixed unit price for those wafers purchased on that order. In this situation, the overall obligation is dependent upon the volume and type of wafers purchased, and the remaining purchase period of this pricing agreement. Based upon the number of wafers purchased to date under this agreement, as at December 24, 2004, the maximum value of the price adjustment was $0.4.

During the third quarter of Fiscal 2005, the Company renegotiated certain contracts related to design tools and software for use in product development. Under the new agreements, the Company's purchase obligations as at December 24, 2004 were as follows:

                                             Payments due by period
                                       --------------------------------
                                               Less than 1        1 - 3
                                       Total         year         years
                                       --------------------------------
Purchase Obligations                   19.7          8.9          10.8

There have been no other significant changes to the Company's contractual obligations included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended March 26, 2004.

BACKLOG

The Company's 90-day backlog as at December 24, 2004 was $32.6 (September 24, 2004 - $36.6). Generally, manufacturing lead times for semiconductor products are longer because of the nature of the production process. However, as orders are sometimes booked and shipped within the same fiscal quarter (often referred to as "turns"), order backlog is not necessarily indicative of a sales outlook for the quarter or year. Backlog decreased from the prior quarter due to decreased bookings within the Ultra-Low Power and Consumer Communications segments.

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

The Company currently uses forward contracts and foreign currency options to reduce the exposure to foreign exchange risk on operating cash flows. The most significant foreign exchange exposures for the Company relate to the U.K. pound sterling, Canadian dollar, and the Swedish Krona. The change in market value of the derivatives resulted in an unrealized gain of $0.5. Management believes that the established hedges are effective against its known and anticipated cash flows, and that potential future losses from these hedges being marked to market would be largely offset by gains on the underlying hedged transactions.

The Company's assets and liabilities denominated in foreign currencies are subject to the effects of exchange rate fluctuations of those currencies relative to the U.S. dollar. The most significant liability denominated in a foreign currency is the Company's pension liability denominated in Swedish Krona. The Company is currently assessing alternatives to reduce its exposure to foreign currency fluctuations on this liability.

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

Other than the planned review of alternatives to reduce exposure to foreign currency fluctuations on the Swedish pension liability, management does not foresee any significant changes in the strategies used to manage foreign exchange and interest rate risks in the near future.

As at December 24, 2004, there were no material changes in information about market risks as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 26, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 24, 2004. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures:

      (i) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission; and

      (ii) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the Company's review and evaluation of its internal controls during the quarter ended December 24, 2004, the Company identified and initiated a number of measures to improve the internal controls over the existence and valuation of inventory. In general, these measures included improved reconciliation procedures, and documented reviews and approvals of work performed or procedures executed.

In connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 24, 2004, the Company's management has assessed that these control improvements have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

The Company has been made aware of certain payroll work performed from November 1999 to August 2002 by an affiliate of its Independent Registered Public Accounting Firm, Ernst & Young LLP (E&Y) in the Netherlands that has raised issues regarding E&Y's independence with respect to its performance of audit services. During this period, E&Y's Netherlands affiliate transferred payroll disbursements to a Zarlink employee on behalf of the Company. To facilitate the payroll disbursements, a bank account was opened by the Company, in which E&Y Netherlands was assigned as power of attorney. These services were terminated in August 2002 at which time there was no further activity in the account until July 2004 when the remaining account balance of 50,000 euros was transferred back to the Company and the payroll account was closed. These services are not permitted under the auditor independence rules. The Company, its Audit Committee and Ernst & Young have considered the impact the providing of these services may have had on Ernst & Young's independence with respect to the Company and concluded there has been no impairment of Ernst & Young's independence.

ITEM 6.   EXHIBITS

31.1      Rule 13a-14(a) Certification, President and Chief Executive Officer

31.2 Rule 13a-14(a) Certification, Senior Vice President of Finance and Chief Financial Officer

32.1      Section 1350 Certification, President and Chief Executive Officer

32.2 Section 1350 Certification, Senior Vice President of Finance and Chief Financial Officer

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

Zarlink Semiconductor Inc.
(Registrant)

Name                      Title                                  Date
-----------------------   --------------------------  --------------------------

/s/ SCOTT MILLIGAN
-------------------------
Scott Milligan             Senior Vice President of Finance     February 2, 2005
                           and Chief Financial Officer
                           (Principal Financial and
                           Accounting Officer)